Form 10-Q
period 2020-09-30
Synaptogenix, Inc.
filed 2020-12-23
CIK 1571934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission File Number: 333-249434

SYNAPTOGENIX, INC.

(Exact name of registrant as specified in its charter)

Delaware	46-1585656
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer
Identification No.)

1185 Avenue of the Americas, 3rd Floor
New York, New York	10036
(Address of principal executive offices)	(Zip code)

(973) 242-0005

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

As of December 18, 2020 there were 5,030,316 shares of the registrant’s common stock, $0.0001 par value per share, issued and outstanding.

EXPLANATORY NOTE

On May 17, 2020, Neurotrope, Inc. (“Neurotrope”) announced plans for the complete legal and structural separation of Synaptogenix, Inc. (formerly known as Neurotrope Bioscience, Inc.) (the “Company” or “Synaptogenix”) from Neurotrope (the “Spin-Off”). Under the Separation and Distribution Agreement between Neurotrope and the Company (the “Separation and Distribution Agreement”), Neurotrope planned to distribute all of its equity interest in us to Neurotrope’s stockholders. Following the Spin-Off, Neurotrope would not own any equity interest in us, and we would operate independently from Neurotrope.

On December 6, 2020, Neurotrope approved the final distribution ratio and holders of record of Neurotrope common stock, Neurotrope preferred stock and certain warrants as of November 30, 2020 (the “Spin-Off Record Date”) received a pro rata distribution at the rate of (i) one share of Synaptogenix, Inc. common stock for every five shares of Neurotrope common stock held, (ii) one share of Synaptogenix, Inc. common stock for every five shares of Neurotrope common stock issuable upon conversion of Neurotrope preferred stock held and (iii) one share of Synaptogenix, Inc. common stock for every five shares of Neurotrope common stock issuable upon exercise of certain Neurotrope warrants held that were entitled to participate in the Spin-Off pursuant to the terms thereof (collectively, the “Distribution”).

On December 7, 2020, we completed the legal separation from Neurotrope, at which time we began to operate as an independent company. Pursuant to the Separation and Distribution Agreement, all cash in excess over $20,000,000, subject to adjustment, and all of the operations, assets and liabilities of Neurotrope not retained by Neurotrope in connection with the Spin-Off, was transferred to us. We also filed an amended and restated certificate of incorporation which, among other things, changed our name to Synaptogenix, Inc. We expect that our common stock will be quoted on the OTCQB market of the OTC Markets Group, Inc. under the symbol “SNPX” at a date to be determined in the future. We currently trade on the OTC Pink Sheet market.

Pursuant to Rule 15d-13 of the Securities Exchange Act of 1934, the Company is required to file its first quarterly report of the issuer within 45 days after the effective date of Company’s Registration Statement (the “Registration Statement”) on Form S-1 (File No. 333-249434). Since the consummation of the Spin-Off occurred after the end of the September 30, 2020 quarter covered by this Form 10-Q, this Form 10-Q reflects the results of the Company for periods prior to the completion of the Spin-Off; with certain financial information provided on an adjusted basis to give effect to certain transactions, including adjustments to basic loss per share and weighted-average basic shares outstanding to give effect to the distribution ratio of 0.2 shares of the Company’s common stock for every one share of Neurotrope common stock held on the record date for the Spin-Off.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements. These statements, identified by words such as “plan,” “anticipate,” “believe,” “estimate,” “should,” “expect” and similar expressions, include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, the significant length of time associated with drug development and related insufficient cash flows and resulting illiquidity, our patent portfolio, our inability to expand our business, significant government regulation of pharmaceuticals and the healthcare industry, lack of product diversification, availability of our raw materials, existing or increased competition, stock volatility and illiquidity, and the our failure to implement our business plans or strategies. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this report in its entirety, including but not limited to our financial statements and the notes thereto and the risks described in the Registration Statement, filed with the Securities and Exchange Commission (the “SEC”) on November 12, 2020. We advise you to carefully review the reports and documents we file from time to time with the SEC including our current reports on Form 8-K. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to publicly release any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

Synaptogenix, Inc.

Condensed Balance Sheets

(Unaudited)

	September 30,	December 31,
	2020	2019
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$26,999,862	$17,382,038
Grant receivable	861,852	-
Prepaid expenses and other current assets	1,264,721	494,112

TOTAL CURRENT ASSETS	29,126,435	17,876,150

Fixed assets, net of accumulated depreciation	23,446	21,671

TOTAL ASSETS	$29,149,881	$17,897,821

LIABILITIES AND PARENT COMPANY EQUITY

CURRENT LIABILITIES
Accounts payable	$1,190,285	$413,081
Accrued expenses	110,159	65,975

TOTAL CURRENT LIABILITIES	1,300,444	479,056

Commitments and contingencies

Parent company investment	27,849,437	17,418,765

TOTAL LIABILITIES AND PARENT COMPANY EQUITY	$29,149,881	$17,897,821

See accompanying notes to condensed financial statements.

Synaptogenix, Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019

OPERATING EXPENSES:
Research and development	410,292	$845,797	$1,004,762	$4,273,531
General and administrative - related party	-	12,500	7,361	37,500
General and administrative	1,778,187	2,131,205	5,731,238	5,165,096
Stock-based compensation - related party	-	47,695	21,001	173,161
Stock-based compensation	387,927	877,525	1,428,022	3,173,519
		-		-
TOTAL OPERATING EXPENSES	2,576,406	3,914,722	8,192,384	12,822,807
		-		-
OTHER INCOME (EXPENSE):		-		-
Warrant amendment expense	(1,700,000)	-	(1,700,000)	-
Interest income	6,797	90,159	153,305	301,620
		-		-
Net loss before income taxes	4,269,609	3,824,563	9,739,079	12,521,187
		-		-
Provision for income taxes	-	-	-	-
		-		-
Net loss	$4,269,609	$3,824,563	$9,739,079	$12,521,187

PER SHARE DATA:

Basic and diluted loss per common share	$(0.90)	$(1.48)	$(2.28)	$(4.83)

Basic and diluted weighted average common shares outstanding (1)	4,755,100	2,588,020	4,274,200	2,593,500

(1) Weighted-average common shares outstanding are based on the number of shares of Neurotrope, Inc. common stock outstanding as of the end of the period, adjusted for an assumed distribution ratio of 0.20 shares of our common stock for every one share of Neurotrope, Inc. common stock held on the record date for the Spin-Off.

See accompanying notes to condensed financial statements.

Synaptogenix, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2020	September 30, 2019
CASH FLOW USED IN OPERATING ACTIVITIES
Net loss	$(9,739,079)	$(12,521,187)
Adjustments to reconcile net loss to net
cash used by operating activities
Stock based compensation	1,449,023	3,346,680
Consulting services paid by issuance of common stock	120,000	352,748
Consulting services paid by issuance of common stock warrants	380,740	1,004,398
Warrant amendment expense	1,700,000
Depreciation expense	3,638	3,289
Change in assets and liabilities
(Increase) in grant receivable	(861,852)	-
(Increase) in prepaid expenses	(770,609)	(380,623)
Increase (decrease) in accounts payable	777,204	(2,172,813)
Increase in accrued expenses	44,184	371
Total adjustments	2,842,328	2,154,050

Net Cash Used in Operating Activities	(6,896,751)	(10,367,137)

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchase of fixed assets	(5,413)	(5,214)

Net Cash Used in Investing Activities	(5,413)	(5,214)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from exercise of common stock warrants	-	-
Net proceeds from issuance of preferred stock and warrants	-	-
Net transfer from (to) parent	16,519,988	419,843

Net Cash Provided by Financing Activities	16,519,988	419,843

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	9,617,824	(9,952,508)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	17,382,038	28,854,218

CASH AND EQUIVALENTS AT END OF PERIOD	$26,999,862	$18,901,710

See accompanying notes to condensed financial statements.

SYNAPTOGENIX, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Unless the context otherwise indicates, references in these Notes to the accompanying financial statements to “we,” “us,” “our” and “the Company” refer to Synaptogenix, Inc. (formerly known as Neurotrope Bioscience, Inc.), a Delaware corporation. References to “Neurotrope”, “Parent Company” or “Parent” refer to Neurotrope, Inc., a Nevada corporation.

This Form 10-Q should be read in conjunction with our former Parent’s audited consolidated financial statements and accompanying Notes to consolidated financial statements in the Registration Statement declared effective by the Securities and Exchange Commission (the “SEC”) on November 9, 2020, which includes consolidated financial statements for Neurotrope for each of the two years ended December 31, 2019 and 2018.

Note 1 – Organization, Nature of Business, and Liquidity:

Organization & Business

Synaptogenix was incorporated in Delaware on October 31, 2012. Synaptogenix was formed to advance new therapeutic and diagnostic technologies in the field of neurodegenerative disease, primarily Alzheimer’s disease (“AD”). Synaptogenix is collaborating with Cognitive Research Enterprises, Inc. (formerly known as the Blanchette Rockefeller Neurosciences Institute, or BRNI) (“CRE”), a related party, in this process. The exclusive rights to certain technology were licensed by CRE to Synaptogenix on February 28, 2013 (see Note 4 - Related Party Transactions and Licensing / Research Agreements). Synaptogenix was a wholly-owned subsidiary of Neurotrope, Inc. prior to the completion of the Spin-Off on December 7, 2020. The operations of Neurotrope, Inc. are almost exclusively those of Synaptogenix, Inc.

On October 8, 2019, following the Parent’s announcement of top-line results from its Phase 2 study of Bryostatin-1, its lead compound, in moderate to severe AD, the Company announced its plans to explore strategic alternatives to maximize shareholder value. The Parent’s Board of Directors (the “Board”) formed a strategic alternatives committee to evaluate its alternatives, including, but not necessarily limited to, collaborations or merger and acquisition transactions.

On May 17, 2020, the Parent, Petros Pharmaceuticals, Inc., a Delaware corporation formed for the purposes of effecting transactions contemplated by the Merger Agreements (“Petros”), PM Merger Sub 1, LLC, a Delaware limited liability company and a wholly-owned subsidiary of Petros (“Merger Sub 1”), PN Merger Sub 2, Inc., a Delaware corporation and a wholly-owned subsidiary of Petros (“Merger Sub 2”), and Metuchen Pharmaceuticals LLC, a Delaware limited liability company (“Metuchen”), entered into an Agreement and Plan of Merger (the “Original Merger Agreement”), as amended by the First Amendment to the Original Merger Agreement dated as of July 23, 2020 (the “ First Merger Agreement Amendment”) and the Second Amendment to the Original Merger Agreement dated as of September 30, 2020 (the “Second Merger Agreement Amendment” and, together with the First Merger Agreement Amendment and the Original Merger Agreement, the “Merger Agreement”), which provides for (1) the merger of Merger Sub 1 with and into Metuchen, with Metuchen surviving as a wholly-owned subsidiary of Petros (the “Metuchen Merger”) and (2) the merger of Merger Sub 2 with and into the Parent, with the Parent surviving as a wholly-owned subsidiary of Petros (the “Neurotrope Merger” and together with the Metuchen Merger, the “Mergers”). The shareholder vote to approve the merger and spin-off transaction occurred on November 25, 2020.

In addition, as a condition to the consummation of the Mergers, Neurotrope is required to approve a spin-off transaction (the “Spin-Off”) whereby (i) any cash in excess of $20,000,000, subject to adjustment as provided for in the Merger Agreement, and all of the operating assets and liabilities not retained by the Parent in connection with the Mergers will be contributed to a wholly-owned subsidiary of the Company. See Note 8, Subsequent Events.

WCT Services Agreement

On July 23, 2020, Synaptogenix, Inc. entered into a services agreement (the “2020 Services Agreement”) with Worldwide Clinical Trials, Inc. (“WCT”). The 2020 Services Agreement relates to services for the Company’s Phase 2 clinical study assessing the safety, tolerability and long-term efficacy of bryostatin in the treatment of moderately severe AD subjects not receiving memantine treatment (the “2020 Study”).

Pursuant to the terms of the 2020 Services Agreement, WCT will provide services to enroll approximately one hundred (100) 2020 Study subjects. The first 2020 Study site was initiated in September of 2020. The total estimated budget for the services, including pass-through costs, is approximately $9.8 million. As previously disclosed by our Parent on January 22, 2020, the Company has received a $2.7 million award from the National Institutes of Health (“NIH”), which award is being used to support the 2020 Study, resulting in an estimated net budgeted cost of the 2020 Study to the Company of $7.1 million.  The NIH grant provides for funds in the first year, which began in April 2020, of approximately $1.0 million and funding in year two, which begins April 2021, of approximately $1.7 million.

In connection with their entry into the 2020 Letter of Intent and Services Agreement, the parties agreed that WCT would invoice Synaptogenix, Inc. for the following advance payments: (i) services fees of approximately $943,000; (ii) pass-through expenses of approximately $266,000; and (iii) investigator/institute fees of approximately $314,000, which in each case will be due within ten (10) days of Synaptogenix, Inc.’s receipt of such invoice. Synaptogenix, Inc. may terminate the 2020 Services Agreement without cause upon sixty (60) days prior written notice.  As of September 30, 2020, the Company incurred approximately $1 million of expenses associated with the clinical trial.

Of the total cost of the trial, as of December 18, 2020, approximately $2.2 million has been funded against the total trial cost. The Company incurred approximately $800,000 and $1.0 million of expenses associated with the current Phase 2 clinical trial for the three and nine months ended September 30, 2020, respectively, with approximately $0.5 million of the expense incurred credited to the $1.5 million advance payment. As of September 30, 2020, approximately $1 million of WCT prepayments is included as a prepaid expense and other current assets and $548,000 which is included in accounts payable in the accompanying balance sheet.

Liquidity

As of September 30, 2020, we had approximately $27.0 million in cash and cash equivalents as compared to $17.4 million at December 31, 2019. The increase in cash is attributable to the net transfer from Neurotrope, Inc. partially offset by cash used for operating activities during the 2020 period. On December 2, 2020, the Company transferred approximately $19.4 million to Petros Pharmaceuticals, Inc., pursuant to the merger of Neurotrope, Inc. and Metuchen Pharmaceuticals, Inc. which closed on December 1, 2020, see Note 8, Subsequent Events.

The Company expects that its current cash and cash equivalents, $6.0 million as of the financial reporting date, plus the remaining NIH grant not yet received of approximately $1.7 million, will be sufficient to support its projected operating requirements for at least the next 12 months from the Form 10-Q filing date, which would include the current development plan for bryostatin, our novel drug targeting the activation of PKC epsilon.

Future development activities beyond 12 months from this Form 10-Q filing date will require additional equity or debt financing or additional collaboration or licensing agreements. Such equity financing may not be on favorable terms and would likely be dilutive or in the case of debt financing may involve restrictive covenants.  Collaboration or licensing arrangements may require the Company to relinquish rights to some of its technologies or product candidates on terms that may not favorable to the Company. The Company’s ability to access capital when needed is not assured and, if not achieved on a timely basis, could materially harm its business, financial condition and results of operations.

Note 2 – Summary of Significant Accounting Policies:

Basis of Presentation

As of and through September 30, 2020, the Company was a wholly owned subsidiary of Neurotrope, Inc. and comprised substantially all of the operations of Neurotrope, Inc. All expenses incurred by the Parent, if any, on behalf of the wholly subsidiary have been pushed down to the wholly owned subsidiary. Accordingly, these financial statements represent the historical financial statements of Synaptogenix, prepared on a stand-alone basis utilizing the legal entity approach. Our financial statements reflect our financial position, results of operations and cash flows as we were historically managed, in conformity with accounting principles generally accepted in the United States (“GAAP”).

All intercompany transactions between the Company and Neurotrope, Inc. have been included in our unaudited condensed financial statements and are considered to be effectively settled for cash in our financial statements at the time the Spin-Off is recorded. The total net effect of the settlement of these intercompany transactions is reflected in our condensed statements of cash flow as a financing activity and in the condensed balance sheets as “Parent company investment.”

The accompanying unaudited condensed financial statements have been prepared in accordance with GAAP for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The results of operations for the nine months ended September 30, 2020 may not be indicative of results for the full year.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company, which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates:

The preparation of financial statements in conformity with GAAP requires management to make significant estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents and Concentration of Credit Risk:

The Company considers all highly liquid cash investments with an original maturity of three months or less when purchased to be cash equivalents. At September 30, 2020, the Company’s cash balances that exceed the current insured amounts under the Federal Deposit Insurance Corporation (“FDIC”) were approximately $1.3 million. In addition, approximately $25.7 million included in cash and cash equivalents were invested in a money market fund, which is not insured under the FDIC. Cash and cash equivalents are held in banks or in custodial accounts with banks. Cash equivalents are defined as all liquid investments and money market funds with maturity from date of purchase of 90 days or less that are readily convertible into cash.

Fixed Assets:

Fixed assets are stated at cost less accumulated depreciation. Depreciation is computed on a straight line basis over the estimated useful life of the asset, which is deemed to be between three and ten years.

Parent Company Investment:

Our financial statements have been prepared on a stand-alone basis and are derived from the consolidated financial statements and accounting records of Neurotrope, Inc. All transactions between us and Neurotrope, Inc. have been included in our financial statements and are considered to be effectively settled for cash in our financial statements at the time the Spin-Off is recorded. The total net effect of the settlement of these intercompany transactions is reflected in our statements of cash flow as a financing activity and in the balance sheets as “Parent company investment.”

During September 2020, Neurotrope entered into separate warrant amendment agreements with certain existing holders of warrants to purchase shares of its common stock. The warrant amendment agreements are intended to facilitate the transactions contemplated by the Merger Agreement. The Company has recorded an other expense of $1,700,000 related to these warrant amendments which is included in the balance of Parent company investment.

Research and Development Costs:

All research and development costs, including costs to maintain or expand the Company’s patent portfolio licensed from CRE are expensed when incurred. Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 730 - Research and Development requires companies involved in research and development activities to capitalize non-refundable advance payments for such services pursuant to contractual arrangements because the right to receive those services represents an economic benefit. Such capitalized advances will be expensed when the services occur and the economic benefit is realized. There were no capitalized research and development services at September 30, 2020 and December 31, 2019.

Loss Per Share:

Basic earnings per share and weighted-average basic shares outstanding are based on the number of shares of Neurotrope, Inc. common stock outstanding as of the end of the period, adjusted for an assumed distribution ratio of 0.20 shares of our Common Stock for every one share of Neurotrope, Inc. common stock held on the record date for the Spin-Off. See Note 8, Subsequent Events.

Income Taxes:

The Company accounts for income taxes using the asset and liability approach which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts reportable for income tax purposes under the “Separate return method.” Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized.

The Company applies the provisions of FASB ASC 740-10, Accounting for Uncertain Tax Positions, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The standard also provides guidance on de-recognition, classification, interest and penalties, and accounting in interim periods, disclosure and transitions.

The Company has concluded that there are no significant uncertain tax positions requiring recognition in the accompanying financial statements. The tax period that is subject to examination by major tax jurisdictions is generally three years from the date of filing.

Risks and Uncertainties:

The Company operates in an industry that is subject to rapid technological change, intense competition, and significant government regulation. The Company’s operations are subject to significant risk and uncertainties including financial, operational, technological, regulatory and other risk. Such factors include, but are not necessarily limited to, the results of clinical testing and trial activities, the ability to obtain regulatory approval, the limited supply of raw materials, the ability to obtain favorable licensing, manufacturing or other agreements, including risk associated with our CRE licensing agreement, for its product candidates and the ability to raise capital to achieve strategic objectives.

CRE has entered into a material transfer agreement with the National Cancer Institute of the National Institutes of Health (“NCI”), pursuant to which the NCI has agreed to supply bryostatin required for the Company’s pre-clinical research and clinical trials. This agreement does not provide for a sufficient amount of bryostatin to support the completion of all of the clinical trials that the Company is required to conduct in order to seek U.S. Food and Drug Administration (“FDA”) approval of bryostatin for the treatment of AD. Therefore, CRE or the Company would have to enter into one or more subsequent agreements with the NCI for the supply of additional amounts of bryostatin. If CRE or the Company were unable to secure such additional agreements, or if the NCI otherwise discontinues for any reason supplying the Company with bryostatin, then the Company would have to either secure another source of bryostatin or discontinue its efforts to develop and commercialize bryostatin for the treatment of AD. In the interest of mitigating this risk, on June 9, 2020, the Company entered into a supply agreement (the "Supply Agreement") with BryoLogyx Inc. ("BryoLogyx"), pursuant to which BryoLogyx agreed to serve as the Company's exclusive supplier of synthetic Bryostatin-1. Pursuant to the terms of the Supply Agreement, the Company has agreed to place an initial order of one gram of current good manufacturing practice ("cGMP") synthetic Bryostatin-1 as an active pharmaceutical ingredient to be used in a drug product ("API"), to be shipped by BryoLogyx within 60 days after the date upon which BryoLogyx obtains cGMP certification for production of API, which certification shall be obtained no later than March 31, 2021.

Management is currently evaluating the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s clinical trials and development programs, financial position, results of its operations, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Expense reimbursement for grant award

The Company is reducing research and development expenses by funding from a National Institutes of Health (“NIH”) grant during the period that the expenses are incurred. For the three and nine months ending September 30, 2020, the Company recorded a reduction to expenses incurred and a corresponding grant receivable for its current Phase 2 clinical trial of $861,852. Of this amount, approximately $705,000 was received in October 2020 with the remaining amount to be received pursuant to the terms of the NIH grant.

Of the total $2.7 million available from the NIH grant, approximately $1 million is available for reimbursement for trial-related expenses incurred during the period April 2020 to March 2021 ($300,000 remaining to receive as of December 18, 2020) with the remaining $1.7 million available for reimbursement during the period April 2021 to March 2022.  The Company believes it will receive the maximum reimbursements under the grant.

Recent Accounting Pronouncements

Accounting Pronouncements Adopted During the Period:

In August 2018 the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. This standard modifies certain disclosure requirements on fair value measurements. This standard became effective for the Company on January 1, 2020. The adoption of this standard did not have a material impact on the Company’s financial statements.

Note 3– Collaborative Agreements:

Stanford License Agreements

On May 12, 2014, the Company entered into a license agreement (the “Stanford Agreement”) with The Board of Trustees of The Leland Stanford Junior University (“Stanford”), pursuant to which Stanford has granted to the Company a revenue-bearing, world-wide right and exclusive license, with the right to grant sublicenses (on certain conditions), under certain patent rights and related technology for the use of bryostatin structural derivatives, known as “bryologs,” for use in the treatment of central nervous system disorders, lysosomal storage diseases, stroke, cardio protection and traumatic brain injury, for the life of the licensed patents. the Company is required by the Stanford Agreement to use commercially reasonable efforts to develop, manufacture and sell products (“Licensed Products”) in the Licensed Field of Use (as defined in the Stanford Agreement) during the term of the licensing agreement which expires upon the termination of the last valid claim of any licensed patent under this agreement. In addition, the Company must meet specific diligence milestones, and upon meeting such milestones, make specific milestone payments to Stanford. The Company must also pay Stanford royalties of 3% of net sales, if any, of Licensed Products (as defined in the Stanford Agreement) and milestone payments of up to $3.7 million dependent upon stage of product development. As of September 30, 2020, no royalties nor milestone payments have been required.

On January 19, 2017, the Company entered into an additional, second license agreement with Stanford, pursuant to which Stanford has granted to the Company a revenue-bearing, world-wide right and exclusive license, with the right to grant sublicenses (on certain conditions), under certain patent rights and related technology for the use of “Bryostatin Compounds and Methods of Preparing the Same,” or synthesized bryostatin, for use in the treatment of neurological diseases, cognitive dysfunction and psychiatric disorders, for the life of the licensed patents. The Company paid Stanford $70,000 upon executing the license and is obligated to pay an additional $10,000 annually as a license maintenance fee. In addition, based upon certain milestones which include product development and commercialization, the Company is required to pay up to an additional $2.1 million and between 1.5% and 4.5% royalty payments on certain revenues generated by the Company relating to the licensed technology. The Company has made all required annual maintenance payments. As of September 30, 2020, no royalties nor milestone payments have been required.

Mt. Sinai License Agreement

On July 14, 2014, the Company entered into an Exclusive License Agreement (the “Mount Sinai Agreement”) with the Icahn School of Medicine at Mount Sinai (“Mount Sinai”). Pursuant to the Mount Sinai Agreement, Mount Sinai granted the Company (a) a revenue-bearing, world-wide right and exclusive license, with the right to grant sublicenses (on certain conditions), under Mount Sinai’s interest in certain joint patents held by the Company and Mount Sinai (the “Joint Patents”) as well as in certain results and data (the “Data Package”) and (b) a non-exclusive license, with the right to grant sublicenses on certain conditions, to certain technical information, both relating to the diagnostic, prophylactic or therapeutic use for treating diseases or disorders in humans relying on activation of Protein Kinase C Epsilon (“PKCε”), which includes Niemann-Pick Disease (the “Mount Sinai Field of Use”). The Mount Sinai Agreement allows the Company to research, discover, develop, make, have made, use, have used, import, lease, sell, have sold and offer certain products, processes or methods that are covered by valid claims of Mount Sinai’s interest in the Joint Patents or an Orphan Drug Designation Application covering the Data Package (“Mount Sinai Licensed Products”) in the Mount Sinai Field of Use (as such terms are defined in the Mount Sinai Agreement).

The Company is required to pay Mt. Sinai milestone payments of $2 million upon approval of a new drug approval (“NDA”) in the United States and an additional $1.5 million for an NDA approval in the European Union or Japan. In addition, the Company is required to pay Mt. Sinai royalties on net sales of licensed product of 2.0% for up to $250 million of net sales and 3.0% of net sales over $250 million. Since inception, the Company has paid Mt. Sinai approximately $160,000 consisting of licensing fees of $85,000 plus development costs and patent fees of approximately $75,000. As of September 30, 2020, no royalties nor milestone payments have been required.

Agreements with BryoLogyx

On June 9, 2020, the Company entered into a supply agreement (the “Supply Agreement”) with BryoLogyx Inc. (“BryoLogyx”), pursuant to which BryoLogyx agreed to serve as the Company’s exclusive supplier of synthetic Bryostatin-1. Pursuant to the terms of the Supply Agreement, the Company has agreed to place an initial order of one gram of current good manufacturing practice (“cGMP”) synthetic Bryostatin-1 as an active pharmaceutical ingredient to be used in a drug product (“API”), to be shipped by BryoLogyx within 60 days after the date upon which BryoLogyx obtains cGMP certification for production of API, which certification must be obtained by no later than March 31, 2021. The Company may place additional orders for API beyond the initial order by making a written request to BryoLogyx no later than six months prior to the requested delivery date.

In connection with the Supply Agreement, on June 9, 2020, the Company entered into a transfer agreement (the “Transfer Agreement”) with BryoLogyx. Pursuant to the terms of the Transfer Agreement, the Company agreed to assign and transfer to BryoLogyx all of the Company’s right, title and interest in and to that certain Cooperative Research and Development Agreement, dated as of January 29, 2019 (the “CRADA”), by and between the Company and the U.S. Department of Health and Human Services, as represented by the NCI, under which Bryostatin-1’s ability to modulate CD22 in patients with relapsed/refractory CD22+ disease has been evaluated to date. The transfer is subject to the receipt of NCI’s consent. Pursuant to guidance provided by NCI, the Company CRADA has been cancelled and BryoLogyx has initiated a request for a new CRADA in its name. BryoLogyx will be filing its own investigational new drug application (“IND”) for CD22 with the FDA. As consideration for the transfer of rights to the CRADA, BryoLogyx has agreed to pay to the Company 2% of the gross revenue received in connection with the sale of bryostatin products, up to an aggregate payment amount of $1 million. No such revenues have been earned as of September 30, 2020.

Note 4– Related Party Transactions and Licensing / Research Agreements:

Cognitive Research Enterprises, Inc. (“CRE”)

James Gottlieb, who resigned as a director of Neurotrope, Inc. on February 21, 2020, serves as a director of CRE, and Shana Phares, who resigned as a director of Neurotrope, Inc. on February 25, 2020, served as President and Chief Executive Officer of CRE. CRE is a stockholder of a corporation, Neuroscience Research Ventures, Inc. (“NRV, Inc.”), which owned approximately 1.2% of the Neurotrope Inc.’s outstanding common stock as of September 30, 2020.

Effective October 31, 2012, the Company executed a Technology License and Services Agreement (the “TLSA”) with CRE, a related party, and NRV II, LLC (“NRV II”), another affiliate of CRE, which was amended by Amendment No. 1 to the TLSA as of August 21, 2013. As of February 4, 2015, the parties entered into an Amended and Restated Technology License and Services Agreement (the “CRE License Agreement”). The CRE License Agreement provides research services and has granted the Company the exclusive and nontransferable world-wide, royalty-bearing right, with a right to sublicense (in accordance with the terms and conditions described below), under CRE’s and NRV II’s respective right, title and interest in and to certain patents and technology owned by CRE or licensed to NRV II by CRE as of or subsequent to October 31, 2012, to develop, use, manufacture, market, offer for sale, sell, distribute, import and export certain products or services for therapeutic applications for AD and other cognitive dysfunctions in humans or animals (the “Field of Use”). Additionally, the TLSA specifies that all patents that issue from a certain patent application shall constitute licensed patents and all trade secrets, know-how and other confidential information claimed by such patents constitute licensed technology under the CRE License. The CRE License Agreement terminates on the later of the date (a) the last of the licensed patent expires, is abandoned, or is declared unenforceable or invalid or (b) the last of the intellectual property enters the public domain.

After Neurotrope Inc.’s initial Series A Stock financing, the CRE License Agreement required the Company to enter into scope of work agreements with CRE as the preferred service provider for any research and development services or other related scientific assistance and support services. There were no such statements of work agreements required to be entered into during the nine months ended September 30, 2020 or fiscal year 2019.

In addition, the CRE License Agreement requires the Company to pay CRE a “Fixed Research Fee” of $1 million per year for five years, commencing on the date that the Company completes a Series B Preferred Stock financing resulting in proceeds of at least $25,000,000 (the “Series B Financing “) which shall also include the proceeds from the exercise of any Series A warrants, Series B warrants, and Series E warrants. This Fixed Research Fee has not been triggered. The CRE License Agreement also requires the payment of royalties ranging between 2% and 5% of the Company’s revenues generated from the licensed patents and other intellectual property, dependent upon the percentage ownership that NRV, Inc. holds in the Company.

In addition, on November 10, 2018, the Company and CRE entered into a second amendment (the “Second Amendment”) to the TLSA pursuant to which CRE granted certain patent prosecution and maintenance rights to the Company. Under the Second Amendment, the Company will have the sole and exclusive right and the obligation, to apply for, file, prosecute and maintain patents and applications for the intellectual property licensed to the Company, and pay all fees, costs and expenses related to the licensed intellectual property. The Company paid CRE $10,000 in consideration of this Second Amendment.

Note 5 – Commitments:

Clinical Trial Services Agreements

On May 4, 2018, the Company executed a Services Agreement (the “2018 Services Agreement”) with WCT. The 2018 Services Agreement related to services for the Company’s Phase 2 confirmatory clinical study assessing the safety, tolerability and efficacy of bryostatin in the treatment of moderately severe to severe AD (the “2018 Study”). Pursuant to the terms of the 2018 Services Agreement, WCT provided services to target enrollment of approximately one hundred (100) 2018 Study subjects. The total estimated budget for the services, including pass-through costs, drug supply and other statistical analyses, was approximately $7.8 million. The Company has incurred all of the expenses associated with the 2018 Services Agreement as of September 30, 2020.

On July 23, 2020, the Company entered into the 2020 Services Agreement with WCT. The 2020 Services Agreement relates to services for the current Phase 2 clinical trial assessing the safety, tolerability and long-term efficacy of bryostatin in the treatment of moderately severe AD subjects not receiving memantine treatment (the 2020 Study).

Pursuant to the terms of the 2020 Services Agreement, WCT is providing services to enroll approximately one hundred (100) 2020 Study subjects, which enrollment is currently underway. The first 2020 Study site was initiated during the third quarter of 2020. The total estimated budget for the services, including pass-through costs, is approximately $9.8 million. As previously disclosed, the Company was awarded a $2.7 million grant from the NIH, which award will be used to support the 2020 Study, resulting in an estimated net budgeted cost of the 2020 Study to the Company of $7.1 million. In connection with their entry into the 2020 Services Agreement and letter of intent, WCT invoiced the Company for the following advance payments: (i) services fees of approximately $943,000; (ii) pass-through expenses of approximately $266,000; and (iii) investigator/institute fees of approximately $314,000, which were paid as of September 30, 2020. Remaining amounts due to WCT will be paid as services and related expenses are incurred. The Company may terminate the 2020 Services Agreement without cause upon sixty (60) days prior written notice.

Pursuant to the terms of a letter of intent between the Company and WCT, dated May 28, 2020, which anticipated the entry into the 2020 Services Agreement, the Company paid to WCT a cash fee of approximately $0.6 million as an advance in order to fund the initial commitment and certain upfront costs of third party vendors. As of September 30, 2020, approximately $1.1 million of expenses have been incurred in connection with the 2020 Services Agreement, of which approximately $492,000 was applied against the advance paid to WCT per the terms of the letter of intent and Services Agreement. As of September 30, 2020, the Company recorded a payable to WCT of approximately $548,000 which is included in accounts payable on the accompanying balance sheet.

Consulting Agreements

On August 4, 2016, Neurotrope, Inc. entered into a consulting agreement with SM Capital Management, LLC (“SMCM”), a limited liability company owned and controlled by the Company’s Chairman of the Board, Mr. Joshua N. Silverman (the “Consulting Agreement”). Mr. Silverman was appointed to the Boards of Neurotrope and the Company on August 4, 2016. Pursuant to the Consulting Agreement, SMCM shall provide consulting services which shall include, but not be limited to, providing business development, financial communications and management transition services, for a one-year period, subject to annual review thereafter. SMCM’s annual consulting fee is $120,000, payable by the Company in monthly installments of $10,000. In addition, SMCM shall be reimbursed for (i) all pre-approved travel in connection with the consulting services to the Company, (ii) upon submission to the Company of appropriate vouchers and receipts, for all other out-of-pocket expenses reasonably incurred by SMCM in furtherance of the Company’s business. This contract has been assigned to Synaptogenix, Inc. as of December 1, 2020.

Effective as of June 1, 2019, the Company entered into a consulting agreement with Katalyst Securities LLC (“Katalyst”), pursuant to which Katalyst agreed to provide investment banking consulting services to the Company and Neurotrope (the “Katalyst Agreement”). The term of the agreement continues until the second anniversary from the effective date and may be canceled by either Katalyst or the Company with 30 days’ advance notice. As consideration for its services under the Katalyst Agreement, the Company agreed to pay to Katalyst $25,000 per month, plus five-year warrants to purchase 90,000 shares of Neurotrope’s common stock on the effective date of the Katalyst Agreement and on each of the three-month anniversaries following the effective date. The warrants have an exercise price equal to the closing price of Neurotrope’s stock on the date of issuance. Katalyst’s cash and stock-based compensation is included as general and administrative expenses in the Company’s statement of operations.

Effective as of June 5, 2019, the Company entered into a consulting agreement with GP Nurmenkari, Inc. (“GPN”) (the “GPN Agreement”), pursuant to which GPN agreed to provide investment banking consulting services to the Company and Neurotrope. The term of the agreement continues until the second anniversary from the effective date and may be canceled by either GPN or the Company with 30 days’ advance notice. As consideration for its services under the GPN Agreement, the Company agreed to pay to GPN $8,000 per month, plus five-year warrants to purchase 24,000 shares of Neurotrope’s common stock on the effective date and on each of the three-month anniversaries following the effective date. The warrants have an exercise price equal to the closing price of Neurotrope’s stock on the date of issuance. On February 1, 2020, the Company amended the GPN Agreement, increasing the cash compensation to $17,500 per month and increasing the number of warrants issued each three-month period from 24,000 to 50,000.  GPN’s cash and stock-based compensation is included as general and administrative expenses in the Company’s statement of operations.

Note 6 – Stock Compensation:

Neurotrope sponsors the share-based incentive plan in which certain of our employees participate. Total stock-based compensation for the nine months ended September 30, 2020 was $1,449,023, of which $551,865 was classified as research and development expense and $897,158 was classified as general and administrative expense, versus total stock-based compensation for the nine months ended September 30, 2019 of $3,346,680, of which $908,601 was classified as research and development expense and $2,438,079 was classified as general and administrative expense. For the three months ended September 30, 2020, total stock-based compensation was $387,927, of which $153,025 was classified as research and development expense and $234,902 was classified as general and administrative expense, versus total stock-based compensation for the three months ended September 30, 2019 totaling $925,220, of which $213,195 was classified as research and development expense and $712,025 was classified as general and administrative expense.

Note 7 – Parent Company Investment

The components of the net transfers (to)/from parent for the three and nine months ended September 30, 2020 and 2019 are as follows:

	Nine months ended		Three months ended
	September 30,		September 30,
	2020	2019	2020	2019
Stock based compensation	$1,449,023	$3,346,680	$387,927	$925,220
Consultant compensation paid with Parent equity	500,740	1,357,146	233,281	427,306
Parent contributions	16,519,986	419,843	-	371,773
Investor warrant amendment expense	1,700,000	-	1,700,000	-
Total	$20,169,749	$5,123,669	$2,321,208	$1,724,299

 Note 8 – Subsequent Events:

Spin-Off from Neurotrope, Inc.

On December 1, 2020, Neurotrope, Petros Pharmaceuticals, Inc., a Delaware corporation (“Petros”), PM Merger Sub 1, LLC, a Delaware limited liability company and a wholly-owned subsidiary of Petros (“Merger Sub 1”), PN Merger Sub 2, Inc., a Delaware corporation and a wholly-owned subsidiary of Petros (“Merger Sub 2”), and Metuchen Pharmaceuticals LLC, a Delaware limited liability company (“Metuchen”), consummated the transactions (the “Mergers”) contemplated by that certain Agreement and Plan of Merger by and among the Company, Petros, Merger Sub 1, Merger Sub 2 and Metuchen, dated as of May 17, 2020 (the “Original Merger Agreement”), as amended by the First Amendment to the Original Merger Agreement (the “First Amendment”), dated as of July 23, 2020 and the Second Amendment to the Original Merger Agreement, dated as of September 30, 2020 (the “Second Amendment” and, together with the Original Merger Agreement and the First Amendment, the “Merger Agreement”).

As a condition to the Mergers, Neurotrope approved a transaction (the “Spin-Off”), which became effective on December 7, 2020, whereby (i) any cash in excess of $20,000,000, subject to adjustment as provided in the Merger Agreement, and all of the operating assets and liabilities of Neurotrope not retained by Neurotrope in connection with the Mergers were contributed to Neurotrope Bioscience, Inc. (now known as Synaptogenix, Inc.), and (ii) holders of record of Neurotrope common stock, Neurotrope preferred stock and certain warrants as of November 30, 2020 (the “Spin-Off Record Date”) received a pro rata distribution at the rate of (i) one share of Synaptogenix, Inc. common stock for every five shares of Neurotrope common stock held, (ii) one share of Synaptogenix, Inc. common stock for every five shares of Neurotrope common stock issuable upon conversion of Neurotrope preferred stock held and (iii) one share of Synaptogenix, Inc. common stock for every five shares of Neurotrope common stock issuable upon exercise of certain Neurotrope warrants held that were entitled to participate in the Spin-Off pursuant to the terms thereof (collectively, the “Distribution”). Any fractional shares were paid in cash.

In addition, in connection with the Spin-Off, the holders of Neurotrope’s amended and restated warrants to purchase 19,556,629 shares of Neurotrope common stock (the “A&R Warrants”) with a weighted average exercise price of $4.31 per share received 3,911,326 warrants, with a weighted average exercise price of $9.74 per share to purchase shares of Synaptogenix, Inc. common stock issuable upon exercise of such A&R Warrants held as of the Spin-Off Record Date (collectively, the “Spin-Off Warrants”). All the warrants have five year terms from December 2, 2020.

On December 7, 2020, the Company filed an amended and restated certificate of incorporation which, among other things, changed its name to Synaptogenix, Inc. We currently trade on the OTC Pink Sheet market.

In connection with the separation from Neurotrope, we entered into a Separation and Distribution Agreement and several other ancillary agreements. These agreements govern the relationship between the parties after the separation and allocate between the parties various assets, liabilities, rights and obligations following the separation, including employee benefits, intellectual property, information technology, insurance and tax-related liabilities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes appearing elsewhere in this report. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors.”

The following discussion highlights our results of operations and the principal factors that have affected our financial condition as well as our liquidity and capital resources for the periods described, and provides information that management believes is relevant for an assessment and understanding of the statements of financial condition and results of operations presented herein. The following discussion and analysis are based on the unaudited financial statements contained in this report, which we have prepared in accordance with United States generally accepted accounting principles. You should read the discussion and analysis together with such financial statements and the related notes thereto.

Overview

We are a biopharmaceutical company with product candidates in pre-clinical and clinical development. We began operations in October 2012. We are principally focused on developing a product platform based upon a drug candidate called bryostatin for the treatment of Alzheimer’s disease (“AD”), which is in the clinical testing stage. We are also evaluating bryostatin for other neurodegenerative or cognitive diseases and dysfunctions, such as Fragile X syndrome, Multiple Sclerosis, and Niemann-Pick Type C disease, which have undergone pre-clinical testing. Neurotrope had been a party to a technology license and services agreement with the original Blanchette Rockefeller Neurosciences Institute (“BRNI”) (which has been known as Cognitive Research Enterprises, Inc. (“CRE”) since October 2016), and its affiliate NRV II, LLC, which we collectively refer to herein as “CRE,” pursuant to which we now have an exclusive non-transferable license to certain patents and technologies required to develop our proposed products. We were formed for the primary purpose of commercializing the technologies initially developed by BRNI for therapeutic applications for AD or other cognitive dysfunctions. These technologies have been under development by BRNI since 1999 and, until March 2013, had been financed through funding from a variety of non-investor sources (which include not-for-profit foundations, the NIH, which is part of the U.S. Department of Health and Human Services, and individual philanthropists). From March 2013 forward, development of the licensed technology has been funded principally through us in collaboration with CRE.

Spin-Off from Neurotrope, Inc.

On December 1, 2020, Neurotrope, Petros Pharmaceuticals, Inc., a Delaware corporation (“Petros”), PM Merger Sub 1, LLC, a Delaware limited liability company and a wholly-owned subsidiary of Petros (“Merger Sub 1”), PN Merger Sub 2, Inc., a Delaware corporation and a wholly-owned subsidiary of Petros (“Merger Sub 2”), and Metuchen Pharmaceuticals LLC, a Delaware limited liability company (“Metuchen”), consummated the transactions (the “Mergers”) contemplated by that certain Agreement and Plan of Merger by and among Neurotrope, Petros, Merger Sub 1, Merger Sub 2 and Metuchen, dated as of May 17, 2020 (the “Original Merger Agreement”), as amended by the First Amendment to the Original Merger Agreement (the “First Amendment”), dated as of July 23, 2020 and the Second Amendment to the Original Merger Agreement, dated as of September 30, 2020 (the “Second Amendment” and, together with the Original Merger Agreement and the First Amendment, the “Merger Agreement”).

As a condition to the Mergers, Neurotrope approved a transaction (the “Spin-Off”), which became effective on December 7, 2020, whereby (i) any cash in excess of $20,000,000, subject to adjustment as provided in the Merger Agreement, and all of the operating assets and liabilities of Neurotrope not retained by Neurotrope in connection with the Mergers were contributed to Neurotrope Bioscience, Inc. (now known as Synaptogenix, Inc.), and (ii) holders of record of Neurotrope common stock, Neurotrope preferred stock and certain warrants as of November 30, 2020 (the “Spin-Off Record Date”) received a pro rata distribution at the rate of (i) one share of Synaptogenix common stock for every five shares of Neurotrope common stock held, (ii) one share of Synaptogenix common stock for every five shares of Neurotrope common stock issuable upon conversion of Neurotrope preferred stock held and (iii) one share of Synaptogenix, Inc. common stock for every five shares of Neurotrope common stock issuable upon exercise of certain Neurotrope warrants held that were entitled to participate in the Spin-Off pursuant to the terms thereof (collectively, the “Distribution”) (See below for description of warrant amendment in lieu of common stock issuance to Neurotrope warrantholders). Any fractional shares were paid in cash.

In addition, in connection with the Spin-Off, the holders of Neurotrope’s amended and restated warrants to purchase shares of Neurotrope common stock (the “A&R Warrants”) received warrants to purchase shares of Synaptogenix, Inc. common stock at the ratio of one share of Synaptogenix, Inc. common stock for every five shares of Neurotrope common stock issuable upon exercise of such A&R Warrants held as of the Spin-Off Record Date (collectively, the “Spin-Off Warrants”).

On December 7, 2020, we filed an amended and restated certificate of incorporation which, among other things, changed its name to Synaptogenix, Inc. We expect that our common stock will be quoted on the OTCQB market of the OTC Markets Group, Inc. under the symbol “SNPX” at a date to be determined in the future. We currently trade on the OTC Pink Sheet market.

Results of Most Recent Confirmatory Phase 2 Clinical Trial

On May 4, 2018, we announced a confirmatory, 100-patient, double-blinded clinical trial for the safe, effective 20 μg dose protocol for advanced AD patients not taking memantine as background therapy to evaluate improvements in SIB scores with an increased number of patients. We engaged WCT, in conjunction with consultants and investigators at leading academic institutions, to collaborate on the design and conduct of the trial, which began in April 2018. During July 2018, the first patient was enrolled in this study. Pursuant to a Services Agreement (the “2018 Services Agreement”) with WCT dated as of May 4, 2018, WCT provided services relating to the trial. The total estimated budget for the services, including pass-through costs, drug supply and other statistical analyses, was approximately $7.8 million. The trial was substantially completed as of December 31, 2019. We incurred approximately $7.7 million in total expenses of which WCT has represented a total of approximately $7.3 million and approximately $400,000 of expenses were incurred to other trial-related vendors and consultants, resulting in a total savings for this trial of approximately $500,000.

On September 9, 2019, Neurotrope issued a press release announcing that the confirmatory Phase 2 study of Bryostatin-1 in moderate to severe AD did not achieve statistical significance on the primary endpoint, which was changed from baseline to Week 13 in the SIB total score.

An average increase in SIB total score of 1.3 points and 2.1 points was observed for the Bryostatin-1 and placebo groups, respectively, at Week 13. There were multiple secondary outcome measures in this trial, including the changes from baseline at Weeks 5, 9 and 15 in the SIB total score. No statistically significant difference was observed in the change from baseline in SIB total score between the Bryostatin -1 and placebo treatment groups.

The confirmatory Phase 2 multicenter trial was designed to assess the safety and efficacy of Bryostatin-1 as a treatment for cognitive deficits in patients with moderate to severe AD — defined as a Mini Mental State Exam 2 (“MMSE-2”) score of 4-15 – who are not currently taking memantine. Patients were randomized 1:1 to be treated with either Bryostatin-1 20μg or placebo, receiving 7 doses over 12 weeks. Patients on memantine, an NMDA receptor antagonist, were excluded unless they had been discontinued from memantine treatment for a 30-day washout period prior to study enrollment. The primary efficacy endpoint was the change in the SIB score between the baseline and week 13. Secondary endpoints included repeated SIB changes from baseline SIB at weeks 5, 9, 13 and 15.

On January 22, 2020, we announced the completion of an additional analysis in connection with the confirmatory Phase 2 study, which examined moderately severe to severe AD patients treated with Byrostatin-1 in the absence of memantine. To adjust for the baseline imbalance observed in the study, a post-hoc analysis was conducted using paired data for individual patients, with each patient as his/her own control. For the pre-specified moderate stratum (i.e., MMSE-2 baseline scores 10-15), the baseline value and the week 13 value were used, resulting in pairs of observations for each patient. The changes from baseline for each patient were calculated and a paired t-test was used to compare the mean change from baseline to week 13 for each patient. A total of 65 patients had both baseline and week 13 values, from which there were 32 patients in the Bryostatin-1 treatment group and 33 patients in the placebo group.  There was a statistically significant improvement over baseline (4.8 points) in the mean SIB at week 13 for subjects in the Bryostatin-1 treatment group (32 subjects), paired t-test p < 0.0076, 2-tailed. In the placebo group (33 subjects), there was also a statistically significant increase from baseline in the mean SIB at week 13, for paired t-test p < 0.0144, consistent with the placebo effect seen in the overall 203 study. Although there was a signal of Bryostatin-1’s benefit for the moderately severe stratum, the difference between the Bryostatin-1 and placebo treatment groups was not statistically significant (p=0.2727). As a further test of the robustness of this Moderate Stratum benefit signal, a pre-specified trend analysis (measuring increase of SIB improvement as a function of successive drug doses) was performed on the repeated SIB measures over time (Weeks 0, 5, 9, and 13).  These trend analyses showed a significant positive slope of improvement for the treatment groups in the 203 study that was significantly greater than for the placebo group (p<.01).

In connection with the additional analysis, we also announced the approval of a $2.7 million award from the NIH to support an additional Phase 2 clinical study focused on the moderate stratum for which we saw improvement in the 203 study. The grant provides for funds in the first year of approximately $1.0 million and funding in year two of approximately $1.7 million subject to satisfactory progress of the project. We are planning to meet with the Food and Drug Administration (“FDA”) to present the totality of the clinical data for Bryostatin-1. We are continuing to determine how to proceed with respect to our current development programs for Bryostatin-1.

On July 23, 2020, we entered into an additional services agreement (the “2020 Services Agreement”) with WCT. The 2020 Services Agreement relates to services for our Phase 2 clinical study assessing the safety, tolerability and long-term efficacy of bryostatin in the treatment of moderately severe AD subjects not receiving memantine treatment.  The total estimated budget for the services, including pass-through costs, is approximately $9.8 million. As previously disclosed on January 22, 2020, we have received a $2.7 million award from the NIH, which award will be used to support the 2020 Study, resulting in an estimated net budgeted cost of the 2020 Study to us of $7.1 million. In connection with the entry into the Letter of Intent and 2020 Services Agreement, we agreed that WCT would invoice Synaptogenix for the following advance payments: (i) services fees of approximately $943,000; (ii) pass-through expenses of approximately $266,000; and (iii) investigator/institute fees of approximately $314,000, which in each case will be due within ten (10) days of Synaptogenix’s receipt of such invoice.

As of September 30, 2020, we incurred approximately $1.1 million of expenses associated with services provided by WCT. Of those amounts, approximately $492,000 was paid utilizing prepayments on deposit with WCT (which totaled approximately $1.5 million as detailed above), leaving a balance in prepaid expenses of approximately $1 million. In addition, we reflected an offset to these expenses of approximately $862,000 of amounts receivable from the NIH. As of December 18, 2020, the NIH, pursuant to the $2.7 million award (noted above), has reimbursed us approximately $705,000 for expenses incurred during the third quarter of 2020. See Note 1 - Organization, Nature of Business, and Liquidity and Note 5 - Commitments in the notes to the condensed financial statements contained within this Quarterly Report.

Other Development Projects

To the extent resources permit, we may pursue development of selected technology platforms with indications related to the treatment of various disorders, including neurodegenerative disorders such as AD, based on our currently licensed technology and/or technologies available from third party licensors or collaborators.

For example, we have entered into a Cooperative Research and Development Agreement (“CRADA”) with the National Cancer Institute (“NCI”) on January 29, 2019 for the research and clinical development of Bryostatin-1. Under the CRADA, we will collaborate with the NCI’s Center for Cancer Research, Pediatric Oncology Branch (“POB”) to develop a Phase 1 clinical trial testing the safety and toxicity of Bryostatin-1 in children and young adults with CD22 + leukemia and B-cell lymphoma. In the growing era of highly effective immunotherapies targeting cell-surface antigens (e.g., CAR-T cell therapy), and the recognition that antigen modulation plays a critical role in evasion of response to immunotherapy, the ability for Bryostatin-1 to upregulate CD22 may serve a synergistic role in enhancing the response to a host of CD22 targeted therapies. Under the CRADA, Bryostatin-1 is expected to be tested in the clinic to evaluate its ability to modulate CD22 in patients with relapsed/refractory CD22+ disease, while evaluating safety, toxicity and overall response. In connection with the Transfer Agreement, we agreed to assign and transfer to BryoLogyx all of our right, title and interest in and to the CRADA, subject to the receipt of NCI’s consent.

Nemours Agreement

On September 5, 2018, we announced a collaboration with The Nemours / Alfred I. duPont Hospital for Children (“Nemours”), a premier U.S. children’s hospital, to initiate a clinical trial in children with Fragile X syndrome (“Fragile X”). In addition to the primary objective of safety and tolerability, measurements will be made of working memory, language and other functional aspects such as anxiety, repetitive behavior, executive functioning, and social behavior.

Results of Operations

Comparison of the nine months ended September 30, 2020 and 2019

The following table summarizes our results of operations for the nine months ended September 30, 2020 and 2019:

	Nine months ended
	September 30,		Dollar
	2020	2019	Change	% Change
Revenue	$—	$—	$—	0%
Operating Expenses:
Research and development expenses – Other	$1,004,762	$4,273,531	$(3,268,769)	(76.5)%
General and administrative expenses – Related party	$7,361	$37,500	$(30,139)	(80.4)%
General and administrative expenses – Other	$5,731,238	$5,165,096	$566,142	11.0%
Stock based compensation expenses – Related party	$21,001	$173,161	$(152,160)	(87.9)%
Stock based compensation expenses – Other	$1,428,022	$3,173,519	$(1,745,497)	(55.0)%
Other income (expense), net	$(1,546,695)	$301,620	$(1,848,315)	(612.8)%
Net loss	$9,739,079	$12,521,187	$(2,782,108)	(22.2)%

Revenues

We did not generate any revenues for the nine months ended September 30, 2020 and 2019.

Operating Expenses

Overview

Total operating expenses for the nine months ended September 30, 2020 were $8,192,384 as compared to $12,822,807 for the nine months ended September 30, 2019, a decrease of approximately 35%. The decrease in total operating expenses is due primarily to a decrease in research and development expenses and stock-based, non-cash, compensation expenses offset by an increase in our general and administrative expenses.

Research and Development Expenses

For the nine months ended September 30, 2020, we incurred $1,004,762 in research and development expenses with non-related parties as compared to $4,273,531 for the nine months ended September 30, 2019. These expenses were incurred pursuant to developing the potential AD therapeutic product, specifically expenses relating to the recently concluded confirmatory Phase 2 clinical trial plus the recently initiated Phase 2 clinical trial for AD. Of these expenses, for the nine months ended September 30, 2020, $616,851 was incurred, which includes an expense offset of $861,852 reimbursable pursuant to our NIH grant ($705,000 was received subsequent to the end of the third quarter 2020), principally relating to our confirmatory clinical trial and related storage of drug product, $319,128 for clinical consulting services, $22,138 of amortization of prepaid licensing fees relating to the Stanford and Mount Sinai license agreements and $26,645 for development of alternative drug supply with Stanford University as compared to, for the nine months ended September 30, 2019, $3,647,450 was incurred principally relating to our confirmatory clinical trial and related storage of drug product, $584,745 for clinical consulting services, $20,729 of amortization of prepaid licensing fees relating to the Stanford and Mount Sinai license agreements and $20,607 for development of alternative drug supply with Stanford University.

We expect our research and development expenses to substantially increase, in the short term, as our current Phase 2 clinical trial for AD was recently initiated. Other development expenses might increase, as our resources permit, in order to advance our potential products. We are continuing to determine how to proceed with respect to our other current development programs for Bryostatin-1.

General and Administrative Expenses

We incurred related party general and administrative expenses totaling $7,361 for the nine months ended September 30, 2020 as compared to $37,500 for the nine months ended September 30, 2019. The decrease is attributable to the resignation of two members of Neurotrope’s board of directors in February 2020, who are affiliates of CRE.

We incurred $5,731,238 and $5,165,096 of general and administrative expenses for the nine months ended September 30, 2020 and 2019, respectively, an increase of approximately 11%. Of the amounts for the nine months ended September 30, 2020, as compared to the comparable 2019 period: $1,381,863 was incurred primarily for wages, bonuses, vacation pay, severance, taxes and insurance, versus $1,625,174 for the 2019 comparable period; $1,799,735 was incurred for ongoing legal expenses versus $573,018 for the 2019 comparable period based upon work associated with our strategic alternatives and planning for our January 2020 capital raise; $1,235,761 was incurred for outside operations consulting services, versus $1,188,685 for the 2019 comparable period as we incurred additional cash and non-cash expenses for investment banking consulting services; $53,448 was incurred for travel expenses, versus $160,078 for the 2019 comparable period, which decrease is primarily attributable to limited travel due to the COVID-19 contagion; $368,984 was incurred for investor relations services versus $972,577 for the 2019 comparable period, which additional expenses during the nine months ended September 30, 2019 were primarily attributable to non-cash compensation paid to advisors and an increase in our market exposure; $236,163 was incurred for professional fees associated with auditing, financial, accounting and tax advisory services, versus $109,555 for the 2019 comparable period, which additional expenses during the current period were incurred for fees associated with our announced strategic transactions; $457,887 was incurred for insurance, versus $361,494 for the 2019 comparable period, which increase is primarily attributable to an increase in coverage; and $197,397 was incurred for utilities, supplies, license fees, filing costs, rent, advertising and other versus $174,515 for the 2019 comparable period, which increase is primarily attributable to fees relating to document preparation and filings for our announced strategic transactions.

Stock Based Compensation Expenses

We incurred related party non-cash expenses totaling $21,001 and $173,161 for the nine months ended September 30, 2020 and 2019, respectively. The decrease is primarily attributable to the resignation of two Board members who were affiliates of CRE and fully expensing certain options in 2019.

We incurred $1,428,022 and $3,173,519 of non-related party non-cash expenses for the nine months ended September 30, 2020 and 2019, respectively. The decrease for the comparable period is primarily attributable to newly issued stock options during the first quarter of 2019, which included awards with accelerated vesting terms.

Other Income

We recorded $1,700,000 of other, non-cash expense for the nine months ended September 30, 2020 as compared to $0 for the nine months ended September 30, 2019.  The current expense is due to a charge for the amendment of investor warrants (See “Spin-Off from Neurotrope, Inc.” above.)

We earned $153,305 of interest income for the nine months ended September 30, 2020 as compared to $301,620 for the nine months ended September 30, 2019 on funds deposited in interest bearing money market accounts.  The decrease is primarily attributable to the decrease in money market interest income rates.

Net loss and loss per share

We incurred losses of $9,739,079 and $12,521,187 for the nine months ended September 30, 2020 and 2019, respectively. The decreased loss was primarily attributable to the decrease in net research and development expenses associated with completing our most recent Phase 2 confirmatory clinical trial and a decrease in non-cash stock-based compensation expenses offset by the increase in our general and administrative expenses and one-time charges associated with the amendment of investor warrants. Earnings (losses) per common share were ($2.28) and ($4.83) for the nine months ended September 30, 2020 and 2019, respectively. The decrease in loss per share is primarily attributable to the decrease in our net loss and an increase in weighted average common shares outstanding.

Basic earnings per share and weighted-average basic shares outstanding are based on the number of shares of Neurotrope, Inc. common stock outstanding as of the end of the period, adjusted for an assumed distribution ratio of 0.20 shares of our Common Stock for every one share of Neurotrope, Inc. common stock held on the record date for the Spin-Off.

Comparison of the three months ended September 30, 2020 and 2019

The following table summarizes our results of operations for the three months ended September 30, 2020 and 2019:

	Three months ended
	September 30,		Dollar
	2020	2019	Change	% Change
Revenue	$—	$—	$—	0%
Operating Expenses:
Research and development expenses – Other	$410,292	$845,797	$(435,505)	(51.5)%
General and administrative expenses – Related party	$—	$12,500	$(12,500)	(100.0)%
General and administrative expenses – Other	$1,778,187	$2,131,205	$(353,018)	(16.6)%
Stock based compensation expenses – Related party	$—	$47,695	$(47,177)	(100.0)%
Stock based compensation expenses – Other	$387,927	$877,525	$(489,598)	(55.8)%
Other income (expense), net	$(1,693,203)	$90,159	$(1,783,362)	(1,978.0)%
Net loss	$4,269,609	$3,824,562	$445,047	11.6%

Revenues

We did not generate any revenues for the three months ended September 30, 2020 and 2019.

Operating Expenses

Overview

Total operating expenses for the three months ended September 30, 2020 were $2,576,406 as compared to $3,914,722 for the three months ended September 30, 2019, a decrease of approximately 34%. The decrease in total operating expenses is due primarily to a decrease in research and development expenses, stock-based, non-cash, compensation expenses and general and administrative expenses.

Research and Development Expenses

For the three months ended September 30, 2020, we incurred $410,292 in research and development expenses with non-related parties as compared to $845,797 for the three months ended September 30, 2019. These expenses were incurred pursuant to developing the potential AD therapeutic product, specifically expenses relating to the recently initiated follow-on Phase 2 clinical trial for AD. Of these expenses, for the three months ended September 30, 2020, $259,729, which includes an expense offset of $861,852 reimbursable pursuant to our NIH grant ($705,000 was received subsequent to the end of the third quarter 2020), was incurred principally relating to our confirmatory clinical trial and related storage of drug product, $130,887 for clinical consulting services, $7,179 of amortization of prepaid licensing fees relating to the Stanford and Mount Sinai license agreements and $12,497 for development of alternative drug supply with Stanford University as compared to, for the three months ended September 30, 2019, $664,677 was incurred principally relating to our confirmatory clinical trial and related storage of drug product, $165,033 for clinical consulting services, $7,480 of amortization of prepaid licensing fees relating to the Stanford and Mount Sinai license agreements and $8,607 for development of alternative drug supply with Stanford University.

We expect our research and development expenses to substantially increase, in the short term, as our current Phase 2 clinical trial for AD was recently initiated. Other development might increase, as our resources permit, in order to advance our potential products. We are continuing to determine how to proceed with respect to our other current development programs for Bryostatin-1.

General and Administrative Expenses

We incurred related party general and administrative expenses totaling $0 for the three months ended September 30, 2020 versus $12,500 for the three months ended September 30, 2019. The decrease is attributable to the resignation of two members of Neurotrope’s board of directors in February 2020, who are affiliates of CRE.

We incurred $1,778,187 and $2,131,205 of general and administrative expenses for the three months ended September 30, 2020 and 2019, respectively, a decrease of approximately 17%. Of the amounts for the three months ended September 30, 2020, as compared to the comparable 2019 period: $343,774 was incurred primarily for wages, bonuses, vacation pay, severance, taxes and insurance, versus $447,695 for the 2019 comparable period. The decrease for the three months ending September 30, 2020 is principally based upon the resignation of our General Counsel and Regulatory Vice President in the September 30, 2019 period; $529,855 was incurred for ongoing legal expenses versus $288,161 for the 2019 comparable period based upon work associated with our strategic transactions; $437,180 was incurred for outside operations consulting services, versus $764,747 for the 2019 comparable period, the decrease is attributable to additional cash and non-cash expenses for investment banking consulting services during the prior comparable period; $7,792 was incurred for travel expenses, versus $48,769 for the 2019 comparable period, which decrease is primarily attributable to limited travel due to the COVID-19 contagion; $146,593 was incurred for investor relations services versus $350,654 for the 2019 comparable period, which additional expenses during the three months ended September 30, 2019 were primarily attributable to non-cash compensation paid to advisors and an increase in our market exposure; $80,028 was incurred for professional fees associated with auditing, financial, accounting and tax advisory services, versus $24,768 for the 2019 comparable period which increase is primarily attributable to fees relating to document preparation for our announced strategic transactions; $149,490 was incurred for insurance, versus $146,243 for the 2019 comparable period; and $83,475 was incurred for utilities, supplies, license fees, filing costs, rent, advertising and other versus $60,168 for the 2019 comparable period.

Stock Based Compensation Expenses

We incurred related party non-cash expenses totaling $0 and $47,695 for the three months ended September 30, 2020 and 2019, respectively. The decrease is primarily attributable to the resignation of two Board members who were affiliates of CRE and fully expensing certain options in 2019.

We incurred $387,927 and $877,525 of non-related party non-cash expenses for the three months ended September 30, 2020 and 2019, respectively. The decrease for the comparable period is primarily attributable to newly issued stock options during the first quarter of 2019, which included awards with accelerated vesting terms.

Other Income

We recorded $1,700,000 of other, non-cash expense for the three months ended September 30, 2020 as compared to $0 for the three months ended September 30, 2019.  The current expense is due to a charge for the amendment of investor warrants (See “Spin-Off from Neurotrope, Inc.” above.)

We earned $6,797 of interest income for the three months ended September 30, 2020 as compared to $90,159 for the three months ended September 30, 2019 on funds deposited in interest-bearing money market accounts. The decrease is primarily attributable to the decrease in money market interest income rates.

Net loss and loss per share

We incurred losses of $4,269,609 and $3,824,563 for the three months ended September 30, 2020 and 2019, respectively. The increased loss was primarily attributable to the recording of non-cash warrant amendment expenses offset by the decrease in research and development expenses associated with the ramp up of our current Phase 2 confirmatory clinical trial, a decrease in our general and administrative expenses and a decrease in non-cash stock-based compensation expenses. Earnings (losses) per common share were ($0.90) and ($1.48) for the three months ended September 30, 2020 and 2019, respectively. The decrease in loss per share is primarily attributable to an increase in weighted average common shares outstanding partially offset by the increase in our net loss.

Basic earnings per share and weighted-average basic shares outstanding are based on the number of shares of Neurotrope, Inc. common stock outstanding as of the end of the period, adjusted for an assumed distribution ratio of 0.20 shares of our Common Stock for every one share of Neurotrope, Inc. common stock held on the record date for the Spin-Off.

Financial Condition, Liquidity and Capital Resources

Cash and Working Capital

Since inception, we have incurred negative cash flows from operations. As of September 30, 2020, we had working capital of $27,825,991 as compared to working capital of $17,397,094 as of December 31, 2019. The $10,428,897 increase in working capital was primarily attributable to an increase in cash of approximately $16.5 million as a result of net transfers from our Parent prior to the Spin-Off, offset by our net loss, excluding non-cash compensation and consulting expenses, non-cash warrant amendment expense and depreciation, of $6,085,678 plus capital expenditures of $5,413.

As of September 30, 2020, we had approximately $27.0 million in cash and cash equivalents as compared to $17.4 million at December 31, 2019. The increase in cash is attributable to the aforementioned issuance of preferred stock and warrants pursuant to a registered direct offering in January 2020 by Neurotrope, partially offset by cash used for operating activities during the 2020 period. On December 2, 2020, we transferred approximately $19.4 million to Petros Pharmaceuticals, Inc, pursuant to the merger of Neurotrope, Inc. and Metuchen Pharmaceuticals, Inc. which closed on December 1, 2020.

We expect that our current cash and cash equivalents will be sufficient to support its projected operating requirements for at least the next 12 months from the Form 10-Q filing date, which would include the continuing development of bryostatin, our novel drug targeting the activation of PKC epsilon.

Sources and Uses of Liquidity

Since inception, we have satisfied our operating cash requirements from transfers of cash from Neurotrope, which was raised by Neurotrope through the private placement of equity securities sold principally to outside investors. We expect to continue to incur expenses, resulting in losses and negative cash flows from operations, over at least the next several years as we may continue to develop AD and other therapeutic products. We anticipate that this development may include new clinical trials and additional research and development expenditures. We are continuing to determine how to proceed with respect to our current development programs for Bryostatin-1.

	Nine Months Ended September 30,
	2020	2019
Cash used in operating activities	$6,896,751	$10,367,137
Cash used in investing activities	5,413	5,214
Cash provided by financing activities	16,519,988	419,843

Net Cash Used in Operating Activities

Cash used in operating activities was $6,896,751 for the nine months ended September 30, 2020, compared to $10,367,137 for the nine months ended September 30, 2019. The $3,470,386 decrease primarily resulted from the decreased net loss of approximately $2.8 million, the increase in non-cash warrant revaluation expense of $1.7 million and by the decrease in payables of approximately $3.0 million, offset by a decrease in non-cash stock-based compensation expenses of approximately $2.7 million and by a decrease in prepaid expenses of approximately $1.3 million, for the nine months ended September 30, 2020.

Net Cash Used in Investing Activities

Net cash used in investing activities was $5,413 for the nine months ended September 30, 2020 compared to $5,214 for the nine months ended September 30, 2019. The cash used in investing activities for both periods was for capital expenditures.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $16,519,988 for the nine months ended September 30, 2020 compared to $419,843 for the nine months ended September 30, 2019. The change in net cash provided by financing activities from 2019 to 2020 was the result of a change in net transfers from our Parent.

As of September 30, 2020, we had approximately $27.0 million in cash, cash equivalents and marketable investment securities. We transferred approximately $19.4 million to Petros Pharmaceuticals, Inc, pursuant to the merger of Neurotrope, Inc. and Metuchen Pharmaceuticals, Inc. which closed on December 1, 2020.

We expect that our existing capital resources will be sufficient to support our projected operating requirements over at least the next 12 months from the Form 10-Q filing date, including the potential continued development of bryostatin, our novel drug targeting the activation of PKC epsilon. The future course of our operations and research and development activities will be contingent upon the further analysis of results from our recently completed trial.

We expect to require additional capital in order to initiate, pursue and complete all potential AD clinical trials, including the development of bryostatin for other potential product applications, or in connection with any strategic alternatives that we may pursue. Additional funding may not be available to us on acceptable terms, or at all. If we are unable to access additional funds when needed, we may not be able to initiate, pursue and complete all planned clinical trials or continue the development of our product candidates or we could be required to delay, scale back or eliminate some or all of our development programs and operations. Any additional equity financing, if available, may not be available on favorable terms, would most likely be significantly dilutive to our current stockholders and debt financing, if available, and may involve restrictive covenants. If we are able to access funds through collaborative or licensing arrangements, we may be required to relinquish rights to some of our technologies or product candidates that we would otherwise seek to develop or commercialize on our own, on terms that are not favorable to us. Our ability to access capital when needed is not assured and, if not achieved on a timely basis, will materially harm our business, financial condition and results of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to a smaller reporting company.

Item 4. Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, our principal executive officer and principal financial officer, respectively, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are not effective due to: inadequate segregation of duties consistent with control objectives in the areas over certain payroll and banking systems and user access controls; ineffective processes over period end financial disclosure and reporting including documentation of GAAP disclosure and reporting reviews supporting the financial reporting process and changes to chart of accounts; and ineffective information technology (IT) general computing controls including lack of risk and design assessments supporting IT security policies and procedures, user access, and IT controls within third party contracts. These weaknesses may affect management’s ability to determine if errors or inappropriate actions have taken place. Management is required to apply its judgment in evaluating the cost-benefit relationship of possible changes in our disclosure controls and procedures.

Our management, including our Chairman of the Board, principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in the 2013 Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that such internal controls and procedures were not effective to detect the inappropriate application of US generally accepted accounting principles.

Notwithstanding the material weaknesses described above, our management, including the Chief Executive Officer and Chief Financial Officer, has concluded that financial statements, and other financial information included in this quarterly report, fairly present in all material respects our financial condition, results of operations, and cash flows as of and for the periods presented in this quarterly report.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

An investment in shares of our common stock is highly speculative and involves a high degree of risk. We face a variety of risks that may affect our operations and financial results and many of those risks are driven by factors that we cannot control or predict. Before investing in our common stock you should carefully consider the following risks, together with the financial and other information contained in this report. If any of the following risks actually occurs, our business, prospects, financial condition and results of operations could be materially adversely affected. In that case, the trading price of our common stock would likely decline and you may lose all or a part of your investment. Only those investors who can bear the risk of loss of their entire investment should invest in our common stock.

Risks Related to Our Business and Financial Condition

If we continue to execute our current development strategy, we will need additional financing to fund our operations in the future. If we are unable to obtain additional financing on acceptable terms, we will need to curtail or cease our development plans and operations.

Immediately following the Spin-Off, we had approximately $6 million, as well as a grant from the National Institutes of Health, of available cash and cash equivalents. Our cash position is sufficient for at least the next 12 months from the date of this filing as we continue to determine how to proceed with the current development programs. While we anticipate our current cash resources on hand will be sufficient to sustain operations and to fund most of our planned follow-on clinical trial, we do not have sufficient capital to complete such planned follow-on or all necessary clinical trials in order to have a product approvable for commercial sale. As a result, we will need to raise additional capital and/or obtain a strategic partner to facilitate our development program and bringing a product to market.

Our operating plans and capital requirements are subject to change based on how we determine to proceed with respect to our current development programs for Bryostatin-1. We are currently reviewing our current operating plans, and we will require additional capital in the future. Additional funds may be raised through the issuance of equity securities and/or debt financing, there being no assurance that any type of financing on terms acceptable to us will be available or otherwise occur. Debt financing must be repaid regardless of whether we generate revenues or cash flows from operations and may be secured by substantially all of our assets. Any equity financing or debt financing that requires the issuance of warrants or other equity securities to the lender would cause the percentage ownership by our current stockholders to be diluted, which dilution may be substantial. Also, any additional equity securities issued may have rights, preferences or privileges senior to those of existing stockholders. If such financing is not available when required or is not available on acceptable terms, we may be required to reduce or eliminate certain product candidates and development activities, including those related to bryostatin, the “bryologs” or polyunsaturated fatty acid analogs, and it may ultimately require us to suspend or cease operations, which could cause investors to lose the entire amount of their investment.

Our ongoing viability as a company depends on our ability to successfully develop and commercialize our licensed technology.

We are principally focused on developing a drug, bryostatin, for the treatment of AD and other diseases, which is still in the clinical testing stage and has not yet been fully developed. Our potential success is highly uncertain since our principal product candidate (bryostatin to treat AD) did not achieve statistical significance on the primary endpoint, in its Phase 2 of development. Our other product candidates (use of bryostatin to treat Niemann Pick Type-C and Fragile X syndrome) are earlier in their development cycles. Bryostatin is also subject to regulatory approval. Our potential success depends upon our ability to raise more capital, complete development of and successfully commercialize bryostatin in a timely manner for the treatment of AD or other diseases. We must develop bryostatin, successfully test it for safety and efficacy in the targeted patient population, and manufacture the finished dosage form on a commercial scale to meet regulatory standards and receive regulatory approvals. The development and commercialization process is both time-consuming and costly, and involves a high degree of business risk. Bryostatin is still at an early stage in its product development cycle, and any follow-on product candidates are still at the concept stage. The results of pre- clinical and clinical testing of our product candidates are uncertain and we cannot assure anybody that we will be able to obtain regulatory approvals of our product candidates. If obtained, regulatory approval may take longer or be more expensive than anticipated. Furthermore, even if regulatory approvals are obtained, our products may not perform as we expect and we may not be able to successfully and profitably produce and market any products. Delays in any part of the process or our inability to obtain regulatory approval of our products could adversely affect our future operating results by restricting (or even prohibiting) the introduction and sale of our products.

If the CRE License were terminated, we may be required to cease operations.

Our rights to develop, commercialize and sell certain of our proposed products, including bryostatin, is, in part, dependent upon the Amended and Restated Technology License and Services Agreement by and between Synaptogenix, CRE and NRV II, LLC, dated February 4, 2015 (“CRE License”). CRE has the right to terminate this agreement after 30 days prior notice in certain circumstances, including if we were to materially breach any provisions of the agreement after a 60-day cure period for breaches that are capable of being cured, in the event of certain bankruptcy or insolvency proceedings. Additionally, the CRE License provides that the license may not be assigned, including by means of a change of control of the Company, or sublicensed without the consent of CRE. If the CRE License were terminated, we would lose rights to a substantial portion of the intellectual property currently being developed by us and no longer have the rights to develop, commercialize and sell some of our proposed products. As a result, we may be required to cease operations under such circumstance.

We rely on independent third-party contract research organizations to perform clinical and non-clinical studies of our drug candidate and to perform other research and development services.

The CRE License requires us to use CRE to provide research and development services and other scientific assistance and support services, including clinical trials, under certain conditions. The CRE License limits our ability to make certain decisions, including those relating to our drug candidate, without CRE’s consent. Under certain conditions, we may, however, also rely on independent third-party contract research organizations (“CROs”), to perform clinical and non-clinical studies of our drug candidate. We have previously entered into services agreements with Worldwide Clinical Trials, Inc. (“WCT”), relating to our clinical trials of bryostatin. Many important aspects of the services that may be performed for us by CROs are out of our direct control. If there were to be any dispute or disruption in our relationship with such CROs, including WCT, the development of our drug candidate may be delayed. Moreover, in our regulatory submissions, we would expect to rely on the quality and validity of the clinical work performed by our CROs. If any of our CROs’ processes, methodologies or results were determined to be invalid or inadequate, our own clinical data and results and related regulatory approvals could be materially adversely impacted.

We have relied on the representations and materials provided by CRE, including scientific, peer-reviewed and non-peer reviewed publications, abstracts, slides, internal documents, verbal communications, patents and related patent filings, with respect to the results of its research related to our proposed products.

BRNI (now known as CRE) began the development of the intellectual property that forms the basis for our proposed products in 1999. We have relied on the quality and validity of the research results obtained by CRE with respect to this intellectual property, and we have conducted limited verification of the raw preclinical and clinical data produced by CRE. No independent third-party has verified any such data. If any of CRE’s basic processes, methodologies or results were determined to be invalid or inadequate, our own clinical data and results and related regulatory approvals, could be materially adversely impacted.

We have a limited operating history upon which investors can evaluate our future prospects.

Our drug product, bryostatin, is in an early development stage and we are subject to all of the risks inherent in the establishment of a new business enterprise. While development of our product candidates was started in 1999 by BRNI (now known as CRE), we were incorporated on October 31, 2012 and on that same date entered into the Technology License and Services Agreement with CRE and NRV II, LLC for the continuing development and commercialization of our product candidates, and, therefore, we have a limited operating history. Our proposed products are currently in the research and development stage and we have not generated any revenues, nor do we expect our products to generate revenues for the near term, if ever. As a result, any investment in our securities must be evaluated in light of the potential problems, delays, uncertainties and complications encountered in connection with a newly established pharmaceutical development business. The risks include, but are not limited to, the possibilities that any or all of our potential products will be found to be unsafe, ineffective or, that the products once developed, although effective, are not economical to market; that our competitors hold proprietary rights that preclude us from marketing such products; that our competitors market a superior or equivalent product; or the failure to receive necessary regulatory clearances for our proposed products. To achieve profitable operations, we must successfully develop, obtain regulatory approval for, introduce and successfully market, sell or license at a profit, product candidates that are currently in the research and development phase. We only have one product candidate in clinical development, i.e., bryostatin to treat AD. Much of the clinical development work and testing for our product candidates remains to be completed. No assurance can be given that our research and development efforts will be successful, that required regulatory approvals will be obtained, that any of our candidates will be safe and effective, that any products, if developed and introduced, will be successfully marketed, sold or licensed or achieve market acceptance or that products will be marketed at prices necessary to generate profits. Failure to successfully develop, obtain regulatory approvals for, or introduce and market, sell or license our products would have material adverse effects on our business prospects, financial condition and results of operations.

If we do not obtain the necessary regulatory approvals in the United States and/or other countries, we will not be able to sell our drug candidates.

We cannot assure you that we will receive the approvals necessary to commercialize bryostatin, or any other potential drug candidates we acquire or attempt to develop in the future. We will need approval from the FDA to commercialize our drug candidates in the U.S. and approvals from similar regulatory authorities in foreign jurisdictions to commercialize our drug candidates in those jurisdictions. In order to obtain FDA approval of bryostatin or any other drug candidate for the treatment of AD, we must submit first an Investigational New Drug (“IND”) application and then a New Drug Application (“NDA”) to the FDA, demonstrating that the drug candidate is safe, pure and potent, and effective for its intended use. This demonstration requires significant research including completion of clinical trials. Satisfaction of the FDA’s regulatory requirements typically takes many years, depending upon the type, complexity and novelty of the drug candidate and requires substantial resources for research, development and testing. We cannot predict whether our clinical trials will demonstrate the safety and efficacy of our drug candidates or if the results of any clinical trials will be sufficient to advance to the next phase of development or for approval from the FDA. We also cannot predict whether our research and clinical approaches will result in drugs or therapeutics that the FDA considers safe and effective for the proposed indications. The FDA has substantial discretion in the drug approval process. The approval process may be delayed by changes in government regulation, future legislation or administrative action or changes in FDA policy that occur prior to or during our regulatory review. Delays in obtaining regulatory approvals may prevent or delay commercialization of, and our ability to derive revenues from, our drug candidates and diminish any competitive advantages that we may otherwise believe that we hold. Even if we comply with all FDA requests, the FDA may ultimately reject one or more of our applications. We may never obtain regulatory clearance for any of our drug candidates. Failure to obtain FDA approval of our drug candidates will leave us without a saleable product and therefore without any source of revenues. In addition, the FDA may require us to conduct additional clinical testing or to perform post-marketing studies, as a condition to granting marketing approval of a drug product or permit continued marketing, if previously approved. If conditional marketing approval is obtained, the results generated after approval could result in loss of marketing approval, changes in product labeling, and/or new or increased concerns about the side effects or efficacy of a product. The FDA has significant post-market authority, including the explicit authority to require post-market studies and clinical trials, labeling changes based on new safety information and compliance with FDA-approved risk evaluation and mitigation strategies. The FDA’s exercise of its authority has in some cases resulted, and in the future could result, in delays or increased costs during product development, clinical trials and regulatory review, increased costs to comply with additional post-approval regulatory requirements and potential restrictions on sales of approved drugs. In foreign jurisdictions, the regulatory approval processes generally include the same or similar risks as those associated with the FDA approval procedures described above. We cannot assure you that we will receive the approvals necessary to commercialize our drug candidates for sale either within or outside the United States.

The commencement and completion of clinical trials can be delayed or prevented for a number of reasons.

On September 9, 2019, Neurotrope issued a press release announcing that the confirmatory Phase 2 study of Bryostatin-1 in moderate to severe AD did not achieve statistical significance on the primary endpoint. On January 22, 2020, Neurotrope reported additional analysis in connection with the confirmatory Phase 2 clinical trial. In connection with the additional analysis, Neurotrope also announced the receipt of a $2.7 million award from the National Institutes of Health to support an additional Phase 2 clinical study focused on the moderate stratum for which we saw improvement in the 203 study. We are planning to meet with the FDA to present the totality of the clinical data for Bryostatin-1. We are continuing to determine how to proceed with respect to our current development programs for Bryostatin-1. Drug development is a long, expensive and uncertain process, and delay or failure can occur at any stage of any of our clinical trials. Clinical trials can be delayed or prevented for a number of reasons, including:

•	direct and indirect effects of the ongoing COVID-19 pandemic on various aspects and stages of the clinical development process;

•	difficulties obtaining regulatory approval to commence a clinical trial or complying with conditions imposed by a regulatory authority regarding the scope or term of a clinical trial;

•	delays in reaching or failing to reach agreement on acceptable terms with prospective CROs, contract manufacturing organizations, and trial sites, the terms of which can be subject to extensive negotiation and may vary significantly;

•	failure of our third-party contractors, such as CROs and contract manufacturing organizations, or our investigators to comply with regulatory requirements or otherwise meet their contractual obligations in a timely manner;

•	insufficient or inadequate supply or quality of a product candidate or other materials necessary to conduct our clinical trials;

•	difficulties obtaining institutional review board, or IRB, or ethics committee approval to conduct a clinical trial at a prospective site;

•	the FDA, EMA or other regulatory authority requiring alterations to any of our study designs, our pre-clinical strategy or our manufacturing plans;

•	various challenges recruiting and enrolling subjects to participate in clinical trials, including size and nature of subject population, proximity of subjects to clinical sites, eligibility criteria for the trial, budgetary limitations, nature of trial protocol, change in the readiness of subjects to volunteer for a trial, the availability of approved effective treatments for the relevant disease and competition from other clinical trial programs for similar indications;

•	difficulties in maintaining contact with subjects after treatment, which results in incomplete data;

•	governmental or regulatory delays and changes in regulatory requirements, policy and guidelines; and

•	varying interpretations of data by the FDA and foreign regulatory agencies.

Changes in regulatory requirements and guidance may also occur and we may need to significantly amend clinical trial protocols or submit new clinical trial protocols with appropriate regulatory authorities to reflect these changes. Amendments may require us to renegotiate terms with CROs or resubmit clinical trial protocols to IRBs or ethics committees for re-examination, which may impact the costs, timing or successful completion of a clinical trial. Our clinical trials may be suspended or terminated at any time by the FDA, other regulatory authorities, the IRB or ethics committee overseeing the clinical trial at issue, any of our clinical trial sites with respect to that site, or us, due to a number of factors, including:

•	failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols;

•	inspection of the clinical trial operations or trial sites by the FDA or other regulatory authorities;

•	unforeseen issues, including serious adverse events associated with a product candidate, or lack of effectiveness or any determination that a clinical trial presents unacceptable health risks;

•	lack of adequate funding to continue the clinical trial due to unforeseen costs or other business decisions; and

•	upon a breach or pursuant to the terms of any agreement with, or for any other reason by, current or future collaborators that have responsibility for the clinical development of any of our product candidates.

Moreover, principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and receive compensation in connection with such services. Under certain circumstances, we may be required to report some of these relationships to the FDA. The FDA may conclude that a financial relationship between us and a principal investigator has created a conflict of interest or otherwise affected interpretation of the trial. FDA may therefore question the integrity of the data generated at the applicable clinical trial site and the utility of the clinical trial itself may be jeopardized. This could result in a delay in approval, or rejection, of our marketing applications by the FDA and may ultimately lead to the denial of marketing approval of one or more of our product candidates.

If we do not succeed in conducting and managing our preclinical development activities or clinical trials, or in obtaining regulatory approvals, we might not be able to commercialize our product candidates, or might be significantly delayed in doing so, which could have a material adverse effect on our business, prospects, financial condition and results of operations.

Even if regulatory approvals are obtained for our product candidates, we will be subject to ongoing government regulation. If we fail to comply with applicable current and future laws and government regulations, it could delay or prevent the promotion, marketing or sale of our products.

Even if marketing approval is obtained, a regulatory authority may still impose significant restrictions on a product’s indications, conditions for use, distribution or marketing or impose ongoing requirements for potentially costly post-market surveillance, post-approval studies or clinical trials, all of which may result in significant expense and limit our ability to commercialize our products. Our products will also be subject to ongoing requirements governing the labeling, packaging, storage, advertising, distribution, promotion, recordkeeping and submission of safety and other post-market information, including adverse events, and any changes to the approved product, product labeling or manufacturing process. In addition, manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with current good manufacturing practice, or cGMP, requirements and other regulations.

If we, our drug products or the manufacturing facilities for our drug products fail to comply with applicable regulatory requirements, a regulatory agency may:

•	issue warning letters or untitled letters;

•	seek an injunction or impose civil or criminal penalties or monetary fines;

•	suspend or withdraw marketing approval;

•	suspend any ongoing clinical trials;

•	refuse to approve pending applications or supplements to applications;

•	suspend or impose restrictions on operations, including costly new manufacturing requirements;

•	seize or detain products, refuse to permit the import or export of products or request that we initiate a product recall; or

•	refuse to allow us to enter into supply contracts, including government contracts.

We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad, and compliance with such regulation may be expensive and consume substantial financial and management resources. If we or any future marketing collaborators or contract manufacturers are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies or are not able to maintain regulatory compliance, it could delay or prevent the promotion, marketing or sale of our products, which would adversely affect our business and results of operations.

Data from our Bryostatin-1 Phase 2 clinical trial and confirmatory Phase 2 clinical trial may be subject to differing interpretations, and regulatory agencies, medical and scientific experts and others may not share the Company’s views of the data.

On May 1, 2017, we reported topline results from our Phase 2 clinical trial of bryostatin for the treatment of moderate to severe AD. In January 2018, we reported the secondary analysis of data from the Phase 2 clinical trial. Further, on September 9, 2019, we reported topline results from our confirmatory Phase 2 clinical trial. On January 22, 2020, we reported additional analysis in connection with the confirmatory Phase 2 clinical trial. Further analyses of the Phase 2 data and confirmatory Phase 2 data may lead to different interpretations of the respective data than the analyses conducted to date and/or may identify important implications of the Phase 2 data and Phase 2 confirmatory data, respectively, that are not currently known. Clinical trial data are subject to differing interpretations, and regulatory agencies, medical and scientific experts and others may not share our views of the data. There can be no assurance that the clinical program for Bryostatin-1 will be successful in demonstrating safety and/or efficacy, that we will not encounter problems or delays in clinical development, or that Bryostatin-1 will ever receive regulatory approval or be successfully commercialized.

We have not generated any revenues since our inception and we do not expect to generate revenue for the foreseeable future. If we do not generate revenues and achieve profitability, we will likely need to curtail or cease our development plans and operations.

Our ability to generate revenues depends upon many factors, including our ability to complete our currently planned clinical study and development of our proposed products, our ability to obtain necessary regulatory approvals for our proposed products and our ability to successfully commercialize market and sell our products. We have not generated any revenues since we began operations on October 31, 2012. We expect to incur significant operating losses over the next several years. If we do not generate revenues, do not achieve profitability and do not have other sources of financing for our business, we will likely need to curtail or cease our development plans and operations, which could cause investors to lose the entire amount of their investment.

Our commercial success will depend, in part, on our ability, and the ability of our licensors, to obtain and maintain patent protection. Our licensors’ failure to obtain and maintain patent protection for our products may have a material adverse effect on our business.

Pursuant to the CRE License, we have obtained rights to certain patents owned by CRE or licensed to NRV II, LLC by CRE as of or subsequent to October 31, 2012. In the future, we may seek rights from third parties to other patents or patent applications. Our success will depend, in part, on our ability and the ability of our licensors to maintain and/or obtain and enforce patent protection for our proposed products and to preserve our trade secrets, and to operate without infringing upon the proprietary rights of third parties. Patent positions in the field of biotechnology and pharmaceuticals are generally highly uncertain and involve complex legal and scientific questions. We cannot be certain that we or our licensors were the first inventors of inventions covered by our licensed patents or that we or they were the first to file. Accordingly, the patents licensed to us may not be valid or afford us protection against competitors with similar technology. The failure to maintain and/or obtain patent protection on the technologies underlying our proposed products may have material adverse effects on our competitive position and business prospects.

Our licensed patented technologies may infringe on other patents, which may expose us to costly litigation.

It is possible that our licensed patented technologies may infringe on patents or other rights owned by others. We may have to alter our products or processes, pay additional licensing fees, pay to defend an infringement action or challenge the validity of the patents in court or cease activities altogether because of patent rights of third parties, thereby causing additional unexpected costs and delays to us. Patent litigation is costly and time consuming, and we may not have sufficient resources to pay for such litigation. Pursuant to the CRE License, CRE has the exclusive right (but not the obligation) to apply for, file, prosecute or maintain patents and patent applications for our licensed technologies. However, in order to maintain our rights to use our licensed technologies, we must reimburse CRE for all of the attorney’s fees and other costs and expenses related to any of the foregoing. For additional information regarding the CRE License, see “Business — Intellectual Property — Technology License and Services Agreement.” If the patents licensed to us are determined to infringe a patent owned by a third party and we do not obtain a license under such third-party patents, or if we are found liable for infringement or are not able to have such third-party patents declared invalid, we may be liable for significant money damages, we may encounter significant delays in bringing products to market or we may be precluded from participating in the manufacture, use or sale of products or methods of treatment requiring such licenses.

We are dependent on Dr. Alan Tuchman, M.D., our Chief Executive Officer, for the successful execution of our business plan. The loss of Dr. Tuchman or other key members of our management team could have a material adverse effect on our business prospects.

We are highly dependent on Dr. Tuchman, our Chief Executive Officer. We are dependent on Dr. Tuchman’s and our directors’ networks of contacts and experience to recruit key talent to the Company. We do not have key-man insurance on any of our officers. Loss of the services of Dr. Tuchman or other key members of our management team, or of our Board’s ability to identify and hire key talent, could have a material adverse effect on our business prospects, financial condition and results of operations.

We may not be able to protect our trade secrets and other unpatented proprietary technologies, which could give our competitors an advantage over us.

In addition to our reliance on patents and pending patents owned by CRE, we rely upon trade secrets and other unpatented proprietary technologies. We may not be able to adequately protect our rights with regard to such unpatented proprietary technologies or competitors may independently develop substantially equivalent technologies. We seek to protect trade secrets and proprietary knowledge, in part through confidentiality agreements with our employees, consultants, advisors and collaborators. Nevertheless, these agreements may not effectively prevent disclosure of our confidential information and may not provide us with an adequate remedy in the event of unauthorized disclosure of such information and, as a result, our competitors could gain a competitive advantage over us.

If we are unable to hire additional qualified personnel, our business prospects may suffer.

Our success and achievement of our business plans depend upon our ability to recruit, hire, train and retain other highly qualified technical and managerial personnel. Competition for qualified employees among pharmaceutical and biotechnology companies is intense, and the loss of any of such persons, or an inability to attract, retain and motivate any additional highly skilled employees required for the implementation of our business plans and activities could have a material adverse effect on us. Our inability to attract and retain the necessary technical and managerial personnel and consultants and scientific and/or regulatory consultants and advisors could have a material adverse effect on our business prospects, financial condition and results of operations.

We may not be able to in-license or acquire new development-stage products or technologies.

Our product commercialization strategy relies, to some extent, on our ability to in-license or acquire product formulation techniques, new chemical entities, or related know-how that has proprietary protection. If resources permit, we may also seek to acquire, by license or otherwise, other development stage products that are consistent with our product portfolio objectives and commercialization strategy. The acquisition of products requires the identification of appropriate candidates, negotiation of terms of acquisition, and financing for the acquisition and integration of the candidates into our portfolio. Failure to accomplish any of these tasks may diminish our growth rate and adversely alter our competitive position.

We are partly dependent upon the NCI to supply bryostatin for our clinical trials.

CRE has entered into a material transfer agreement with the National Cancer Institute of the National Institutes of Health (“NCI”), pursuant to which the NCI has agreed to supply bryostatin required for our pre-clinical research and clinical trials. This agreement does not provide for a sufficient amount of bryostatin to support the completion of our clinical trials that we are required to conduct in order to seek FDA approval of bryostatin for the treatment of AD. Therefore, CRE or we will have to enter into one or more subsequent agreements with the NCI for the supply of additional amounts of bryostatin. If CRE or we are unable to secure such additional agreements or if the NCI otherwise discontinues for any reason supplying us with bryostatin, then we would have to either secure another source of bryostatin or discontinue our efforts to develop and commercialize bryostatin for the treatment of AD. We have entered into license agreements with Stanford for the development of bryostatin structural derivatives known as “bryologs” and an accelerated synthesis of Bryostatin-1 as alternative potential sources of bryostatin. There can be no assurance that we will be able to secure future bryostatin supplies from any source on commercially reasonable terms, if at all.

We expect to rely on third parties to manufacture our proposed products and, as a result, we may not be able to control our product development or commercialization.

We currently do not have an FDA approved manufacturing facility. We expect to rely on contract manufacturers to produce quantities of products and substances necessary for product commercialization. See also the risk factor above captioned “We are partly dependent upon the NCI to supply bryostatin for our clinical trials.” Contract manufacturers that we use must adhere to cGMP enforced by the FDA through its facilities inspection program. If the facilities of such manufacturers cannot pass a pre-approval plant inspection, the FDA pre-market approval of our products will not be granted. As a result:

•	there are a limited number of manufacturers that could produce the products for us and we may not be able to identify and enter into acceptable agreements with any manufacturers;

•	the products may not be produced at costs or in quantities necessary to make them commercially viable;

•	the quality of the products may not be acceptable to us and/or regulatory authorities;

•	our manufacturing partners may go out of business or file for bankruptcy;

•	our manufacturing partners may decide not to manufacture our products for us;

•	our manufacturing partners could fail to manufacture to our specifications;

•	there could be delays in the delivery of quantities needed;

•	we could be unable to fulfill our commercial needs in the event we obtain regulatory approvals and there is strong market demand; or

•	ongoing inspections by the FDA or other regulatory authorities may result in suspensions, seizures, recalls, fines, injunctions, revocations and/or criminal prosecutions.

If we are unable to engage contract manufacturers or suppliers to manufacture or package our products, or if we are unable to contract for a sufficient supply of required products and substances on acceptable terms, or if we encounter delays or difficulties in our relationships with these manufacturers, or with a regulatory agency, then the submission of products for regulatory approval and subsequent sales of such products would be delayed. Any such delay may have a material adverse effect on our business prospects, financial condition and results of operations.

We may rely on third parties for marketing and sales and our revenue prospects may depend on their efforts.

We currently have no experience in sales, marketing or distribution. We do not anticipate having the resources in the foreseeable future to allocate to the sales and marketing of our proposed products. As a result, if our product development is successful, our future success will likely depend, in part, on our ability to enter into and maintain collaborative relationships with one or more third parties for sales, marketing or distribution, on the collaborator’s strategic interest in the products we have under development and on such collaborator’s ability to successfully market and sell any such products. We intend to pursue collaborative arrangements regarding the sales and marketing of our products as appropriate. However, we may not be able to establish or maintain such collaborative arrangements or, if we are able to do so, they may not have effective sales forces. To the extent that we decide not to, or are unable to, enter into collaborative arrangements with respect to the sales and marketing of our proposed products, significant capital expenditures, management resources and time will be required to establish and develop an in-house marketing and sales force with technical expertise. To the extent that we depend on third parties for marketing and distribution, any revenues received by us will depend upon the efforts of such third parties, which may not be successful.

If our products are not accepted by patients, the medical community or health insurance companies, our business prospects will suffer.

Commercial sales of any products we successfully develop will substantially depend upon the products’ efficacy and on their acceptance by patients, the medical community, providers of comprehensive healthcare insurance, healthcare benefit plan managers, the Centers for Medicare and Medicaid Services (“CMS”) (which is the U.S. federal agency which administers Medicare, Medicaid and the State Children’s Health Insurance Program), and other organizations. Widespread acceptance of our products will require educating patients, the medical community and third-party payors of medical treatments as to the benefits and reliability of the products. Our proposed products may not be accepted, and, even if they are accepted, we are unable to estimate the length of time it would take to gain such acceptance.

The branded prescription segment of the pharmaceutical industry in which we operate is competitive, and we are particularly subject to the risks of such competition.

The branded prescription segment of the pharmaceutical industry in which we operate is competitive, in part, because the products that are sold require extensive sales and marketing resources invested in their commercialization. The increasing cost of prescription pharmaceuticals has caused providers of comprehensive healthcare insurance, healthcare benefit plan managers, CMS, as well as other organizations, collectively known as third-party payors, to tightly control and dictate their drug formulary plans to control the costs associated with the use of prescription pharmaceutical products by enrollees in these plans. Our ability to gain formulary access to drug plans supported by these third-party payors is substantially dependent on the differentiated patient benefit that our proposed products can provide, compared closely to similar products claiming the same benefits or advantages. We may not be able to differentiate our proposed products from those of our competitors, successfully develop or introduce new products that are less costly or offer better performance than those of our competitors, or offer purchasers of our proposed products payment and other commercial terms as favorable as those offered by our competitors. We expect that some of our proposed products, even if successfully developed and commercialized, will eventually face competition from a significant number of biotechnology or large pharmaceutical companies. Because most of our competitors have substantially greater financial and other resources than we have, we are particularly subject to the risks inherent in competing with them. The effects of this competition could materially adversely affect our business prospects, financial condition and results of operations.

We compete with many companies, research institutes, hospitals, governments and universities that are working to develop products and processes to treat or diagnose AD. We believe that others are doing research on Fragile X syndrome and Niemann Pick disease. Many of these entities have substantially greater financial, technical, manufacturing, marketing, distribution and other resources than we do. However, there has been a dearth of new product introductions in the last 20 years for the treatment of AD symptoms in patients who begin exhibiting the memory and cognitive disorders associated with the disease. All of the products introduced to date for the treatment of AD have yielded negative or marginal results with little effect on the progression of AD and no improvement in the memory or cognitive performance of the patients receiving these therapies. The absolute determination of AD in patients is currently achieved only upon autopsy. We believe we are the only company currently pursuing PKCε activation as a mechanism to treat AD and neurodegenerative diseases. Although we believe that we have no direct competitors working in this same field on product candidates using the same mechanism of action, we cannot provide assurance that our competitors will not discover compounds or processes that may be competitive with our products and introduce such products or processes before us.

We are developing our product candidates to address unmet medical needs in the treatment of AD and other neurodegenerative diseases. Our competition will be determined in part by the potential indications for which drugs are developed and ultimately approved by regulatory authorities. Additionally, the timing of market introduction of some of our potential products or of competitors’ products may be an important competitive factor. Accordingly, the relative speed with which we can develop our product candidates, complete preclinical testing, clinical trials and approval processes and supply commercial quantities to market are expected to be important competitive factors. We expect that competition among products approved for sale will be based on various factors, including product efficacy, safety, reliability, availability, price and patent position.

Our business will expose us to potential product liability risks, which could result in significant product liability exposure.

Our business will expose us to potential product liability risks that are inherent in the testing, designing, manufacturing and marketing of human therapeutic products. Product liability insurance in the pharmaceutical industry is generally expensive, and we may not be able to obtain or maintain product liability insurance in the future on acceptable terms or with adequate coverage against potential liabilities, if at all. A successful products liability claim brought against us could have a material adverse effect on our business prospects, financial condition and results of operations.

A successful clinical trial liability claim against us could have a material adverse effect on our financial condition even with such insurance coverage.

Our business will expose us to potential liability that results from risks associated with conducting clinical trials of our product candidates. Although we have procured clinical trial product liability insurance coverage for our bryostatin product candidate with coverages and deductibles we believe are adequate, there is no guarantee that our coverage will be adequate to satisfy any liability we may incur. We do not currently have insurance with respect to any other drug product. A successful clinical trial liability claim brought against us could have a material adverse effect on our business prospects, financial condition and results of operations even if we successfully obtain clinical trial insurance.

A successful liability claim against us could have a material adverse effect on our financial condition.

Our business and actions can expose us to potential liability risks that are inherent in business, generally, and in the pharmaceutical industry, specifically. While we maintain commercial general liability insurance with coverages and deductibles we believe are adequate, there is no guarantee that our coverage will be adequate to satisfy any liability we may incur. A successful liability claim brought against us could have a material adverse effect on our business prospects, financial condition and results of operations.

Reforms in the health care industry and the uncertainty associated with pharmaceutical and laboratory test pricing, reimbursement and related matters could adversely affect the marketing, pricing and demand for our products.

Public and private entities are seeking ways to reduce or contain increasing health care costs. All generic pharmaceutical manufacturers whose products are covered by the Medicaid program are required to rebate to each state a percentage of their “average manufacturer price” for the products in question. The extension of prescription drug coverage to all Medicare recipients was approved by Congress several years ago. Numerous other proposals to curb rising pharmaceutical prices have also been introduced or proposed in Congress and in some state legislatures. We cannot predict the nature of the measures that may be adopted or their effect on our competitive position. Our ability to market our products depends, in part, on reimbursement levels for them and related treatment established by health care providers, private health insurers and other organizations, including health maintenance organizations and managed care organizations. In the event that governmental authorities enact additional legislation or adopt regulations that affect third party coverage and reimbursement, demand for our products may be reduced, which may materially adversely affect our business prospects, financial condition and results of operations.

Disruptions in federal government operations or extended government shutdowns may negatively impact our business.

Any disruption in federal government operations could have a material adverse effect on our business, results of operations and financial condition. An extended federal government shutdown resulting from failure to pass budget appropriations, to adopt continuing funding resolutions or to raise the debt ceiling, for example, or any other budgetary decisions limiting or delaying federal government spending, could negatively impact our business. In particular, disruptions in federal government operations may negatively impact regulatory approvals and guidance that are important to our operations, and create uncertainty about the pace of upcoming healthcare regulatory developments.

Our business and operations would suffer in the event of computer system failures.

Despite the implementation of security measures, our internal computer systems and those of our CROs and other third parties on which we rely, are vulnerable to damage from computer viruses, unauthorized access, natural disasters, fire, terrorism, war and telecommunication and electrical failures. Like other companies, we may from time to time experience threats to our data and systems, including malware and computer virus attacks, unauthorized access, systems failures and disruptions. In addition, our systems safeguard important confidential personal data regarding our subjects. If a disruption event were to occur and cause interruptions in our operations, it could result in a material disruption of our drug development programs. For example, the loss of clinical trial data from completed, ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach results in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development of bryostatin could be delayed.

Consolidation in the pharmaceutical industry could materially affect our ability to operate as an independent entity.

The pressure to grow revenues while containing the escalating costs of basic research and development has resulted in an increase in mergers and acquisitions in our industry. More consolidation in the pharmaceutical industry is expected over the next five years. We could become an acquisition target by a larger competitor and, as a consequence, suffer serious disruptions to our business model or even lose control of our ability to operate as an independent entity. Such events could have a material adverse effect on our product development efforts or the commercialization of our proposed products.

A pandemic, epidemic, or outbreak of an infectious disease, such as COVID-19 may materially and adversely affect our business and our financial results.

The novel coronavirus outbreak has affected segments of the global economy and may materially affect our operations, including potentially significant interruption of our clinical trial activities. COVID-19 originated in Wuhan, China, in December 2019 the virus has since spread to multiple countries, including the United States, where we are currently conducting our clinical trials. The continued spread of the coronavirus may result in a period of business disruption, including material delays in our clinical trials or material delays or disruptions in our pre-commercial launch activities. In addition, there could be a potential effect of COVID-19 to the business at FDA or other health authorities, which could result in delays of reviews and approvals, including with respect to our product candidates.

The continued spread globally could also have a material adverse effect our clinical trial operations in the United States and elsewhere, including our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 if an outbreak occurs in their geography.

We are closely monitoring the potential impact of the coronavirus outbreak, and the associated restrictions on travel and work that have been implemented, on our business and clinical trials. The extent to which the coronavirus impacts us will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others. At present, we are not experiencing significant impact or delays from COVID-19 on our business and operations. However, in order to prioritize patient health and that of the investigators at clinical trial sites, we have paused enrollment of new patients in our Phase 2 clinical trial of Bryostatin-1 for the treatment of patients with Alzheimer’s disease. The coronavirus outbreak may delay enrollment in our planned or ongoing clinical trials due to prioritization of hospital resources toward the outbreak, the protection of the health of patients and investigators at the clinical trial sites, and restrictions on work and travel. In addition, some patients may be unwilling to enroll in our trials or be unable to comply with clinical trial protocols if quarantines or travel restrictions impede patient movement or interrupt healthcare services. These and other factors could significantly delay our ability to conduct clinical trials or release clinical trial results. Our ability to re-open enrollment in our Phase 2 clinical trial will be dependent on many factors, including the progression of the pandemic and its impact on patients and the investigators at our clinical trial sites. Furthermore, our ability to re-open enrollment in our Phase 2 clinical trial will require collaboration with, and permission from, each of the clinical trial sites. Over the coming weeks and months, we will continue to monitor carefully the situation with respect to each of our clinical trials and follow guidance from local and federal health authorities.

COVID-19 may also affect employees of third-party contract research organizations located in affected geographies that we rely upon to carry out our clinical trials. The spread of COVID-19, or another infectious disease, could also negatively affect the operations at our third-party manufacturers, which could result in delays or disruptions in the supply of our product candidates. In addition, we have taken precautionary measures, and may take additional measures, intended to help minimize the risk of the virus to our employees, including temporarily requiring all employees to work remotely, suspending all non-essential travel worldwide for our employees, and discouraging employee attendance at industry events and in-person work-related meetings, which could negatively affect our business.

We cannot presently predict the extent to which current or future business shutdowns and disruptions may impact or limit our ability or the ability of any of the third parties with which we engage to conduct business in the manner and on the timelines presently planned. Any such impacts or limitations could have a material adverse impact on our business and our results of operation and financial condition. While the potential economic impact brought by and the duration of the coronavirus outbreak may be difficult to assess or predict, a widespread pandemic could result in significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect our business and the value of our Common Stock.

We or Neurotrope may fail to perform under the transaction agreements that were executed as part of the Spin-Off or we may fail to have necessary systems and services in place when certain of the transaction agreements expire.

In connection with the Spin-Off and prior to the Distribution, we and Neurotrope entered into a Separation Agreement and a Tax Matters Agreement. The Separation Agreement and the Tax Matters Agreement determines the allocation of assets and liabilities between the companies following the Spin-Off for those respective areas and will includes indemnifications related to liabilities and obligations.

We are reliant upon Neurotrope to satisfy its obligations under these agreements. If Neurotrope is unable to satisfy its obligations under these agreements, including its indemnification obligations, we could incur operational difficulties or losses. If we do not have agreements with other providers of these services once certain transaction agreements expire or terminate, we may not be able to operate our business effectively, which may have a material adverse effect on our financial position, results of operations and cash flows.

Failure to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could materially and adversely affect us.

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and the Dodd-Frank Act and are required to prepare our financial statements according to the rules and regulations required by the SEC. In addition, the Exchange Act requires that we file annual, quarterly and current reports. Our failure to prepare and disclose this information in a timely manner or to otherwise comply with applicable law could subject us to penalties under federal securities laws, expose us to lawsuits and restrict our ability to access financing. In addition, the Sarbanes-Oxley Act requires that, among other things, that we establish and maintain effective internal controls and procedures for financial reporting and disclosure purposes. Internal control over financial reporting is complex and may be revised over time to adapt to changes in our business, or changes in applicable accounting rules. We cannot assure you that our internal control over financial reporting will be effective in the future or that a material weakness will not be discovered with respect to a prior period for which we had previously believed that internal controls were effective. If we are not able to maintain or document effective internal control over financial reporting, our independent registered public accounting firm will not be able to certify as to the effectiveness of our internal control over financial reporting. While we have been adhering to these laws and regulations as a subsidiary of Neurotrope, after the Distribution we will need to demonstrate our ability to manage our compliance with these corporate governance laws and regulations as an independent, public company.

Neurotrope identified material weaknesses in its internal control over financial reporting. We have kept the same finance and internal controls function in place as Neurotrope. Matters affecting our internal controls may cause us to be unable to report our financial information on a timely basis or may cause us to restate previously issued financial information, and thereby subject us to adverse regulatory consequences, including sanctions or investigations by the SEC, or violations of applicable stock exchange listing rules. There could also be a negative reaction in the financial markets due to a loss of investor confidence in our company and the reliability of our financial statements. Confidence in the reliability of our financial statements is also likely to suffer if we or our independent registered public accounting firm reports a material weakness in our internal control over financial reporting. This could have a material and adverse effect on us by, for example, leading to a decline in our share price and impairing our ability to raise additional capital.

In connection with our separation from Neurotrope, Neurotrope has agreed to indemnify us for certain liabilities, and we have agreed to indemnify Neurotrope for certain liabilities. If we are required to pay under these indemnities to Neurotrope, our financial results could be negatively impacted. The Neurotrope indemnity may not be sufficient to hold us harmless from the full amount of liabilities for which Neurotrope will be allocated responsibility, and Neurotrope may not be able to satisfy its indemnification obligations in the future.

Pursuant to the Separation Agreement and Tax Matters Agreement with Neurotrope, Neurotrope agreed to indemnify us for certain liabilities, and we agreed to indemnify Neurotrope for certain liabilities, in each case for uncapped amounts. Indemnities that we may be required to provide Neurotrope are not subject to any cap, may be significant and could negatively impact our business, particularly with respect to indemnities provided in the Tax Matters Agreement. Third parties could also seek to hold us responsible for any of the liabilities that Neurotrope has agreed to retain. Any amounts we are required to pay pursuant to these indemnification obligations and other liabilities could require us to divert cash that would otherwise have been used in furtherance of our operating business. Further, the indemnity from Neurotrope may not be sufficient to protect us against the full amount of such liabilities, and Neurotrope may not be able to fully satisfy its indemnification obligations. Moreover, even if we ultimately succeed in recovering from Neurotrope any amounts for which we are held liable, we may be temporarily required to bear these losses ourselves. Each of these risks could have a material adverse effect on our financial position, results of operations and cash flows.

Risks Relating to our Common Stock and the Securities Market

We have filed an application to have our Common Stock be quoted on the OTCQB. We can provide no assurance that our Common Stock will qualify to be quoted, and if quoted, that we will be able to continue to meet the OTCQB quotation qualifications. If we are successful in obtaining the quotation but subsequently fail to comply with the ongoing qualifications for quotation of the OTCQB, our securities could be no longer quoted.

We have filed an application to have our Common Stock quoted on the OTCQB. We can provide no assurance that our Common Stock will qualify to be quoted, and if quoted, that we will be able to continue to meet the OTCQB quotation qualifications. If we are successful in obtaining the quotation but subsequently fail to comply with the ongoing qualifications for quotation of the OTCQB, our securities could be delisted or may no longer be quoted.

We have filed an application to have our Common Stock quoted on the OTCQB. However, even if our Common Stock becomes qualified to be quoted on the OTCQB, we could face significant material adverse consequences due to our Common Stock being quoted on the OTCQB, including:

•	a limited availability of market quotations for our securities;

•	a reduced liquidity with respect to our securities;

•	a determination that our ordinary shares are a “penny stock” which will require brokers trading in our ordinary shares to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our ordinary shares;

•	a limited amount of news and analyst coverage for our company; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

If our shares of Common Stock become subject to the penny stock rules, it would become more difficult to trade our shares.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or authorized for quotation on certain automated quotation systems, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. If we do not obtain a listing on Nasdaq or another national securities exchange and if the price of our Common Stock is less than $5.00, our Common Stock could be deemed a penny stock. The penny stock rules require a broker-dealer, before a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document containing specified information. In addition, the penny stock rules require that before effecting any transaction in a penny stock not otherwise exempt from those rules, a broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive (i) the purchaser’s written acknowledgment of the receipt of a risk disclosure statement; (ii) a written agreement to transactions involving penny stocks; and (iii) a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our Common Stock, and therefore stockholders may have difficulty selling their shares.

We cannot be certain that an active trading market for our shares of Common Stock will develop or be sustained after the Distribution, and following the Distribution, our stock price may fluctuate significantly.

We cannot guarantee that an active trading market will develop or be sustained for shares of our Common Stock after the Distribution. Nor can we predict the prices at which shares of our Common Stock may trade after the Distribution.

Until the market has fully evaluated our business as a stand-alone entity, the prices at which shares of our Common Stock trade may fluctuate more significantly than might otherwise be typical, even with other market conditions, including general volatility, held constant. The increased volatility of our stock price following the Distribution may have a material adverse effect on our business, financial condition and results of operations.

The market price of shares of our Common Stock may decline or fluctuate significantly due to a number of factors, some of which may be beyond our control, including:

•	actual or anticipated fluctuations in our operating results;

•	declining operating revenues derived from our core business;

•	the operating and stock price performance of comparable companies; and

•	changes in the regulatory and legal environment in which we operate.

A significant number of our shares of Common Stock are or will be eligible for future sale, which may cause the market price for our Common Stock to decline.

As of December 18, 2020, we have an aggregate of approximately 5,030,316 shares of Common Stock outstanding. Virtually all of those shares will be freely tradable without restriction or registration under the Securities Act of 1933, as amended (the “Securities Act”), except for the shares of our Common Stock being issued to certain stakeholders other than common stockholders of Neurotrope. We are unable to predict whether large amounts of our Common Stock will be sold in the open market following the Spin-Off and Distribution. We are also unable to predict whether a sufficient number of buyers of our Common Stock to meet the demand to sell shares of our Common Stock at attractive prices would exist at that time. It is possible that Neurotrope stakeholders will sell the shares of our Common Stock they receive in the Distribution for various reasons. For example, such stakeholders may not believe that our business profile or our level of market capitalization as an independent company fits their investment objectives. The sale of significant amounts of our Common Stock or the perception in the market that this will occur may lower the market price of our Common Stock.

If securities or industry analysts do not publish research or publish misleading or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our Common Stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. We do not currently have and may never obtain research coverage for our Common Stock. If there is no research coverage of our Common Stock, the trading price for shares of our Common Stock may be negatively impacted. If we obtain research coverage for our Common Stock and if one or more of the analysts downgrades our stock or publishes misleading or unfavorable research about our business, our stock price would likely decline. If one or more of the analysts ceases coverage of our Common Stock or fails to publish reports on us regularly, demand for our Common Stock could decrease, which could cause our Common Stock price or trading volume to decline.

We do not expect to pay any cash dividends for the foreseeable future.

We do not expect to declare or pay any cash dividend for the foreseeable future. We expect to use future earnings, if any, to fund business growth. Therefore, stockholders will not likely receive any funds absent a sale of their shares. If we do not pay dividends, our Common Stock may be less valuable because a return on your investment will only occur if our stock price appreciates. We cannot assure stockholders of a positive return on their investment when they sell their shares, nor can we assure that stockholders will not lose the entire amount of their investment.

Volatility in the price of our Common Stock could lead to losses by investors and costly securities litigation.

The trading price of our Common Stock is likely to be highly volatile and could fluctuate in response to factors such as:

•	additions or departures of key personnel;

•	actual or anticipated variations in our operating results;

•	announcements of developments by us or our competitors;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	adoption of new accounting standards affecting our industry;

•	sales of our Common Stock or other securities in the open market or in any publicized transaction;

•	changes in our industry;

•	regulatory and economic developments, including our ability to obtain working capital financing;

•	shares of our Common Stock becoming saleable under Rule 144 of the Securities Act of 1933, as amended, or the Securities Act, and as a result, potential and actual sales of our Common Stock by our present stockholders may have a depressive effect on the price of our Common Stock in the marketplace;

•	potential and actual sales of our Common Stock by our present stockholders pursuant to registration statements may have a depressive effect on the price of our Common Stock in the marketplace;

•	our ability to execute our business plan;

•	other events or factors, many of which are beyond our control; and

•	announcement of clinical trial results.

The stock market is subject to significant price and volume fluctuations. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been initiated against the public company. Litigation initiated against us, whether or not successful, could result in substantial costs and diversion of our management’s attention and resources, which could harm our business and financial condition. In connection with any lawsuits that may be initiated against us, we could incur substantial costs and such costs and any related settlements or judgments may not be covered in full by insurance.

Provisions in our certificate of incorporation, our bylaws or Delaware law might discourage, delay or prevent a change in control of our company or changes in our management and, therefore, depress the trading price of our Common Stock.

Provisions of our articles of incorporation, bylaws, shareholder rights plan or Delaware law may discourage, delay or prevent a merger, acquisition or other change in control that stockholders may consider favorable, including transactions in which our stockholders might otherwise receive a premium for their shares. These provisions may also prevent or frustrate attempts by our stockholders to change the composition of our Board or to replace or remove our management. These provisions include:

•	limitations on the removal of directors;

•	advance notice requirements for stockholder proposals and nominations;

•	limitations on the ability of stockholders to call and bring business before special meetings and to take action by written consent in lieu of a meeting;

•	limitations on the liability of, and the provision of indemnification to, our director and officers; and

•	the ability of our Board of directors to authorize the issuance of blank check preferred stock, which could be issued with voting, liquidation, dividend and other rights superior to our Common Stock.

In addition, we are subject to Section 203 of the DGCL, Section 203 prohibits a publicly held Delaware corporation from engaging in a business combination with an interested stockholder for a period of three years following the date such person becomes an interested stockholder, unless the business combination or the transaction in which such person becomes an interested stockholder is approved in a prescribed manner. Generally, a “business combination” includes a merger, asset or stock sale, or other transaction resulting in a financial benefit to the interested stockholder. Generally, an “interested stockholder” is a person that, together with affiliates and associates, owns, or within three years prior to the determination of interested stockholder status did own, 15.0% or more of a corporation’s voting stock. The existence of this provision may have an anti-takeover effect with respect to transactions not approved in advance by our Board and the anti-takeover effect includes discouraging attempts that might result in a premium over the market price for the shares of our Common Stock.

In addition, our amended and restated certificate of incorporation, to the fullest extent permitted by law, provides that the Court of Chancery of the State of Delaware will be the exclusive forum for any stockholder (including a beneficial owner) to bring: (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any current or former director, officer or other employee, to us or to our stockholders, (iii) any action or proceeding asserting a claim against us or any current or former director, officer or other employee arising out of or pursuant to any provision of the DGCL, our amended and restated certificate of incorporation or our bylaws (in each case, as they may be amended from time to time), (iv) any action or proceeding to interpret, apply, enforce or determine the validity of our amended and restated certificate of incorporation or our bylaws (including any right, obligation, or remedy thereunder); (v) any action or proceeding as to which the DGCL confers jurisdiction to the Court of Chancery of the State of Delaware; or (vi) any action asserting a claim governed by the internal affairs doctrine against us or any of our directors, officers or other employees, in all cases to the fullest extent permitted by law and subject to the court’s having personal jurisdiction over the indispensable parties named as defendants. Notwithstanding the foregoing, this exclusive forum provision will not apply to suits brought to enforce any liability or duty created by the Securities Act or the Exchange Act or any other claim for which the federal district courts of the United States of America shall be the sole and exclusive forum.

This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, or other employees, which may discourage lawsuits with respect to such claims. Alternatively, if a court were to find the choice of forum provisions contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, results of operations and financial condition.

The existence of the foregoing provisions and anti-takeover measures could limit the price that investors might be willing to pay in the future for shares of our Common Stock. They could also deter potential acquirers of our company, thereby reducing the likelihood that investors could receive a premium for their shares of our Common Stock in an acquisition.

Neurotrope identified material weaknesses in its internal control over financial reporting, and because we expect to adopt substantially the same procedures as Neurotrope, we could experience a similar negative impact on our ability to report our results of operations and financial condition accurately and in a timely manner.

As required by Section 404 of the Sarbanes-Oxley Act, Neurotrope’s management conducted an evaluation of the effectiveness of its internal control over financial reporting at December 31, 2019. Neurotrope identified a number of material weaknesses in its internal control over financial reporting and concluded that, as of December 31, 2019, it did not maintain effective control over financial reporting based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Each of Neurotrope’s material weaknesses results in more than a remote likelihood that a material misstatement of the annual or interim financial statements that it prepares will not be prevented or detected. As a result, Neurotrope must perform extensive additional work to obtain reasonable assurance regarding the reliability of its financial statements.

Because we have adopted substantially the same procedures used by Neurotrope in our internal control over financial reporting, we may experience negative impacts on our ability to accurately report our results of operation and financial condition in a timely manner. If we do identify a material weakness in our internal control over financial reporting and are unsuccessful in implementing or following a remediation plan, or fail to update our internal control over financial reporting as our business evolves or to integrate acquired businesses into our controls system, if additional material weaknesses are found in our internal controls in the future, or if our external auditors cannot attest to the effectiveness of our internal control over financial review, we may not be able to timely or accurately report our financial condition, results of operations or cash flows or to maintain effective disclosure controls and procedures. If we are unable to report financial information in a timely and accurate manner or to maintain effective disclosure controls and procedures, we could be subject to, among other things, regulatory or enforcement actions by the SEC, an inability for us to be accepted for listing on any national securities exchange in the near future, securities litigation and a general loss of investor confidence, any one of which could adversely affect our business prospects and the market value of our Common Stock. Further, there are inherent limitations to the effectiveness of any system of controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. We could face additional litigation exposure and a greater likelihood of an SEC enforcement or other regulatory action if further restatements were to occur or other accounting-related problems emerge.

You may experience dilution of your ownership interests because of the future issuance of additional shares of our Common Stock.

Any future issuance of our equity or equity-backed securities will dilute then-current stockholders’ ownership percentages and could also result in a decrease in the fair market value of our equity securities, because our assets would be owned by a larger pool of outstanding equity. As described above, we will need additional financing to continue our operations and may raise additional capital through public or private offerings of our common or preferred stock or other securities that are convertible into or exercisable for our common or preferred stock. We may also issue such securities in connection with hiring or retaining employees and consultants (including stock options and other equity compensation issued under our equity incentive plans), as payment to providers of goods and services, in connection with future acquisitions or for other business purposes. Our Board may at any time authorize the issuance of additional common or preferred stock without common stockholder approval, subject only to the total number of authorized common and preferred shares set forth in our Articles of Incorporation. The terms of equity securities issued by us in future transactions may be more favorable to new investors, and may include dividend and/or liquidation preferences, superior voting rights and the issuance of warrants or other derivative securities, which may have a further dilutive effect. Also, the future issuance of any such additional shares of our common or preferred stock or other securities may create downward pressure on the trading price of our Common Stock. There can be no assurance that any such future issuances will not be at a price (or exercise prices) below the price at which shares of our Common Stock are then traded.

We may obtain additional capital through the issuance of preferred stock, which may limit your rights as a holder of our Common Stock.

Without any stockholder vote or action, our Board may designate and approve for issuance shares of our preferred stock. The terms of any preferred stock may include priority claims to assets and dividends and special voting rights which could limit the rights of the holders of our Common Stock. The designation and issuance of preferred stock favorable to current management or stockholders could make any possible takeover of us or the removal of our management more difficult.

We are an “emerging growth company,” and the reduced disclosure requirements applicable to emerging growth companies may make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. We will remain an emerging growth company until the earlier of (i) the last day of the fiscal year in which we have total annual gross revenues of $1.07 billion or more; (ii) the last day of the fiscal year following the fifth anniversary of the date of the completion of this offering; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:

•	not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes- Oxley Act of 2002;

•	not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements;

•	providing only two years of audited financial statements in addition to any required unaudited interim financial statements and a correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure in our initial registration statement;

•	reduced disclosure obligations regarding executive compensation; and

•	exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

We may choose to take advantage of some, but not all, of the available exemptions. We will continue to take advantage of these reduced reporting requirements for as long as we remain an emerging growth company. We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

In addition, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exhibit Number

3.1	Amended and Restated Articles of Incorporation of Synaptogenix, Inc., dated as of December 7, 2020 (incorporated by reference from Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 10, 2020).

3.2	Bylaws of Synaptogenix, Inc. (incorporated by reference from Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 10, 2020).

10.1**	Separation and Distribution Agreement, dated as of December 6, 2020, by and between Neurotrope, Inc. and Synaptogenix, Inc. (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 10, 2020).

10.2	Tax Matter Agreement, dated as of December 6, 2020, by and between Neurotrope, Inc. and Synaptogenix, Inc. (incorporated by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 10, 2020).

10.3†	Separation Agreement, dated as of December 7, 2020, by and between Charles S. Ryan, Ph.D. and Synaptogenix, Inc. (incorporated by reference from Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 10, 2020).

10.4†	Offer Letter, dated as of December 7, 2020, by and between Alan J. Tuchman, Ph.D. and Synaptogenix, Inc. (incorporated by reference from Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 10, 2020).

10.5†	2020 Equity Incentive Plan of Synaptogenix, Inc. (incorporated by reference from Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 10, 2020).

10.6†	Form of Stock Option Agreement under 2020 Equity Incentive Plan of Synaptogenix, Inc. (incorporated by reference from Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 10, 2020).

31.1*	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial information from this Quarterly Report on Form 10-Q for the period ended September 30, 2020, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Condensed Statements of Operations; (ii) the Condensed Balance Sheets; (iii) the Condensed Statements of Cash Flows; and (iv) the Notes to Financial Statements, tagged as blocks of text.

*	Filed herewith.
**	Schedules and exhibits omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant will furnish a copy of any omitted schedule or exhibit as a supplement to the SEC or its staff upon request.
†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Synaptogenix, Inc.

Date: December 23, 2020	By:	/s/ Alan J. Tuchman, M.D.
Alan J. Tuchman, M.D.
Chief Executive Officer (principal executive officer)

Date: December 23, 2020	By:	/s/ Robert Weinstein
Robert Weinstein
Chief Financial Officer, Executive Vice President,
Secretary and Treasurer (principal financial officer)