Form 10-K
period 2020-12-31
Synaptogenix, Inc.
filed 2021-03-30
CIK 1571934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2020

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______ TO ______

COMMISSION FILE NUMBER: 333-249434

SYNAPTOGENIX, INC.

(Exact name of registrant as specified in its charter)

Delaware	46-1585656
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1185 Avenue of the Americas, 3rd Floor New York, New York (Address of Principal Executive Offices)
10036
(Zip Code)

973-242-0005

(Registrant’s Telephone Number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Securities registered pursuant to section 12(g) of the Act: Common Stock, par value $0.0001 per share.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing price of a share of common stock on December 8, 2020, as reported by the OTC Markets on such date was approximately $0.86. The registrant has elected to use December 8, 2020, which the day the shares of the registrant’s common stock began to be quoted on the OTC Markets, as the calculation date because on June 30, 2020 (the last business day of the registrant’s most recently completed second fiscal quarter) the registrant was a wholly-owned subsidiary of another company. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

As of March 19, 2021, the registrant had 14,032,516 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING INFORMATION

This report contains forward-looking statements, including, without limitation, in the sections captioned “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere. Any and all statements contained in this report that are not statements of historical fact may be deemed forward-looking statements. Terms such as “may,” “might,” “would,” “should,” “could,” “project,” “estimate,” “pro-forma,” “predict,” “potential,” “strategy,” “anticipate,” “attempt,” “develop,” “plan,” “help,” “believe,” “continue,” “intend,” “expect,” “future,” and terms of similar import (including the negative of any of the foregoing) may be intended to identify forward-looking statements. However, not all forward-looking statements may contain one or more of these identifying terms. Forward-looking statements in this report may include, without limitation, statements regarding (i) the plans and objectives of management for future operations, including plans or objectives relating to the development of commercially viable pharmaceuticals, (ii) a projection of income (including income/loss), earnings (including earnings/loss) per share, capital expenditures, dividends, capital structure or other financial items, (iii) our future financial performance, including any such statement contained in a discussion and analysis of financial condition by management or in the results of operations included pursuant to the rules and regulations of the SEC, and (iv) the assumptions underlying or relating to any statement described in points (i), (ii) or (iii) above.

The forward-looking statements are not meant to predict or guarantee actual results, performance, events or circumstances and may not be realized because they are based upon our current projections, plans, objectives, beliefs, expectations, estimates and assumptions and are subject to a number of risks and uncertainties and other influences, many of which we have no control over. Actual results and the timing of certain events and circumstances may differ materially from those described by the forward-looking statements as a result of these risks and uncertainties. Factors that may influence or contribute to the inaccuracy of the forward-looking statements or cause actual results to differ materially from expected or desired results may include, without limitation, our inability to obtain adequate financing, the significant length of time associated with drug development and related insufficient cash flows and resulting illiquidity, our inability to expand our business, significant government regulation of pharmaceuticals and the healthcare industry, lack of product diversification, volatility in the price of our raw materials, existing or increased competition, results of arbitration and litigation, stock volatility and illiquidity, the impact of the COVID-19 pandemic on our business and operations, and our failure to implement our business plans or strategies. A description of some of the risks and uncertainties that could cause our actual results to differ materially from those described by the forward-looking statements in this report appears in the section captioned “Risk Factors” and elsewhere in this report.

Readers are cautioned not to place undue reliance on forward-looking statements because of the risks and uncertainties related to them and to the risk factors. We disclaim any obligation to update the forward-looking statements contained in this report to reflect any new information or future events or circumstances or otherwise.

PART I

Item 1.	Business.

Explanatory Note

From August 23, 2013 to December 6, 2020, Synaptogenix, Inc. (formerly known as Neurotrope Bioscience, Inc.) was a wholly owned subsidiary of Neurotrope, Inc. Neurotrope, Inc.’s operations were solely those of Synaptogenix, Inc. On May 17, 2020, Neurotrope, Inc. (“Neurotrope”) announced plans for the complete legal and structural separation of Synaptogenix, Inc., a Delaware corporation (formerly known as Neurotrope Bioscience, Inc.) (the “Company” or “Synaptogenix”) from Neurotrope (the “Spin-Off”). Under the Separation and Distribution Agreement between Neurotrope and the Company (the “Separation and Distribution Agreement”), Neurotrope planned to distribute all of its equity interest in the Company to Neurotrope’s stockholders. Following the Spin-Off, Neurotrope would not own any equity interest in the Company, and Synaptogenix would operate independently from Neurotrope. On December 6, 2020, Neurotrope approved the final distribution ratio and holders of record of Neurotrope common stock, Neurotrope preferred stock and certain warrants as of November 30, 2020 received a pro rata distribution of all the equity interest in the Company. For more information about the Spin-Off, see Item 7 – “Management’s Discussion and Analysis of Financial Condition and Result of Operation – Overview – Spin Off from Neurotrope, Inc.” When used in this report, the terms, “we,” the “Company,” “our,” and “us” refers to Synaptogenix, Inc.

Introduction

We are a biopharmaceutical company with product candidates in pre-clinical and clinical development. We are principally focused on developing a product platform based upon a drug candidate called bryostatin for the treatment of Alzheimer’s disease (“AD”), which is in the clinical testing stage. We are also evaluating potential therapeutic applications of bryostatin for other neurodegenerative or cognitive diseases and dysfunctions, such as Fragile X syndrome, Multiple Sclerosis, and Niemann-Pick Type C disease, which have undergone pre-clinical testing. We have been a party to a technology license and services agreement with the original Blanchette Rockefeller Neurosciences Institute (“BRNI”) (which has been known as Cognitive Research Enterprises, Inc. (“CRE”) since October 2016), and its affiliate NRV II, LLC, which we collectively refer to herein as “CRE,” pursuant to which we now have an exclusive non-transferable license to certain patents and technologies required to develop our proposed products.

Synaptogenix was formed for the primary purpose of commercializing the technologies initially developed by BRNI for therapeutic applications for AD or other cognitive dysfunctions. These technologies have been under development by BRNI since 1999 and, until March 2013, had been financed through funding from a variety of non-investor sources (which include not-for-profit foundations, the National Institutes of Health, which is part of the U.S. Department of Health and Human Services, and individual philanthropists). From March 2013 forward, development of the licensed technology has been funded principally through the Company in collaboration with CRE. Licensing agreements have been culminated with Stanford University for the exclusive use of synthetic bryostatin and for the potential use of bryostatin-like compounds, called Bryologs, for certain therapeutic indications.

On September 9, 2019, Neurotrope issued a press release announcing that the confirmatory Phase 2 study of Bryostatin-1 in moderate to severe AD did not achieve statistical significance on the primary endpoint, which was change from baseline to Week 13 in the SIB total score. There were multiple secondary outcome measures in this trial, including the changes from baseline at Weeks 5, 9 and 15 in the SIB total score. No statistically significant difference was observed in the change from baseline in SIB total score between the Bryostatin-1 and placebo treatment groups. On January 22, 2020, Neurotrope announced the completion of an additional analysis in connection with the confirmatory Phase 2 study, which examined moderately severe to severe AD patients treated with Bryostatin-1 in the absence of memantine. To adjust for the baseline imbalance observed in the study, a post-hoc analysis was conducted using paired data for individual patients, with each patient as his/her own control. For the pre-specified moderate stratum (i.e., Mini Mental State Exam 2 (“MMSE-2”) baseline scores 10-15), the baseline value and the week 13 value were used, resulting in pairs of observations for each patient. The changes from baseline for each patient were calculated and a paired t-test was used to compare the mean change from baseline to week 13 for each patient. A total of 65 patients had both baseline and week 13 values, from which there were 32 patients in the Bryostatin-1 treatment group and 33 patients in the placebo group. There was a statistically significant improvement over baseline (4.8 points) in the mean SIB at week 13 for subjects in the Bryostatin-1 treatment group (32 subjects), paired t-test p < 0.0076, 2-tailed. In the placebo group (33 subjects), there was also a statistically significant increase from baseline in the mean SIB at week 13, for paired t-test p < 0.0144, consistent with the placebo effect seen in the overall 203 study. Although there was a signal of Bryostatin-1’s benefit for the moderately severe stratum, the difference between the Bryostatin-1 and placebo treatment groups was not statistically significant (p=0.2727). On October 6, 2020, the company announced that its first patient was dosed in its ongoing, long-term Phase 2 study of Bryostatin-1 for the treatment of Alzheimer’s disease.

Results of Phase 2 Clinical Trial

On May 1, 2017, Neurotrope reported certain relevant top-line results from our Phase 2 exploratory clinical trial based on a preliminary analysis of a limited portion of the complete data set generated. A comprehensive analysis of these data from the Phase 2 exploratory trial evaluating Bryostatin-1 as a treatment of cognitive deficits in moderate to severe Alzheimer’s disease were recently published in the Journal of Alzheimer’s Disease, vol. 67, no. 2, pp. 555-570, 2019. A total of 147 patients were enrolled into the study; 135 patients in the mITT population (as defined below) and 113 in the Completer population (as defined below). This study was the first repeat dose study of Bryostatin-1 in patients with late stage AD (defined as a MMSE-2 of 4-15), in which two dose levels of Bryostatin-1 were compared with placebo to assess safety and preliminary efficacy (p < 0.1, one-tailed) after 12 weeks of treatment. The pre-specified primary endpoint, the Severe Impairment Battery (the “SIB”) (used to evaluate cognition in severe dementia), compared each dose of Bryostatin-1 with placebo at Week 13 in two sets of patients: (1) the modified intent-to-treat (the “mITT”) population, consisting of all patients who received study drug and had at least one efficacy/safety evaluation, and (2) the Completer population, consisting of those patients within the mITT population who completed the 13-week dosing protocol and cognitive assessments.

These announced top-line results indicated that the 20 µg dose, administered after two weekly 20 µg doses during the first two weeks and every other week thereafter, met the pre-specified primary endpoint in the Completer population, but not in the mITT population. Among the patients who completed the protocol (n = 113), the patients on the 20 µg dose at 13 weeks showed a mean increase on the SIB of 1.5 versus a decrease in the placebo group of -1.1 (net improvement of 2.6, p < 0.07), whereas, in the mITT population, the 20 µg group had a mean increase on the SIB of 1.2 versus a decrease in the placebo group of -0.8 (net improvement of 2.0, p < 0.134). At the pre-specified 5 week secondary endpoint, the Completer patients in the 20 µg group showed a net improvement of 4.0 SIB (p < .016), and the mITT population showed a net improvement of 3.0 (p < .056). Unlike the 20 µg dose, there was no therapeutic signal observed with the 40 µg dose.

The Alzheimer Disease Cooperative Study Activities of Daily Living Inventory Severe Impairment version (the “ADCS-ADL-SIV”) was another pre-specified secondary endpoint. The p values for the comparisons between 20 µg and placebo for the ADCS-ADL endpoint at 13 weeks were 0.082 for the Completers and 0.104 for the mITT population.

Together, these initial results after preliminary analysis of this exploratory trial, provided signals that Bryostatin-1, at the 20 µg dose, caused sustained improvement in important functions that are impaired in patients with moderate to severe Alzheimer’s disease, i.e., cognition and the ability to care for oneself. Since many of the patients in this study were already taking donepezil and/or memantine, the efficacy of Bryostatin-1 was evaluated in the Top Line results over and above the standard of care therapeutics.

The safety profile of Bryostatin-1 20 µg was minimally different from the placebo group except for a higher incidence of diarrhea and infusion reactions (11% versus 2% for diarrhea and 17% versus 6% for infusion reactions). Fewer adverse events were reported in patients in the 20 µg group, compared to the 40 µg group. Patients dosed with 20 µg had a dropout rate less than or identical to placebo, while patients dosed at 40 µg experienced poorer safety and tolerability, and had a higher dropout rate. Treatment emergent adverse events (“TEAEs”) were mostly mild or moderate in severity. TEAEs, including serious adverse events, were more common in the 40 µg group, as compared to the 20 µg and placebo groups. The mean age of patients in the study was 72 years and similar across all three treatment groups.

Following presentation of the top line results in July 2017 at the Alzheimer’s Association International Conference in London, a much more extensive analysis of a complete set of the Phase 2 trial data was conducted.

On January 5, 2018, Neurotrope announced that a pre-specified exploratory analysis of the comprehensive data set from our recent Phase 2 trial in patients with advanced AD found evidence of sustained improvement in cognition in patients receiving the 20 µg bryostatin regimen. As specified in the Statistical Analysis Plan (“SAP”), analysis of patients who did not receive memantine, an approved AD treatment, as baseline therapy showed greater SIB improvement. These findings suggested that this investigational drug could potentially treat Alzheimer’s disease itself and help reduce and/or reverse the progression of AD, in addition to alleviating its symptoms.

Comprehensive follow-on analyses found that patients in the 20 µg treatment arm showed a sustained improvement in cognition over baseline compared to the placebo group at an exploratory endpoint week 15 (30 days after last dose at week 11). These data were observed in the study population as a whole as well as in the Completers study group.

This follow-on analysis of the data evaluated SIB scores of patients at 15 weeks, 30 days after all dosing had been completed — a pre-specified exploratory endpoint. For the 20 µg group, patients in the mITT population (n=34) showed an overall improvement compared to controls (n=33) of 3.59 (p=0.0503) and in the Completers population (n=34) showed an overall improvement compared to controls (n=33) of 4.09 (p=0.0293). In summary, patients on the 20 µg dose showed a persistent SIB improvement 30 days after all dosing had been completed. These p-values and those below are one-tailed.

Additional analyses compared 20 µg dose patients who were on baseline therapy of Aricept versus patients off Aricept. No significant differences were observed. Another analysis compared the 20 µg dose patients who were on or off baseline therapy of memantine. The secondary analysis comparing SIB scores in non-memantine versus memantine patients found the following:

•	At week 15, non-memantine patients in the mITT Group treated with 20 µg (n=14) showed an SIB improvement of 5.88, while the placebo patients (n=11) showed a decline in their SIB scores of -0.05 for an overall treatment of 5.93 from baseline (p=0.0576).

•	At week 15, non-memantine patients in the Completers Group treated with 20 µg (n=14) showed an SIB improvement of 6.24, while the placebo patients (n=11) showed a decline in their SIB scores of -0.12 for an overall treatment of 6.36 from baseline (p=0.0488).

•	Patients taking memantine as background therapy in the 20 µg (n=20) and control (n=22) groups showed no improvement in SIB scores.

Memantine, an NMDA receptor antagonist, is marketed under the brand names Namenda®, Namenda® XR, and Namzaric® (a combination of memantine and donepezil) for the treatment of dementia in patients with moderate-to-severe AD. It has been shown to delay cognitive decline and help reduce disease symptoms.

Further follow-on analyses used trend analyses (testing the dependence of treatment effect on repeated doses).

In the trend analyses, we found that the SIB values did not increase over time for the placebo patients resulting in slopes that were non-significantly different from zero (e.g. ‘zero-slopes’). In contrast, the SIB slopes for the 20 µg bryostatin patients who did not receive baseline memantine were found to be statistically significant (p<.001), giving a slope (95% CI) = 0.38 (0.18, 0.57) SIB points per week in the random intercept model, and a slope (95% CI) = 0.38 (0.18, 0.59) points per week in the random intercept and slope model. These results provided evidence that SIB improvement (drug benefit) increased as the number of successive bryostatin doses increased for the 20 µg patient cohort.

Confirmatory Phase 2 Clinical Trial

On May 4, 2018, Neurotrope announced a confirmatory, 100 patient, double-blinded clinical trial for the safe, effective 20 µg dose protocol for advanced AD patients not taking memantine as background therapy to evaluate improvements in SIB scores with an increased number of patients. Synaptogenix engaged WCT, in conjunction with consultants and investigators at leading academic institutions, to collaborate on the design and conduct of the trial, which began in April 2018. During July 2018, the first patient was enrolled in this study. Pursuant to a new Services Agreement (the “2018 Services Agreement”) with WCT dated as of May 4, 2018, WCT provided services relating to the trial. The total estimated budget for the services, including pass-through costs, drug supply and other statistical analyses, was approximately $7.8 million. The trial was substantially completed as of December 31, 2019. We incurred approximately $7.6 million in total expenses of which WCT has represented a total of approximately $7.2 million and approximately $400,000 of expenses were incurred to other trial-related vendors and consultants, resulting in a total savings for this trial of approximately $500,000.

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

The confirmatory Phase 2 multicenter trial was designed to assess the safety and efficacy of Bryostatin-1 as a treatment for cognitive deficits in patients with moderate to severe AD — defined as a MMSE-2 score of 4-15 — who are not currently taking memantine. Patients were randomized 1:1 to be treated with either Bryostatin-1 20µg or placebo, receiving 7 doses over 12 weeks. Patients on memantine, an NMDA receptor antagonist, were excluded unless they had been discontinued from memantine treatment for a 30-day washout period prior to study enrollment. The primary efficacy endpoint was the change in the SIB score between the baseline and week 13. Secondary endpoints included repeated SIB changes from baseline SIB at weeks 5, 9, 13 and 15.

On January 22, 2020, Neurotrope announced the completion of an additional analysis in connection with the confirmatory Phase 2 study, which examined moderately severe to severe AD patients treated with bryostatin-1 in the absence of memantine. To adjust for the baseline imbalance observed in the study, a post-hoc analysis was conducted using paired data for individual patients, with each patient as his/her own control. For the pre-specified moderate stratum (i.e., MMSE-2 baseline scores 10-15), the baseline value and the week 13 value were used, resulting in pairs of observations for each patient. The changes from baseline for each patient were calculated and a paired t-test was used to compare the mean change from baseline to week 13 for each patient. A total of 65 patients had both baseline and week 13 values, from which there were 32 patients in the Bryostatin-1 treatment group and 33 patients in the placebo group. There was a statistically significant improvement over baseline (4.8 points) in the mean SIB at week 13 for subjects in the Bryostatin-1 treatment group (32 subjects), paired t-test p < 0.0076, 2-tailed. In the placebo group (33 subjects), there was also a statistically significant increase from baseline in the mean SIB at week 13, for paired t-test p < 0.0144, consistent with the placebo effect seen in the overall 203 study. Although there was a signal of Bryostatin-1’s benefit for the moderately severe stratum, the difference between the Bryostatin-1 and placebo treatment groups was not statistically significant (p=0.2727). As a further test of the robustness of this Moderate Stratum benefit signal, a pre-specified trend analysis (measuring increase of SIB improvement as a function of successive drug doses) was performed on the repeated SIB measures over time (Weeks 0, 5, 9, and 13). These trend analyses showed a significant positive slope of improvement for the treatment groups in the 203 study that was significantly greater than for the placebo group (p<.01).

In connection with the additional analysis, Neurotrope also announced a $2.7 million award from the National Institutes of Health to support an additional Phase 2 clinical study focused on the moderate stratum for which we saw improvement in the 203 study. We are planning to meet with the Food and Drug Administration (“FDA”) to present the totality of the clinical data for Bryostatin-1.

On July 23, 2020, Synaptogenix executed the 2020 Services Agreement with WCT. The 2020 Services Agreement relates to services for Synaptogenix’s Phase 2 Study. Pursuant to the terms of the 2020 Services Agreement, WCT will provide services to enroll approximately one hundred (100) Phase 2 Study subjects. Synaptogenix initiated the first Phase 2 Study site during the third quarter of 2020. The total estimated budget for the services, including pass-through costs, is approximately $9.8 million. As noted below, Neurotrope has been granted a $2.7 million award from the National Institutes of Health, which award will be used to support the Phase 2 Study, resulting in an estimated net budgeted cost of the Phase 2 Study to Neurotrope of $7.1 million. Of the $2.7 million grant, approximately $1 million has been received. Synaptogenix may terminate the 2020 Services Agreement without cause upon sixty (60) days prior written notice.

As of March 29, 2021, the Company has enrolled 42 patients and has completed contracts with 17 clinical sites that will participate in the current Phase 2 Study.

Other Development Projects

To the extent resources permit, we may pursue development of selected technology platforms with indications related to the treatment of various disorders, including neurodegenerative disorders such as AD, based on our currently licensed technology and/or technologies available from third party licensors or collaborators.

Nemours Agreement

On September 5, 2018, Neurotrope announced a collaboration with The Nemours / Alfred I. duPont Hospital for Children (“Nemours”), a premier U.S. children’s hospital, to initiate a clinical trial in children with Fragile X syndrome (“Fragile X”). In addition to the primary objective of safety and tolerability, measurements will be made of working memory, language and other functional aspects such as anxiety, repetitive behavior, executive functioning, and social behavior. The total estimated cost of this proposed trial to us is approximately $100,000.

In connection with a Supply Agreement, on June 9, 2020, the Company entered into a transfer agreement (the “Transfer Agreement”) with BryoLogyx. Pursuant to the terms of the Transfer Agreement, the Company agreed to assign and transfer to BryoLogyx all of the Company’s right, title and interest in and to the CRADA, under which Bryostatin-1’s ability to modulate CD22 in patients with relapsed/refractory CD22+ disease has been evaluated to date. The Company entered into a Cooperative Research and Development Agreement (“CRADA”) with the National Cancer Institute (“NCI”) for the research and clinical development of Bryostatin-1. Under the CRADA, the parties agreed to collaborate with the NCI’s Center for Cancer Research, Pediatric Oncology Branch (POB) to develop a Phase I clinical trial testing the safety and toxicity of Bryostatin-1 in children and young adults with CD22 + leukemia and B-cell lymphoma. The CREDA was transferred to BryoLogyx and the Company assigned to BryoLogyx its investigational new drug application (“IND”) for CD22 currently on file with the U.S. Food and Drug Administration. As consideration for the transfer of the CRADA and IND, BryoLogyx has agreed to pay to the Company 2% of the gross revenue received in connection with the sale of bryostatin products, up to an aggregate payment amount of $1 million.

(1) Business Insights: Reference Code B100040-005, Publication Date May 2011, “Advances in AD Drug Discovery”

Figure 1. Different Pharmacologic Targets being pursued for the Treatment of AD(1)

It has been shown that during several years preceding the diagnosis of dementia associated with AD there can be gradual cognition decline, which at first may have rather benign characteristics. At this stage, known as mild cognitive impairment (“MCI”), 60% of these patients will convert to early AD. In MCI, there can already be significant loss of synapses (the junctions between nerve cells) and compromised release of the chemical messengers onto their post-synaptic targets.1 MCI, therefore, can transition into mild, moderate and, finally, severe stages of Alzheimer’s disease that are characterized by greater systemic loss of neurons and synapses in the brain tissue. Multiple failures in acetylcholine and glutamate neurotransmitter systems (neurotransmitters) may cause some of the symptoms of early AD, and thus these systems have become targets for pharmacologic intervention.

In MCI and early AD, the amyloid load in the brain may or may not increase while the symptoms of early AD begin to occur. Loss of neurons and synaptic networks can be accompanied by abnormal processing of β amyloid (“Aβ”) peptide, causing elevation of the soluble Aβ oligomers, eventually leading to the formation of Aβ plaques (protein deposits) in the brain.

The conventional amyloid cascade hypothesis holds that amyloid pathology leads to hyperphosphorylated tau proteins (a protein found in nerve cells) being deposited within neurons in the form of insoluble tangles, excitotoxicity (overstimulation of nerve cells by neurotransmitters), inflammation and finally synaptic depletion and neuronal death. Other hypotheses suggest that AD begins earlier with dysfunctional tau metabolism — independent of amyloid levels. However, the majority of drug development efforts during the past two decades have focused on stopping the production of Aβ or its fragments, and the elimination of these peptides from either intracellular or extracellular locations has represented the preponderance of drug design efforts to halt the progression of AD. However, these efforts have been largely unsuccessful.

We believe the current failures of therapies clearing formed amyloid plaques come from an incomplete view of the process. In our view, amyloid plaques and the tau-based neurofibrillary tangles are pathologic hallmarks of AD, but cognitive deficits and synaptic loss can often occur in AD patients in the absence of amyloid plaques. We believe the appearance of these plaques and tangles is not necessarily linked to the death of neurons or synapses, and that the elimination of the plaques does not restore cognitive function as already demonstrated in extensive clinical testing with pathologic correlates. However, we believe that the soluble amyloid pre-plaque oligomers, through their toxicity to synapses and neurons, are important in the progression of the disease.

In animal studies, the scientific team led by our President and Chief Scientific Officer, Dr. Alkon, at the Blanchette Rockefeller Neurosciences Institute, or BRNI (now known as CRE) found that PKCε activation in neurons targets the loss of synapses in the brains of animals with AD, and can delay or temporarily arrest other elements of the disease, e.g., the elevation of the toxic Aβ peptide, the loss of neurons, the appearance of plaques and tangles, and the loss of cognitive function. In pre-clinical testing, Dr. Alkon and his teams also demonstrated that byostatin prevents the death of neurons (anti-apoptosis) and induces synaptogenesis by mobilizing synaptic growth factors such as BDNF, NGF, and IGF. At the same time, bryostatin appeared to prevent the formation of A Beta oligomers, prevent the deposition of amyloid plaques (extra-neuronal), prevent the formation of neurofibrillary tangles (intra-neuronal), and may restore cognitive function. These neuro-restorative benefits may result from the multi-modal molecular cascades activated by the bryostatin — PKCε efficacies.

AD and the Potential Market for our Products

The Epidemic of AD

According to the Alzheimer’s Association, it has been estimated that 44 million people worldwide had AD, or other forms of dementia, in 2018. The prevalence of AD is independent of race, ethnicity, geography, life style and, to a large extent, genetics. The most common cause of developing AD is living a long life. In developing countries where the median age of death is less than 65 years old, AD is rarely recognized or diagnosed. In the United States in 2019, 5.8 million people are estimated to have AD, and over 96% of these people are older than 65 years of age.

Researchers continue to explore a wide range of drug mechanisms in hopes of developing drugs to combat this disease. Figure 1 illustrates the range of mechanisms under consideration. Our approach, which involves the activation of the enzyme PKCε, represents a novel mechanism in the armamentarium of potential AD drug therapies.

Potential Market for Our Products

According to an article titled “Progress in AD” published in The Journal of Neurology in 2012, there has been a dearth of new product introductions in the last 20 years either for the treatment of AD symptoms or its definitive diagnosis in patients who begin exhibiting the memory and cognitive disorders associated with the disease. According to the Alzheimer’s Association, all of the products introduced to date for the treatment of AD have yielded negative or marginal results with no long-term effect on the progression of AD and no improvement in the memory or cognitive performance of the patients receiving these therapies. With over 44 million people worldwide estimated to have had AD in 2019, there is significant commercial potential for a new therapeutic that is effective in delaying the progression of the disease.

We believe the markets for drugs or therapies to treat the underlying pathology of AD exist largely, but not exclusively, in the developed world and principally comprise the North American, European and Japanese markets. The aggregate AD market is subdivided into four distinct segments, which are shown in Figure 2, as are the compounded annual growth rates (“CAGRs”) for these segments over the 2013-2023 timeframe.

Sales of the major drug therapies available only by prescription are approved for the symptomatic treatment of the cognitive aspects of AD, but have no meaningful effect on disease progression, causing only temporary improvement in cognitive decline. Despite their limited efficacy, this group of drugs had collective worldwide sales in 2018 of approximately $4.4 billion and is projected to grow to approximately $8.2 billion by 2026, a compounded annual growth rate of 8.2%, according to Fior Markets as of July 10, 2019.

Our Proposed Products

Challenges in Treating AD

One of the challenges in treating AD is that its symptoms become manifest only years after the disease process can be definitely diagnosed. Treatment strategies attempting to intervene once symptoms become more apparent are focused on stimulating the neurotransmitter activity of still healthy neurons, or removing the amyloid plaque deposited in the brain. Many drug development efforts to date that have targeted the removal of beta-amyloid or tau protein as their therapeutic mechanism of action have failed, and drugs approved for stimulating neurotransmitter activity offer short-lived, palliative results for AD patients. As such, these strategies have yielded negative or marginal results with no effect on the progression of AD and no improvement in the memory or cognitive performance of the patients receiving these therapies.

Dying neurons and synapses have, to date, not been therapeutic targets for restoration, and many in the AD field currently believe that stemming the progression of the disease may only be possible with very early stage intervention. The FDA is encouraging the pharmaceutical industry to increase efforts to investigate such early stage interventional treatments by recommending that modified clinical endpoints, both functional and cognitive, be established to monitor the efficacy of drug prototypes being tested in early stage AD patients, according to an article published in The New England Journal of Medicine.(2)

In contrast, we believe that our data from various preclinical animal models and compassionate use trials support that activation of PKCε in central nervous system neurons may improve neuronal vitality and function in areas of the brain damaged by AD, potentially resulting in the improvement of memory and cognition.

Synaptogenesis

Studies of autopsy brains of AD versus Control patients showed that deficient activity or low concentrations of PKCε in aging subjects is one of the main causes of the neurodegeneration seen in AD. These deficiencies result in the loss of BDNF, an important synaptic growth factor as demonstrated by other clinical research. The schematic in Figure 3 illustrates only a portion of the changes mediated by PKCε, and how it may help reverse the neuronal damage and loss central to the pathogenic process in AD.

(2) NEJM.org: The New England Journal of Medicine, March 15, 2013, page 1: Drug Development of Early AD, N. Kozauer, M.D., and Russell Katz, M.D.

Figure 2. PKCε Activation Involves 5 Different Mechanisms to Stop the Progression of AD

Activation of PKCε has been achieved with drug prototypes that mimic the activity of diacylglycerol and phosphatidylserine, which are the natural binding targets for this enzyme. In addition, a variety of in vitro and in vivo animal models have demonstrated that these drug prototypes may be effective in restoring the structure and function of neuronal synapses. Our first clinical application of the PKCε activators is focused on the treatment of AD, but a number of other neurodegenerative diseases may be amenable to similar treatment. A list of these potential future drug targets is shown in Figure 3.

Figure 3. Therapeutic targets for neuroregeneration through PKCε activation

Treatment of AD by Stimulating Synaptic Regeneration and Prevention of Neuronal Death

Dr. Alkon’s team at BRNI (now known as CRE) conducted research in synaptic regeneration and the prevention of neuronal death, outside the conventional wisdom that has dominated research efforts in the industry. The pathology of AD likely has multiple layers in its development, in addition to the presence of tau phosphorylated tangles and Aβ oligomers. However, once this process presents clinical manifestations of AD, restoring synaptic function thus far has not been effectively achieved by removing Aβ plaques with experimental drug interventions. Once neurons undergo toxic changes with soluble Aβ oligomers, the loss of function to the patient has been irreversible.

CRE’s and our approach has been to restore general viability and hence synaptic function in still-functioning neurons by stimulating the regeneration and growth of the dendritic branches, spines, and pre-synaptic terminals on these neurons. (Dendrites are the branched projections of a neuron that act to propagate the electrochemical stimulation received from other neural cells.) This process can be visualized with serial sections using an electron microscope in the brains of rats whose neurons and synapses have been damaged by ischemic shock (depriving oxygen) or traumatic injury to the brain. The morphology of the damaged neurons in these animal models looks strikingly different after they are treated with experimental drugs that activate PKCε. The new growth of dendritic trees on the damaged neurons creates a multiplicity of new synaptic connections, basically re-wiring the damaged neurons and restoring their function. Earlier therapeutic intervention with a PKCε activator produces markedly improved outcomes in tests measuring restored animal cognitive function.

PKCε Activation Stimulates the Formation of New Synaptic Connections

The new synaptic connections formed from the damaged neurons revitalized by PKCε in rats can be demonstrated in various behavioral models for the animals that are used to measure memory functions.

Treatment with bryostatin, for 12 weeks in genetically modified rodents pre-disposed to develop an AD-type of pathology showed that bryostatin promoted the growth of new synapses and preserved the existing synapses. In addition, this drug also reversed the decrease of PKCε and the reciprocal increase of soluble amyloid.(3)

In cell tissue cultures, there is a difference in morphology between neurons damaged by the application of ASPD (soluble oligomers of Aβ) as compared to synapses rejuvenated by the application of bryostatin. Treatment with bryostatin, through PKCε activation, stimulates the revitalization of neurons and the formation of new synaptic connections.

The Central Role of PKCε in Maintaining Neuron Structure and Function

Upon activation, PKCε migrates from the intraneuronal cytoplasm to the cell membrane, where it activates signal-regulating enzymes (specifically the m-RNA stabilizing protein, HUD, and downstream growth factors such as BDNF, NGF, IGF, etc.; MAP kinases Erk1/2; the BCl-2 apoptosis cascade; and NF- ϰϰϰϰβ), causing a series of changes leading to increased DNA transcription, synaptic maturation, a consequent increase in levels of growth factor proteins (such as nerve growth factor and brain-derived neurotrophic factor), an inhibition of programmed cell-death and a reduction of β amyloid, and hyperphosphorylated tau.

This myriad of events is orchestrated by PKCε, and prompts a number of secondary events occurring in both the pre- and post-synaptic portions of the neuron. Cellular visualization of this effect shows an increase in the number of pre-synaptic vesicles in the neurons, an increase in pre-synaptic levels of PKCε and an increase in the number of mushroom spines associated with individual synaptic boutons (knoblike enlargements at the end of a nerve fiber, where it forms a synapse). Their genesis in these neurons is responsible for the formation of new synapses during associative learning and memory, and for regeneration of synaptic networks in pre-clinical models of Alzheimer’s disease, stroke, traumatic brain injury, and Fragile X syndrome.

The central role of PKCε activation in these dynamic events expands the amyloid and tau hypotheses for AD by including pathways to restore the synaptic networks lost during neurodegeneration and to prevent further loss. This mechanistic framework offers new targets for therapeutic intervention which not only prevent the formation of tangles and plaque, but also prevents neuronal death, and promotes the induction of new, mature synaptic networks.

Decreased amyloid formation from PKCε activation results from an increase in the rate of Aβ degradation by ECE (endothelin converting enzyme) and induction of α-secretase cleavage of amyloid precursor protein (the precursor molecule to Aβ) through phosphorylation of an enzyme known as Erk. In rodent models genetically predisposed to forming large amounts of amyloid deposits in their brains, PKCε activation was found to interrupt the ongoing formation of amyloid, suggesting that this approach may delay the progression of AD.

The key to CRE’s innovation in this area has been in identifying highly potent drug prototypes that at low concentrations cause the specific and transient activation of PKCε, without interacting with the other isozyme variants of PKC whose inactivation would negate the synaptogenic properties of the e isoform.

(3) Journal of Neuroscience 2011, 31 (2), 630, D. Alkon et al.

Testing PKCε Activation in Humans

The basic drug mechanism invoking PKCε activation for neuronal rejuvenation and synaptic regeneration has never been evaluated in humans for any drug class or therapeutic application. We believe that the pre- clinical and clinical research in this field as described above is an ideal platform for testing this approach in human subjects.

We have licensed a body of biomedical research from CRE, formerly known as the Blanchette Rockefeller Neurosciences Institute, or BRNI, that is comprised of new methods and drug prototypes designed to stimulate neuronal regeneration. For additional information, see “Business — Intellectual Property — Technology License and Services Agreement.” We believe the commercial application of this technology has potential to impact AD as well as traumatic brain injury, ischemic stroke, post-traumatic stress syndrome and learning disorders.

Drug Prototypes That Treat AD through Regeneration

CRE has developed a new chemical family of polyunsaturated fatty acid (“PUFA”) analogs, which appear to be effective in the activation of PKCε. Representative structures of bryostatin and a PUFA analog are shown in Figure 4.

Figure 4. Structures of Bryostatin 1 and a PUFA Analog Effective in the Activation of PKCε(4)

Ki values = effective concentration of the drug in achieving 50% activation of PKCε

These molecules activate PKCε by binding to two different and distinct active sites on the enzyme. The natural ligands that bind to these sites are diacylglycerol and phosphatidylserine. Bryostatin acts as a mimetic (mimic) for diacylglycerol by binding to the diacylglycerol site and, similarly, the PUFA analogs act as mimetics for phosphatidylserine by binding to the phosphatidylserine site.

Collaborative Agreements

Stanford License Agreements

On May 12, 2014, the Company entered into a license agreement (the “Stanford Agreement”) with The Board of Trustees of The Leland Stanford Junior University (“Stanford”), pursuant to which Stanford has granted to the Company a revenue-bearing, world-wide right and exclusive license, with the right to grant sublicenses (on certain conditions), under certain patent rights and related technology for the use of bryostatin structural derivatives, known as “bryologs,” for use in the treatment of central nervous system disorders, lysosomal storage diseases, stroke, cardio protection and traumatic brain injury, for the life of the licensed patents. Under the Stanford Agreement, we are required to use commercially reasonable efforts to develop, manufacture and sell products (“Licensed Products”) in the Licensed Field of Use (as defined in the Stanford Agreement) during the term of the licensing agreement. The Company paid Stanford $70,000 upon executing the license and is obligated to pay an additional $10,000 annually as a license maintenance fee. In addition, we must meet specific diligence milestones, and upon meeting such milestones, make specific milestone payments to Stanford. We will also pay Stanford royalties of 3% on net sales, if any, of Licensed Products (as defined in the Stanford Agreement) and milestone payments of up to $3.7 million dependent upon stage of product development. To-date, no royalties nor milestone payments have been made.

(4) Trends in Biochemical Sciences V. 34, #3, p.136. T.J. Nelson et al, “Neuroprotective versus Tumorigenic protein kinase C activators.”

On January 19, 2017, the Company entered into a second license agreement with Stanford, pursuant to which Stanford has granted to the Company a revenue-bearing, world-wide right and exclusive license, with the right to grant sublicenses (on certain conditions), under certain patent rights and related technology for the use of “Bryostatin Compounds and Methods of Preparing the Same,” or synthesized bryostatin, for use in the treatment of neurological diseases, cognitive dysfunction and psychiatric disorders, for the life of the licensed patents. The Company paid Stanford $70,000 upon executing the license and is obligated to pay an additional $10,000 annually as a license maintenance fee. In addition, based upon certain milestones which include product development and commercialization, the Company will be obligated to pay up to an additional $2.1 million and between 1.5% and 4.5% royalty payments on certain revenues generated by the Company relating to the licensed technology. The Company has made all required annual maintenance payments.

Mt. Sinai License Agreement

On July 14, 2014, we entered into an Exclusive License Agreement (the “Mount Sinai Agreement”) with the Icahn School of Medicine at Mount Sinai (“Mount Sinai”). Pursuant to the Mount Sinai Agreement, Mount Sinai granted us (a) a revenue-bearing, world-wide right and exclusive license, with the right to grant sublicenses (on certain conditions), under Mount Sinai’s interest in certain joint patents held by the Company and Mount Sinai (the “Joint Patents”) as well as in certain results and data (the “Data Package”) and (b) a non-exclusive license, with the right to grant sublicenses on certain conditions, to certain technical information, both relating to the diagnostic, prophylactic or therapeutic use for treating diseases or disorders in humans relying on activation of Protein Kinase C Epsilon (“PKCε”), which includes Niemann-Pick Disease (the “Mount Sinai Field of Use”). The Mount Sinai Agreement allows us to research, discover, develop, make, have made, use, have used, import, lease, sell, have sold and offer certain products, processes or methods that are covered by valid claims of Mount Sinai’s interest in the Joint Patents or an Orphan Drug Designation Application covering the Data Package (“Mount Sinai Licensed Products”) in the Mount Sinai Field of Use (as such terms are defined in the Mount Sinai Agreement).

Bryostatin

Our lead product candidate is bryostatin. Bryostatin is a natural product isolated from a marine invertebrate organism, a bryozoan called Bugula neritina. Several total syntheses of this complex molecule have been achieved in recent years in various academic chemistry laboratories, and these approaches represent a possible alternative source of this drug. Importantly, we have an exclusive license for neurologic disorders to a new, accelerated synthesis of Bryostatin-1 recently developed at Stanford University by Dr. Paul Wender and his team. Bryostatin is a PKCα and ε activator that was originally developed as a potential anticancer drug. According to Clinical Cancer Research, this drug candidate was previously evaluated in 63 clinical studies involving more than 1,400 patients at the NCI for the treatment of various forms of cancer. While having failed these studies as an experimental anti-cancer therapy, much useful information on the safety, pharmacodynamics and toxicity of the drug was obtained from these in-human trials. In general, Bryostatin-1 was considered to be “well-tolerated” in these anti-cancer trials.

It was discovered that at doses at lower levels than those used in these anticancer trials, bryostatin is a potent activator of PKCε and may have efficacy in treating AD. As described above, activation of PKCε has been shown to partially restore synaptic function in neurons damaged by AD in in vitro and in vivo animal models.

The NCI has entered into a material transfer agreement with CRE to provide the bryostatin required for pre-clinical research as well as the Phase 2 clinical trials planned by the Company. Our license agreement with CRE (see “Business — Intellectual Property — Technology License and Services Agreement”) permits our access to new bryostatin clinical trial data and information held by the NCI, as well as past clinical, safety and toxicity data compiled by the NCI during the time this drug was being evaluated for its anticancer properties. See Item 1A – “Risk Factors — We are partly dependent upon the NCI to supply bryostatin for our clinical trials.”

CRE previously conducted an exploratory evaluation of bryostatin on a compassionate use basis in AD patients who have an inherited form of AD, frequently called familial AD, under an FDA-approved study protocol. Familial AD results from one of four major mutations in the genome, and this mutation is passed on from generation to generation within a family that carries the defective gene. The tragic consequence of familial AD is that it strikes its victims at an early age, often while they are in their twenties. The aggressive progression of familial AD can render these patients in the terminal stages of AD in their late 30s and early 40s.

Bryologs

On May 12, 2014, we entered into a license agreement (the “Stanford License”) with The Board of Trustees of the Leland Stanford Junior University (“Stanford”) pursuant to which Stanford has granted to us a revenue-bearing, world-wide right and exclusive license, with the right to grant sublicenses (on certain conditions), under three issued U.S. patents and one pending U.S. patent and related technology for the use of bryostatin structural derivatives, known as “bryologs,” for use in the treatment of central nervous system disorders, lysosomal storage diseases, stroke, and traumatic brain injury, collectively referred to as the Licensed Field of Use, for the life of the licensed patents. As mentioned above, in January 2017, we entered into an additional license agreement with Stanford relating to an accelerated synthesis of Bryostatin-1.

Also as mentioned above, our initial drug candidate, bryostatin, is a natural product isolated from a marine invertebrate organism, a bryozoan called Bugula neritina. However, it takes large quantities of biomass harvested from the oceans to produce even small quantities of bryostatin, and supply is limited.

Stanford researchers have synthesized a large family of bryologs over a number of years as part of a research program to define the essential molecular features critical to bryostatin’s biological activity. The bryologs are easier to produce than bryostatin due to their less complex chemical structures. They represent a collection of potential drug candidates, some of which we may evaluate for the potential treatment of several diseases such as ischemic stroke, Fragile X syndrome, traumatic brain injury and AD, although there can be no assurance that we will identify any potential candidates or if identified, will be successful in developing a potential treatment.

We are required under the Stanford License to use commercially reasonable efforts to develop, manufacture, and sell products (“Licensed Products”) in the Licensed Field of Use (as defined in the Stanford License). In addition, we must meet specific diligence milestones, and upon meeting such milestones, make specified milestone payments to Stanford. We will also pay Stanford royalties on net sales, if any, of Licensed Products (as defined in the Stanford License).

Stanford retains the right, on behalf of itself and all other non-profit research institutions, to practice the licensed patents and use the licensed technology for any non-profit purpose, including sponsored research and collaborations. The license is also subject to Title 35, Sections 200-204, of the United States Code, which governs patent rights in inventions made with U.S. government assistance. Among other things, these provisions provide the United States government with nonexclusive rights in the licensed patents. They also impose the obligation that products based on the licensed patents sold or produced in the United States be “manufactured substantially in the United States.”

PUFA Analogs

Several other drug prototypes termed the PUFA analogs have been synthesized at CRE and evaluated for their PKCε activating properties in models of AD. The PUFA analogs are not structurally related to bryostatin and activate PKCε at a different site. We believe the PUFA analogs may represent a potential source for follow-on drug candidates. PKCε activators from the PUFA family of drug prototypes have demonstrated neuroregeneration efficacy roughly equivalent to and, in some cases, potentially superior to that of bryostatin. If the PUFA analogs show adequate potency in preclinical models of AD, we may advance a drug prototype from this chemical family.

Other Potential Products

We may acquire, by license or otherwise, other development stage products that are consistent with our product portfolio objectives and commercialization strategy.

WCT Services Agreements

On May 28, 2020, Synaptogenix entered into a letter of intent (the “LOI”) with Worldwide Clinical Trials, Inc. (“WCT”), pursuant to which the parties agreed to negotiate a definitive agreement for the provision of clinical trial development services by WCT in connection with the Phase 2 Study. Pursuant to the terms of the LOI, Synaptogenix agreed to pay to WCT a cash fee of approximately $0.6 million as an advance in order to fund the initial commitment and certain upfront costs of third party vendors.

On July 23, 2020, Synaptogenix executed a Services Agreement (the “2020 Services Agreement”) with WCT. The 2020 Services Agreement relates to services for Synaptogenix’s Phase 2 Study. Pursuant to the terms of the 2020 Services Agreement, WCT will provide services to enroll approximately one hundred (100) Phase 2 Study subjects. The first Phase 2 Study site was initiated during the third quarter of 2020. The total estimated budget for the services, including pass-through costs, is approximately $9.8 million. As noted below, Neurotrope has been granted a $2.7 million award from the National Institutes of Health, which award will be used to support the Phase 2 Study, resulting in an estimated net budgeted cost of the Study to Neurotrope of $7.1 million. . Of the $2.7 million grant, approximately $1 million has been received. Synaptogenix may terminate the 2020 Services Agreement without cause upon sixty (60) days prior written notice.

Intellectual Property

Technology License and Services Agreement

On February 4, 2015, we, CRE and NRV II, LLC entered into an Amended and Restated Technology License and Services Agreement (the “CRE License”), which further amended and restated the Technology License and Services Agreement dated as of October 31, 2012, as amended by Amendment No. 1 dated as of August 21, 2013.

Pursuant to the CRE License, we maintained our exclusive (except as described below), non-transferable (except pursuant to the CRE License’s assignment provision), world-wide, royalty-bearing right, with a right to sublicense (in accordance with the terms and conditions described below), under CRE’s and NRV II’s respective right, title and interest in and to certain patents and technology owned by CRE or licensed to NRV II, LLC by CRE as of or subsequent to October 31, 2012 to develop, use, manufacture, market, offer for sale, sell, distribute, import and export certain products or services for therapeutic applications for AD and other cognitive dysfunctions in humans or animals (the “Field of Use”). Additionally, the CRE License specifies that all patents that issue from a certain patent application, shall constitute licensed patents and all trade secrets, know-how and other confidential information claimed by such patents constitute licensed technology under the CRE License. Furthermore, on July 10, 2015, under the terms of the Statement of Work and Account Satisfaction Agreement dated February 4, 2015, our rights relating to an in vitro diagnostic test system reverted back to CRE and, accordingly, we no longer have any rights under the CRE License for diagnostic applications using the CRE patent portfolio or technology.

Notwithstanding the above license terms, CRE and its affiliates retain rights to use the licensed intellectual property in the Field of Use to engage in research and development and other non-commercial activities and to provide services to us or to perform other activities in connection with the CRE License.

Under the CRE License, we and CRE may not enter into sublicense agreements with third parties except with CRE’s prior written consent, which consent shall not be commercially unreasonably withheld. Furthermore, the CRE License dated February 4, 2015 revises the agreement that was entered into as of October 31, 2012 and amended on August 21, 2013, in that it provides that any intellectual property developed, conceived or created in connection with a sublicense agreement that we entered into with a third party pursuant to the terms of the CRE License will be licensed to CRE and its affiliates for any and all non-commercial purposes, on a worldwide, perpetual, non-exclusive, irrevocable, non-terminable, fully paid-up, royalty-free, transferable basis, with the right to freely sublicense such intellectual property. Previously, the agreement had provided that such intellectual property would be assigned to CRE.

Under the CRE License, we and CRE will jointly own data, reports and information that is generated on or after February 28, 2013, pursuant to the license agreement dated October 31, 2012 and amended on August 21, 2013, by us, on behalf of us by a third party or by CRE pursuant to a statement of work that the parties enter into pursuant to the CRE License, in each case to the extent not constituting or containing any data, reports or information generated prior to such date or by CRE not pursuant to a statement of work (the “Jointly Owned Data”). CRE has agreed not to use the Jointly Owned Data inside or outside the Field of Use for any commercial purpose during the term of the CRE License or following any expiration of the CRE License other than an expiration that is the result of a breach by us of the CRE License that caused any licensed patent to expire, become abandoned or be declared unenforceable or invalid or caused any licensed technology to enter the public domain (a “Natural Expiration”) provided, however, CRE may use the Jointly Owned Data inside or outside the Field of Use for any commercial purpose following any termination of the CRE License. Also, CRE granted us a license during the term and following any Natural Expiration, to use certain CRE data in the Field of Use for any commercial purposes falling within the scope of the license granted to us under the CRE License.

The CRE License further requires us to pay CRE (i) a fixed research fee equal to a pro rata amount of $1 million in the year during which we close on a Series B Preferred Stock financing resulting in proceeds of at least $25 million, (ii) a fixed research fee of $1 million per year for each of the five calendar years following the completion of such financing and (iii) an annual fixed research fee in an amount to be negotiated and agreed upon no later than 90 days prior to the end of the fifth calendar year following the completion of such financing to be paid with respect to each remaining calendar year during the term of the CRE License. This fixed research fee is not yet due as the Company has not completed a Series B Preferred Stock financing. The CRE License Agreement also requires the payment by us of royalties ranging between 2% and 5% of our revenues generated from the licensed patents and other intellectual property, dependent upon the percentage ownership that Neuroscience Research Ventures, Inc. (“NRV, Inc.”) holds in our company, which currently would be a royalty rate of 5% based on NRV, Inc.’s current ownership in us.

Pursuant to the terms of the November 12, 2015 amendment to the CRE License, we paid an aggregate of approximately $348,000 to CRE following the closings of the Series B private placement, which constituted an advance royalty payment to CRE and will be offset (with no interest) against the amount of future royalty obligations payable until such time that the amount of such future royalty obligations equals in full the amount of the advance royalty payments made, which shall be subtracted from the gross proceeds to determine the “Post-PA Fee Proceeds.”

On November 29, 2018, we entered into a Second Amendment to the CRE License, pursuant to which (i) we agreed to pay all outstanding invoices and accrued expenses associated with the licensed intellectual property and (ii) the parties agreed that CRE would no longer have the right, and we would have the sole and exclusive right, to apply for, file, prosecute, and maintain patents and applications for the licensed intellectual property.

Our Licensed Intellectual Property

We have licensed from CRE an extensive intellectual property portfolio that includes issued patents, pending patent applications and provisional patent applications, in the U.S. and elsewhere, which, we believe, together cover these key pharmaceutical markets. A method of use patent has been issued to CRE that covers the use of the PUFA family of molecules for the same therapeutic applications.

We believe the CRE License provides us rights to the patents and technologies required to develop our proposed products. The patents and technologies licensed to us pursuant to the CRE License include, without limitation, the following:

•	therapies based on bryostatin and PUFA chemical families; and

•	methods for treating AD.

A number of CRE’s patent applications for treatment of neurological disorders have been under active prosecution for many years and have been the subject of multiple rejections for anticipation and/or obviousness based on prior art. There are no guarantees that CRE’s pending patent applications will issue into commercially meaningful patents. If these patent applications are not approved or successfully prosecuted, then we will attempt to seek other means of protecting its proprietary position including, but not limited to, trade secrets, proprietary formulations and methods, etc.

A substantial amount of in-human data exists that was generated by the NCI that involves the earlier evaluation of bryostatin as an anticancer agent. The NCI also holds the existing inventory of the bryostatin drug product which is suitable for use in man. Our use of the substantial data package generated by the NCI on bryostatin, as well as access to the clinical supply of this substance, is permitted under a material transfer agreements entered into and between the NCI and CRE.

There are no known patent conflicts or freedom to operate issues at this time which could encumber our ability to commercialize the PKCε activators for the treatment of cognition and memory disorders. However, we cannot provide any assurance that such conflicts will not arise in the future. For more information, see Item 1A – Risk Factors – “Our commercial success will depend, in part, on our ability, and the ability of our licensors, to obtain and maintain patent protection. Our licensors’ failure to obtain and maintain patent protection for our products may have a material adverse effect on our business.” and “Our licensed patented technologies may infringe on other patents, which may expose us to costly litigation.”

We also have the right to re-license certain patents and patent applications in certain jurisdictions that we had licensed under the CRE License but had previously elected to relinquish. In the event that we decide to re-license any of such patents and/or patent applications, then we are required to reimburse CRE for all of the attorneys’ fees, translation costs, filing fees, maintenance fees, and other costs and expenses related to such patents and/or patent applications that have been incurred since we elected to relinquish them under the CRE License.

Additional Intellectual Property

In addition, we have also filed, and own, multiple patent families directed to methods of treatment and formulations with PKC activators, including bryostatin. We are, or will, seek patent protection for these inventions in numerous countries and regions including, among others, Europe, Canada, Mexico, and Japan.

While we seek broad coverage under our existing patent applications, there is always a risk that an alteration to the product or process may provide sufficient basis for a competitor to avoid infringement claims. In addition, the coverage claimed in a patent application can be significantly reduced before a patent is issued and courts can reinterpret patent scope after issuance. Moreover, many jurisdictions including the United States permit third parties to challenge issued patents in administrative proceedings, which may result in further narrowing or even cancellation of patent claims. Moreover, we cannot provide any assurance that any patents will be issued from our pending or any future applications or that any potentially issued patents will adequately protect our intellectual property.

Individual patents extend for varying periods depending on the date of filing of the patent application or the date of patent issuance and the legal term of patents in the countries in which they are obtained. Generally, utility patents issued for applications filed in the United States are granted a term of 20 years from the earliest effective filing date of a non-provisional patent application. In addition, in certain instances, a patent term can be extended to recapture a portion of the U.S. Patent and Trademark Office, or the USPTO, delay in issuing the patent as well as a portion of the term effectively lost as a result of the FDA regulatory review period. However, as to the FDA component, the restoration period cannot be longer than five years and the total patent term including the restoration period must not exceed 14 years following FDA approval. The duration of foreign patents varies in accordance with provisions of applicable local law, but typically is also 20 years from the earliest effective filing date. The actual protection afforded by a patent may vary on a product by product basis, from country to country and can depend upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory-related extensions, and the availability of legal remedies in a particular country and the validity and enforceability of the patent.

We also rely on trademarks, trade secrets, copyright protection, know-how, continuing technological innovation and potential in-licensing opportunities to develop and maintain our proprietary position. For example, we rely upon trade secrets and know-how and continuing technological innovation to develop and maintain our competitive position. We seek to protect our proprietary information, in part, using confidentiality agreements or invention assignment agreements with our employees, contract research organizations, consultants, and any potential commercial partners. These agreements are designed to protect our proprietary information and, in the case of the invention assignment agreements, to grant us ownership of technologies that are developed.

Governmental Regulation and Product Approval

The manufacturing and marketing of our potential products and our ongoing research and development activities are subject to extensive regulation by the FDA and comparable regulatory agencies in state and local jurisdictions and in foreign countries.

United States Regulation of Drugs

In the United States, the FDA approves and regulates drugs under the Federal Food, Drug, and Cosmetic Act, or the FDCA, and implementing regulations. Before any drug product can be marketed in the United States, it must receive approval from the FDA. To receive this approval, any drug we develop must undergo rigorous preclinical testing and clinical trials that demonstrate the product candidate’s safety and effectiveness for each indicated use. The FDA’s extensive regulatory process controls, among other things, the development, testing, manufacture, safety, efficacy, record keeping, labeling, storage, approval, advertising, promotion, sale, and distribution of pharmaceutical products. The failure to comply with requirements under the FDCA and other applicable laws at any time during the product development process, approval process or after approval may subject an applicant and/or sponsor to a variety of administrative or judicial sanctions, including refusal by the FDA to approve pending applications, withdrawal of an approval, imposition of a clinical hold, issuance of warning letters and other types of enforcement letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement of profits or civil or criminal investigations and penalties brought by the FDA and the Department of Justice or other governmental entities.

In general, before any new pharmaceutical product can be marketed in the United States, the process typically required by the FDA includes:

•	preclinical laboratory and animal tests in compliance with the FDA’s good laboratory practice, or GLP, regulations;

•	submission of an IND, which must become effective before human clinical trials may begin;

•	approval by an independent institutional review board, or IRB, representing each clinical site before each clinical trial may be initiated;

•	adequate and well-controlled human clinical trials to establish the safety and efficacy of the proposed drug for its intended use, conducted in accordance with good clinical practices, or GCP;

•	satisfactory completion of one or more FDA inspections of the manufacturing facility or facilities at which the product, or components thereof, are produced to assess compliance with current Good Manufacturing Practices, or cGMP, requirements and to assure that the facilities, methods and controls are adequate to preserve the product’s identity, strength, quality and purity;

•	preparation and submission to the FDA of a new drug application, or NDA, requesting marketing for one or more proposed indications;

•	review by an FDA advisory committee, where appropriate or if applicable;

•	payment of user fees and securing FDA approval of an NDA or an NDA supplement (for subsequent indications or other modifications, including a change in location of the manufacturing facility); and

•	compliance with any post-approval requirements, including the potential requirement to implement a Risk Evaluation and Mitigation Strategy, or REMS, and the potential requirement to conduct post-approval studies.

Preclinical Testing

In the United States, drug candidates are tested in animals, until adequate evidence of safety and efficacy is established, prior to clinical testing in human subjects. These preclinical studies generally evaluate the mechanism of action and pharmacology of the product and assess the potential safety and efficacy of the product. Tested compounds must be produced according to applicable cGMP requirements and preclinical safety tests must be conducted in compliance with FDA and international regulations regarding GLP. The results of the preclinical tests, together with manufacturing information and analytical data, are generally submitted to the FDA as part of an IND, which must become effective before human clinical trials may commence. The IND will automatically become effective 30 days after receipt by the FDA, unless before that time the FDA requests an extension or raises concerns about the conduct of the clinical trials as outlined in the application. If the FDA has any concerns, the sponsor of the IND and the FDA must resolve the concerns before clinical trials can begin. Regulatory authorities may require additional preclinical data before allowing the clinical trials to commence or proceed from one phase to another, and could demand that the clinical trials be discontinued or suspended at any time if there are significant safety issues. Some long-term preclinical testing, such as animal tests of reproductive adverse events and carcinogenicity, may continue after the IND is submitted.

Furthermore, an independent IRB for each medical center proposing to participate in the conduct of the clinical trial must review and approve the clinical protocol and patient informed consent form before commencement of the clinical trial at the respective medical center. An IRB must operate in compliance with FDA regulations.

Clinical Trials

Human clinical trials are typically conducted in four sequential phases, which may overlap or be combined:

•	Phase 1. The drug is initially introduced into healthy human subjects or, in certain indications such as cancer, patients with the target disease or condition and tested for safety, dosage tolerance, absorption, metabolism, distribution, excretion and, if possible, to gain an early indication of its effectiveness and to determine optimal dosage.

•	Phase 2. The drug is administered to a limited patient population to identify possible adverse effects and safety risks, to evaluate preliminarily the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage.

•	Phase 3. The drug is administered to an expanded patient population, generally at geographically dispersed clinical trial sites, in well-controlled clinical trials to generate enough data to evaluate statistically the efficacy and safety of the product for approval, to establish the overall risk-benefit profile of the product and to provide adequate information for the labeling of the product.

•	Phase 4. Post-approval studies may be conducted after initial marketing approval. These studies are used to gain additional experience from the treatment of patients in the intended therapeutic indication. In certain instances, the FDA may mandate the performance of Phase 4 clinical trials as a condition of approval of an NDA.

Information about certain clinical trials must be submitted within specific timeframes to the National Institutes of Health for public dissemination on its ClinicalTrials.gov data registry. Information related to the product, patient population, phase of investigation, study sites and investigators and other aspects of the clinical trial is made public as part of the registration of the clinical trial. Sponsors are also obligated to disclose the results of their clinical trials after completion. Disclosure of the results of these trials can be delayed in some cases for up to two years after the date of completion of the trial. Competitors may use this publicly available information to gain knowledge regarding the progress of development programs.

Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA and more frequently if serious adverse events occur. In addition, IND safety reports must be submitted to the FDA for any of the following: serious and unexpected suspected adverse reactions; findings from other studies or animal or in vitro testing that suggest a significant risk in humans exposed to the drug; and any clinically important increase in the case of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. During all clinical trials, physicians will monitor patients to determine effectiveness of the drug candidate and to observe and report any reactions or safety risks that may result from use of the drug candidate. The FDA or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution, or an institution it represents, if the clinical trial is not being conducted in accordance with the clinical protocol, GCP, or other IRB requirements or if the drug has been associated with unexpected serious harm to patients. Additionally, some clinical trials are overseen by an independent group of qualified experts organized by the clinical trial sponsor, known as a data safety monitoring board or committee. This group provides authorization for whether or not a trial may move forward at designated check points based on access to certain data from the trial. The FDA will typically inspect one or more clinical sites to assure compliance with GCP and the integrity of the clinical data submitted.

Review of the NDA by FDA

The data from the clinical trials, together with preclinical data and other supporting information that establishes a drug candidate’s profile, are submitted to the FDA in the form of an NDA or NDA supplement (for approval of a new indication if the product candidate is already approved for another indication). Under federal law, the submission of most NDAs is additionally subject to an application user fee, currently exceeding $2.8 million, and the sponsor of an approved NDA is subject to an annual program fee, currently exceeding $300,000 per product. These fees typically increase annually. Certain exceptions and waivers are available for some of these fees, such as an exception from the application fee for drugs with orphan designation and a waiver for certain small businesses.

Under applicable laws and FDA regulations, FDA performs an administrative review on each submitted NDA within 45 to 60 days following submission. If deemed complete at the end of this preliminary review, the FDA will “file” the NDA, thereby triggering substantive review of the application. The FDA can refuse to file any NDA that it deems incomplete or not properly reviewable. The FDA has established internal substantive review goals of six months for priority NDAs (for drugs addressing serious or life threatening conditions for which there is an unmet medical need) and ten months for regular NDAs. The FDA, however, is not legally required to complete its review within these periods, and these performance goals may change over time.

The FDA is required to refer an application for a novel drug to an advisory committee or explain why such referral was not made. Typically, an advisory committee is a panel of independent experts, including clinicians and other scientific experts, that reviews, evaluates and provides a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions. Before approving an NDA, the FDA typically will inspect the facility or facilities where the product is or will be manufactured. These pre-approval inspections may cover all facilities associated with an NDA submission, including drug component manufacturing (e.g., active pharmaceutical ingredients), finished drug product manufacturing and control testing laboratories. The FDA will not approve an application unless it determines that the manufacturing processes and facilities comply with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP.

Under the Pediatric Research Equity Act, or PREA, as amended, an NDA or supplement to an NDA must contain data that are adequate to assess the safety and efficacy of the product candidate for the claimed indications in all relevant pediatric populations and to support dosing and administration for each pediatric population for which the product is safe and effective. The FDA may grant deferrals for submission of pediatric data or full or partial waivers. The Food and Drug Administration Safety and Innovation Act, or the FDASIA, enacted in 2012, made permanent PREA to require a sponsor who is planning to submit a marketing application for a product that includes a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration to submit an initial Pediatric Study Plan, or PSP, within sixty days of an end-of-Phase 2 meeting or, if there is no such meeting, as early as practicable before the initiation of the Phase 3 or Phase 2/3 clinical trial. The initial PSP must include an outline of the pediatric study or studies that the sponsor plans to conduct, including trial objectives and design, age groups, relevant endpoints and statistical approach, or a justification for not including such detailed information, and any request for a deferral of pediatric assessments or a full or partial waiver of the requirement to provide data from pediatric studies along with supporting information. The FDA and the sponsor must reach an agreement on the PSP. A sponsor can submit amendments to an agreed upon initial PSP at any time if changes to the pediatric plan need to be considered based on data collected from pre-clinical studies, early phase clinical trials or other clinical development programs.

Data Review and Approval

Substantial financial resources are necessary to fund the research, clinical trials and related activities necessary to satisfy FDA requirements or similar requirements of state, local and foreign regulatory agencies. It normally takes many years to satisfy these various regulatory requirements, assuming they are satisfied. Information generated in this process is susceptible to varying interpretations that could delay, limit, or prevent regulatory approval at any stage of the process. Accordingly, the actual time and expense required to bring a product to market may vary substantially. We cannot assure you that we will submit applications for required authorizations to manufacture and/or market potential products or that any such application will be reviewed and approved by the appropriate regulatory authorities in a timely manner, if at all. Data obtained from clinical activities is not always conclusive and may be susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. Success in early stage clinical trials does not ensure success in later stage clinical trials. Even if a product candidate receives regulatory approval, the approval may be significantly limited to specific disease states, patient populations and dosages, or have conditions placed on them that restrict the commercial applications, advertising, promotion or distribution of these products.

Orphan Drug Designation and Exclusivity

Under the Orphan Drug Act, the FDA may grant orphan drug designation to drugs intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States, or more than 200,000 individuals in the United States and for which there is no reasonable expectation that the cost of developing and making available in the United States a drug for this type of disease or condition will be recovered from sales in the United States for that drug. Orphan drug designation must be requested before submitting an NDA. After the FDA grants orphan drug designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation does not convey any advantage in or shorten the duration of the regulatory review and approval process. If a product that has orphan drug designation subsequently receives FDA approval for the disease for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications to market the same drug for the same disease, except in very limited circumstances, for seven years. These very limited circumstances are (i) an inability to supply the drug in sufficient quantities or (ii) a situation in which a new formulation of the drug has shown superior safety or efficacy. Competitors may receive approval of different products for the indication for which the orphan product has exclusivity and may obtain approval for the same product but for a different indication. If a designated orphan drug ultimately receives marketing approval for an indication broader than what was described in its orphan drug designation request, it may not be entitled to exclusivity under the Orphan Drug Act. Orphan drug exclusivity, however, also could block the approval of our product for seven years if a competitor obtains earlier approval of the same drug for the same indication.

Fast Track, Breakthrough Therapy and Priority Review Designations

The FDA is authorized to designate certain products for expedited review if the product is intended to address an unmet medical need in the treatment of a serious or life-threatening disease or condition. These programs are fast track designation, breakthrough therapy designation and priority review designation.

Specifically, the FDA may designate a product for fast track review if the product is intended, whether alone or in combination with one or more other products, for the treatment of a serious or life-threatening disease or condition, and it demonstrates the potential to address unmet medical needs for such a disease or condition. For fast track products, sponsors may have greater interactions with the FDA and the FDA may initiate review of sections of a fast track product’s application before the application is complete. This rolling review may be available if the FDA determines, after preliminary evaluation of clinical data submitted by the sponsor, that a fast track product may be effective. The sponsor must also provide, and the FDA must approve, a schedule for the submission of the remaining information and the sponsor must pay applicable user fees. However, the FDA’s time period goal for reviewing a fast track application does not begin until the last section of the application is submitted. In addition, the FDA may withdraw the fast track designation if the FDA believes that the designation is no longer supported by data emerging in the clinical trial process.

In 2012, Congress enacted the Food and Drug Administration Safety and Innovation Act, or FDASIA, which established a new regulatory scheme allowing for expedited review of products designated as “breakthrough therapies.” A product may be designated as a breakthrough therapy if it is intended, either alone or in combination with one or more other products, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The FDA may take certain actions with respect to breakthrough therapies, including holding meetings with the sponsor throughout the development process; providing timely advice to the product sponsor regarding development and approval; involving more senior staff in the review process; assigning a cross-disciplinary project lead for the review team; and taking other steps to design the clinical trials in an efficient manner.

Finally, the FDA may designate a product for priority review if it is a product designed to treat a serious condition and, if approved, would provide a significant improvement in safety or effectiveness. The FDA determines, on a case-by-case basis, whether the proposed product represents a significant improvement when compared with other available therapies. Significant improvement may be illustrated by evidence of increased effectiveness in the treatment of a condition, elimination or substantial reduction of a treatment-limiting product reaction, documented enhancement of patient compliance that may lead to improvement in serious outcomes and evidence of safety and effectiveness in a new subpopulation. A priority review designation is intended to direct overall attention and resources to the evaluation of such applications, and to shorten the FDA’s goal for taking action on a marketing application from ten months to six months from the date of filing.

Accelerated Approval Pathway

The FDA may grant accelerated approval to a product for a serious or life-threatening condition that provides meaningful therapeutic advantage to patients over existing treatments based upon a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit. The FDA may also grant accelerated approval for such a condition when the product has an effect on an intermediate clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality, or IMM, and that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity or prevalence of the condition and the availability or lack of alternative treatments. Products granted accelerated approval must meet the same statutory standards for safety and effectiveness as those granted traditional approval.

For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign or other measure that is thought to predict clinical benefit, but is not itself a measure of clinical benefit. Surrogate endpoints can often be measured more easily or more rapidly than clinical endpoints. An intermediate clinical endpoint is a measurement of a therapeutic effect that is considered reasonably likely to predict the clinical benefit of a product, such as an effect on IMM. The FDA has limited experience with accelerated approvals based on intermediate clinical endpoints, but has indicated that such endpoints generally may support accelerated approval where the therapeutic effect measured by the endpoint is not itself a clinical benefit and basis for traditional approval, if there is a basis for concluding that the therapeutic effect is reasonably likely to predict the ultimate clinical benefit of a product.

The accelerated approval pathway is most often used in settings in which the course of a disease is long and an extended period of time is required to measure the intended clinical benefit of a product, even if the effect on the surrogate or intermediate clinical endpoint occurs rapidly. Thus, accelerated approval has been used extensively in the development and approval of products for treatment of a variety of cancers in which the goal of therapy is generally to improve survival or decrease morbidity and the duration of the typical disease course requires lengthy and sometimes large trials to demonstrate a clinical or survival benefit.

The accelerated approval pathway is usually contingent on a sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory studies to verify and describe the product’s clinical benefit. As a result, a product candidate approved on this basis is subject to rigorous post-marketing compliance requirements, including the completion of Phase 4 or post-approval clinical trials to confirm the effect on the clinical endpoint. Failure to conduct required post-approval studies, or confirm a clinical benefit during post- marketing studies, would allow the FDA to withdraw the product from the market on an expedited basis. All promotional materials for product candidates approved under accelerated regulations are subject to prior review by the FDA.

The FDA’s Decision on an NDA

Based on the FDA’s evaluation of an NDA and accompanying information, including the results of the inspection of the manufacturing facilities, the FDA may issue an approval letter or a complete response letter. An approval letter authorizes commercial marketing of the product with specific prescribing information for the approved indications. A complete response letter generally outlines the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. If and when those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of an NDA, the FDA will issue an approval letter. The FDA has committed to reviewing such resubmissions in two or six months depending on the type of information included. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

An approval letter authorizes commercial marketing of the drug with the accompanying approved prescribing information for specific indications. If the FDA approves a product, it may limit the approved indications for use for the product; require that contraindications, warnings or precautions be included in the product labeling; require that post-approval studies, including Phase 4 clinical trials, be conducted to further assess the drug’s safety after approval; require testing and surveillance programs to monitor the product after commercialization; or impose other conditions, including distribution restrictions or other risk management mechanisms. In addition, as a condition of approval, the FDA may require an applicant to develop a REMS. REMS use risk minimization strategies beyond the professional labeling to ensure that the benefits of the product outweigh the potential risks. To determine whether a REMS is needed, the FDA will consider the size of the population likely to use the product, seriousness of the disease, expected benefit of the product, expected duration of treatment, seriousness of known or potential adverse events and whether the product is a new molecular entity. REMS can include medication guides, physician communication plans for healthcare professionals and elements to assure safe use, or ETASU. ETASU may include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring and use of patient registries. The FDA determines the requirement for a REMS, as well as the specific REMS provisions, on a case-by-case basis. If the FDA concludes a REMS plan is needed, the sponsor of the NDA must submit a proposed REMS plan. The FDA may require a REMS before approval or post-approval if it becomes aware of a serious risk associated with use of the product. The requirement for a REMS can materially affect the potential market and profitability of a product. Once granted, product approvals may be withdrawn if compliance with regulatory requirements and commitments is not maintained or problems are identified following initial marketing.

The FDA may prevent or limit further marketing of a product based on the results of post-market studies or surveillance programs. After approval, many types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further testing requirements and FDA review and approval.

Post-Approval Requirements

Drugs manufactured or distributed pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to recordkeeping, periodic reporting, product sampling and distribution, advertising and promotion, which include restrictions on promoting drugs for unapproved uses or patient populations (i.e., “off-label use”), and reporting of adverse experiences with the product. After approval, most changes to the approved product, such as adding new indications or other labeling claims, are subject to prior FDA review and approval. There also are continuing, annual user fee requirements for any marketed products, as well as new application fees for supplemental applications with clinical data.

In addition, drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and state agencies, and are subject to periodic unannounced inspections by the FDA and these state agencies for compliance with cGMP requirements. Changes to the manufacturing process are strictly regulated and often require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting and documentation requirements upon the sponsor and any third-party manufacturers that the sponsor may decide to use. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain cGMP compliance.

Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of distribution or other restrictions under a REMS program. Other potential consequences include, among other things:

•	restrictions on the marketing or manufacturing of the product, suspension of the approval, or complete withdrawal of the product from the market or product recalls;

•	fines, warning letters, other enforcement-related letters, or holds on post-approval clinical trials;

•	refusal of the FDA to approve pending NDAs or supplements to approved NDAs, or suspension or revocation of product approvals;

•	product seizure or detention, or refusal to permit the import or export of products;

•	injunctions or the imposition of civil or criminal penalties; or

•	consent decrees, corporate integrity agreements, debarment, or exclusion from federal health care programs

The FDA strictly regulates marketing, labeling, advertising and promotion of products that are placed on the market. Drugs may be promoted only for the approved indications and in accordance with the provisions of the approved label. Although physicians may prescribe legally available products for off-label uses, manufacturers may not market or promote such uses. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company found to have improperly promoted off-label uses may be subject to significant liability.

In addition, the distribution of prescription pharmaceutical products is subject to the Prescription Drug Marketing Act, or PDMA, which regulates the distribution of drugs and drug samples at the federal level, and sets minimum standards for the registration and regulation of drug distributors by the states. Both the PDMA and state laws limit the distribution of prescription pharmaceutical product samples and impose requirements to ensure accountability in distribution. In addition, the Drug Supply Chain Security Act, or DSCA, regulates the distribution and tracing of prescription drugs and prescription drug samples at the federal level, and set minimum standards for the regulation of drug distributors by the states. The DSCSA mandates phased-in and resource-intensive obligations for pharmaceutical manufacturers, wholesale distributors, and dispensers over a 10-year period that is expected to culminate in November 2023. From time to time, new legislation and regulations may be implemented that could significantly change the statutory provisions governing the approval, manufacturing and marketing of products regulated by the FDA. It is impossible to predict whether further legislative or regulatory changes will be enacted, or FDA regulations, guidance or interpretations changed or what the impact of such changes, if any, may be.

The Hatch-Waxman Act and Marketing Exclusivity

In 1984, with passage of the Hatch-Waxman Amendments to the FDC Act, Congress authorized the FDA to approve generic drugs that are the same as drugs previously approved by the FDA under the NDA provisions of the statute and also enacted Section 505(b)(2) of the FDC Act. To obtain approval of a generic drug, an applicant must submit an abbreviated new drug application, or ANDA, to the agency. In support of such applications, a generic manufacturer may rely on the preclinical and clinical testing conducted for a drug product previously approved under an NDA, known as the reference listed drug, or RLD. Specifically, in order for an ANDA to be approved, the FDA must find that the generic version is identical to the RLD with respect to the active ingredients, the route of administration, the dosage form, and the strength of the drug. At the same time, the FDA must also determine that the generic drug is “bioequivalent” to the innovator drug.

Upon NDA approval of a new chemical entity or NCE, which is a drug that contains no active moiety that has been approved by the FDA in any other NDA, that drug receives five years of marketing exclusivity. During the exclusivity period, the FDA cannot accept for review any ANDA or 505(b)(2) NDA submitted by another company for another version of such drug where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted one year before NCE exclusivity expires if a Paragraph IV certification is filed on an NCE patent and any time after approval if the application is filed based on a new indication or a new formulation.

The Hatch-Waxman Act also provides three years of data exclusivity for a NDA, 505(b)(2) NDA or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example, new indications, dosages or strengths of an existing drug. This three-year exclusivity covers only the conditions of use associated with the new clinical investigations and does not prohibit the FDA from approving follow-on applications for drugs containing the original active agent. If there is no listed patent in the Orange Book, there may not be a Paragraph IV certification, and, thus, no ANDA or 505(b)(2) NDA may be filed before the expiration of the exclusivity period. Five-year and three-year exclusivity also will not delay the submission or approval of a traditional NDA filed under Section 505(b)(1) of the FDC Act. However, an applicant submitting a traditional NDA would be required to either conduct or obtain a right of reference to all of the preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.

Patent Term Restoration and Extension

A patent claiming a new drug product may be eligible for a limited patent term extension, also known as patent term restoration, under the Hatch-Waxman Act, which permits a patent restoration of up to five years for patent term lost during product development and the FDA regulatory review. Patent term extension is generally available only for drug products whose active ingredient has not previously been approved by the FDA. The restoration period granted is typically one-half the time between the effective date of an IND and the submission date of an NDA, plus the time between the submission date of an NDA and the ultimate approval date. Patent term extension cannot be used to extend the remaining term of a patent past a total of 14 years from the product’s approval date. Only one patent applicable to an approved drug product is eligible for the extension, and the application for the extension must be submitted prior to the expiration of the patent in question. A patent that covers multiple drugs for which approval is sought can only be extended in connection with one of the approvals. The United States PTO reviews and approves the application for any patent term extension in consultation with the FDA.

Pediatric Exclusivity and Pediatric Use

The Best Pharmaceuticals for Children Act (“BPCA”) provides NDA holders a six-month period of non-patent marketing exclusivity attached to any other exclusivity listed with FDA—patent or non-patent—for a drug if certain conditions are met. Conditions for pediatric exclusivity include a determination by the FDA that information relating to the use of a new drug in the pediatric population may produce health benefits in that population; a written request by the FDA for pediatric studies; and agreement by the applicant to perform the requested studies and the submission to the FDA, completion of the studies in accordance with the written request, and the acceptance by the FDA, of the reports of the requested studies within the statutory timeframe. The data do not need to show the product to be effective in the pediatric population studied; rather, if the clinical trial is deemed to fairly respond to the FDA’s request, the additional protection is granted. If reports of requested pediatric studies are submitted to and accepted by the FDA within the statutory time limits, whatever statutory or regulatory periods of exclusivity or patent protection cover the product are extended by six months. This is not a patent term extension, but it effectively extends the regulatory period during which the FDA cannot approve another application. The issuance of a written request does not require the sponsor to undertake the described studies. Applications under the BPCA are treated as priority applications.

European Union Regulation of Drug Products

In addition to regulations in the United States, we are and will be subject, either directly or through our distribution partners, to a variety of regulations in other jurisdictions governing, among other things, clinical trials, the privacy of personal data and commercial sales and distribution of our products, if approved.

Whether or not we obtain FDA approval for a product, we must obtain the requisite approvals from regulatory authorities in non-U.S. countries prior to the commencement of clinical trials or marketing of the product in those countries. Certain countries outside of the United States have a process that requires the submission of a clinical trial application much like an IND prior to the commencement of human clinical trials. In Europe, for example, a clinical trial application (“CTA”), must be submitted to the competent national health authority and to independent ethics committees in each country in which a company plans to conduct clinical trials. Once the CTA is approved in accordance with a country’s requirements, clinical trials may proceed in that country.

The requirements and process governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country, even though there is already some degree of legal harmonization in the European Union member states resulting from the national implementation of underlying E.U. legislation. In all cases, the clinical trials are conducted in accordance with GCP and other applicable regulatory requirements.

To obtain a marketing license for a new drug, or medicinal product in the European Union, the sponsor must obtain approval of a marketing authorization application (“MAA”). The way in which a medicinal product can be approved in the European Union depends on the nature of the medicinal product. As of January 31, 2020, the United Kingdom (UK) is no longer a member state of the EU, and therefore a separate MAA and approval will be required to market a medicinal product in the UK.

The centralized procedure results in a single marketing authorization granted by the European Commission that is valid across the European Union, as well as in Iceland, Liechtenstein, and Norway. The centralized procedure is compulsory for human drugs that are: (i) derived from biotechnology processes, such as genetic engineering, (ii) contain a new active substance indicated for the treatment of certain diseases, such as HIV/AIDS, cancer, diabetes, neurodegenerative diseases, autoimmune and other immune dysfunctions and viral diseases, (iii) officially designated “orphan drugs” (drugs used for rare human diseases) and (iv) advanced-therapy medicines, such as gene-therapy, somatic cell-therapy or tissue-engineered medicines. The centralized procedure may at the request of the applicant also be used for human drugs which do not fall within the above mentioned categories if the human drug (a) contains a new active substance which was not authorized in the European Community; or (b) the applicant shows that the medicinal product constitutes a significant therapeutic, scientific or technical innovation or that the granting of authorization in the centralized procedure is in the interests of patients or animal health at the European Community level.

Under the centralized procedure in the European Union, the maximum timeframe for the evaluation of a marketing authorization application by the European Medicines Agency, or EMA, is 210 days (excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the Committee for Medicinal Products for Human Use, or CHMP), with adoption of the actual marketing authorization by the European Commission thereafter. Accelerated evaluation might be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of a major public health interest from the point of view of therapeutic innovation, defined by three cumulative criteria: the seriousness of the disease to be treated; the absence of an appropriate alternative therapeutic approach, and anticipation of exceptional high therapeutic benefit. In this circumstance, EMA ensures that the evaluation for the opinion of the CHMP is completed within 150 days and the opinion issued thereafter.

The mutual recognition procedure, or MRP, for the approval of human drugs is an alternative approach to facilitate individual national marketing authorizations within the European Union. Basically, the MRP may be applied for all human drugs for which the centralized procedure is not obligatory. The MRP is applicable to the majority of conventional medicinal products, and is based on the principle of recognition of an already existing national marketing authorization by one or more member states. In the MRP, a marketing authorization for a drug already exists in one or more member states of the European Union and subsequently marketing authorization applications are made in other European Union member states by referring to the initial marketing authorization. The member state in which the marketing authorization was first granted will then act as the reference member state. The member states where the marketing authorization is subsequently applied for act as concerned member states. After a product assessment is completed by the reference member state, copies of the report are sent to all member states, together with the approved summary of product characteristics, labeling and package leaflet. The concerned member states then have 90 days to recognize the decision of the reference member state and the summary of product characteristics, labeling and package leaflet. National marketing authorizations within individual member states shall be granted within 30 days after acknowledgement of the agreement

Should any member state refuse to recognize the marketing authorization by the reference member state, on the grounds of potential serious risk to public health, the issue will be referred to a coordination group. Within a timeframe of 60 days, member states shall, within the coordination group, make all efforts to reach a consensus. If this fails, the procedure is submitted to an EMA scientific committee for arbitration. The opinion of this EMA committee is then forwarded to the Commission, for the start of the decision-making process. As in the centralized procedure, this process entails consulting various European Commission Directorates General and the Standing Committee on Human Medicinal Products or Veterinary Medicinal Products, as appropriate.

Rest of World Government Regulation

For countries outside of the United States and the European Union, such as countries in Eastern Europe, Latin America or Asia, the requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country. In all cases, again, the clinical trials are conducted in accordance with GCP and the other applicable regulatory requirements.

If we fail to comply with applicable foreign regulatory requirements, we may be subject to, among other things, fines, suspension of clinical trials, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions, and criminal prosecution.

Other Government Regulation

Our research and development activities use biological and hazardous materials that are dangerous to human health and safety or the environment. We are subject to a variety of federal, state and local laws and regulations governing the use, generation, manufacture, storage, handling and disposal of these materials and wastes resulting from these materials. We are also subject to regulation by the Occupational Safety and Health Administration and federal and state environmental protection agencies and to regulation under the Toxic Substances Control Act.

If our product candidates are approved in the United States, we will have to comply with various U.S. federal and state laws, rules and regulations pertaining to healthcare fraud and abuse, including anti-kickback laws and physician self-referral laws, rules and regulations. Violations of the fraud and abuse laws are punishable by criminal and civil sanctions, including, in some instances, exclusion from participation in federal and state healthcare programs, including Medicare and Medicaid. These laws include the following:

•	The federal Anti-Kickback Statute (Section 1128B(b) of the Social Security Act) prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made, in whole or in part, under a federal healthcare program such as Medicare and Medicaid;

•	The federal physician self-referral prohibition (Ethics in Patient Referral Act of 1989, as amended, commonly referred to as the Stark Law, Section 1877 of the Social Security Act), prohibits referrals by physicians of Medicare or Medicaid patients to providers of a broad range of designated healthcare services in which the physicians (or their immediate family members) have ownership interests or with which they have certain other financial arrangements;

•	The federal anti-inducement law (Section 1128A(a)(5) of the Social Security Act), which prohibits providers from offering anything of value to a Medicare or Medicaid beneficiary to induce that beneficiary to use items or services covered by either program;

•	The federal False Claims Act (31 U.S.C. § 3729 et seq.) imposes civil penalties, and provides for civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;;

•	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, and their respective implementing regulations, including the Final Omnibus Rule published in January 2013, which impose obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

•	the federal false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services;

•	The Civil Monetary Penalties Law (Section 1128A of the Social Security Act), which authorizes the United States Department of Health and Human Services to impose civil penalties administratively for various fraudulent or abusive acts;

•	The Physician Payment Sunshine Act (Section 1128G of the Social Security Act), which requires manufacturers of drugs, medical devices, biologicals and medical supplies covered by Medicare or Medicaid to report, on an annual basis, to the Department of Health and Human Services information related to payments and other transfers of value to physicians, teaching hospitals, and certain advanced non-physician health care practitioners and physician ownership and investment interests; and

•	Analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to healthcare items or services that are reimbursed by non-governmental third-party payors, including private insurers.

Sanctions for violating these federal laws include criminal and civil penalties that range from punitive sanctions, damage assessments, money penalties, imprisonment, denial of Medicare and Medicaid payments, or exclusion from the Medicare and Medicaid programs, or both. These laws also impose an affirmative duty on those receiving Medicare or Medicaid funding to ensure that they do not employ or contract with persons excluded from the Medicare and other government programs. Additionally, many states have laws and regulations that contain prohibitions that are similar to, and in many cases broader than, these federal laws and once our products are marketed commercially, we will have to comply with these various state laws as well.

Some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to payments to physicians and other health care providers or marketing expenditures.

In November 2020, the Department of Health and Human Services (“DHHS”) finalized significant changes to the regulations implementing the Anti-Kickback Statute, as well as the Physician Self-Referral Law (Stark Law) and the civil monetary penalty rules regarding beneficiary inducements, with the goal of offering the healthcare industry more flexibility and reducing the regulatory burden associated with those fraud and abuse laws, particularly with respect to value-based arrangements among industry participants. As noted below under “Healthcare Reform,” however, those final rules may be potentially overturned under the Congressional Review Act following the change in control of the legislative and executive branches in 2021.

State and foreign laws also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. We also may be subject to, or may in the future become subject to, U.S. federal and state, and foreign laws and regulations imposing obligations on how we collect, use, disclose, store and process personal information. Our actual or perceived failure to comply with such obligations could result in liability or reputational harm and could harm our business. Ensuring compliance with such laws could also impair our efforts to maintain and expand our customer base and thereby decrease our future revenues.

Pharmaceutical Coverage, Pricing, and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of products approved by the FDA and other government authorities. Sales of our products, when and if approved for marketing in the United States, will depend, in part, on the extent to which our products will be covered by third-party payors, such as federal, state, and foreign government healthcare programs, commercial insurance and managed healthcare organizations. The process for determining whether a payor will provide coverage for a product may be separate from the process for setting the price or reimbursement rate that the payor will pay for the product once coverage is approved. Third-party payors may limit coverage to specific products on an approved list, or formulary, which might not include all of the approved products for a particular indication. In addition, these third-party payors are increasingly reducing reimbursements for medical products, drugs and services. Furthermore, the U.S. government, state legislatures and foreign governments have continued implementing cost containment programs, including price controls, restrictions on coverage and reimbursement and requirements for substitution of generic products. Adoption of price controls and cost containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit our net revenue and results. Limited third-party reimbursement for our product candidates or a decision by a third-party payor not to cover our product candidates could reduce physician usage of our products once approved and have a material adverse effect on our sales, results of operations and financial condition.

In Europe and other countries outside of the United States, pricing and reimbursement schemes vary widely from country to country. Some countries provide that drug products may be marketed only after a reimbursement price has been agreed to. Some countries may require the completion of additional studies that compare the cost-effectiveness of a particular product candidate to currently available therapies. In some countries, cross-border imports from low-priced markets exert competitive pressure that may reduce pricing within a country. Any country that has price controls or reimbursement limitations for drug products may not allow favorable reimbursement and pricing arrangements.

Healthcare Reform

In the United States and some foreign jurisdictions, there have been, and continue to be, several legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of product and therapeutic candidates, restrict or regulate post-approval activities, and affect the ability to profitably sell product and therapeutic candidates that obtain marketing approval. The FDA’s and other regulatory authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product and therapeutic candidates. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we otherwise may have obtained and we may not achieve or sustain profitability, which would adversely affect our business, prospects, financial condition and results of operations. Moreover, among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access.

For example, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively the ACA, was enacted in March 2010 and has had a significant impact on the health care industry in the U.S. The ACA expanded coverage for the uninsured while at the same time containing overall healthcare costs. With regard to biopharmaceutical products, the ACA, among other things, addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extended the rebate program to individuals enrolled in Medicaid managed care organizations, established annual fees on manufacturers of certain branded prescription drugs, and created a new Medicare Part D coverage gap discount program. Additionally, on December 20, 2019, President Trump signed the Further Consolidated Appropriations Act for 2020 into law (P.L. 116-94) that includes a piece of bipartisan legislation called the Creating and Restoring Equal Access to Equivalent Samples Act of 2019 or the “CREATES Act.” The CREATES Act aims to address the concern articulated by both the FDA and others in the industry that some brand manufacturers have improperly restricted the distribution of their products, including by invoking the existence of a REMS for certain products, to deny generic product developers access to samples of brand products. Because generic product developers need samples to conduct certain comparative testing required by the FDA, some have attributed the inability to timely obtain samples as a cause of delay in the entry of generic products. To remedy this concern, the CREATES Act establishes a private cause of action that permits a generic product developer to sue the brand manufacturer to compel it to furnish the necessary samples on “commercially reasonable, market-based terms.” Whether and how generic product developments will use this new pathway, as well as the likely outcome of any legal challenges to provisions of the CREATES Act, remain highly uncertain and its potential effects on future competition for COSELA or any of our other future commercial products are unknown.

As another example, the 2021 Consolidated Appropriations Act signed into law on December 27, 2020 incorporated extensive healthcare provisions and amendments to existing laws, including a requirement that all manufacturers of drugs and biological products covered under Medicare Part B report the product’s average sales price, or ASP, to DHHS beginning on January 1, 2022, subject to enforcement via civil money penalties.

Since its enactment, there have been executive, judicial and Congressional challenges to certain aspects of the ACA and we expect there will be additional challenges and amendments to the ACA in the future. Members of the US Congress have indicated that they may continue to seek to modify, repeal or otherwise invalidate all, or certain provisions of, the ACA. For example, the Tax Cuts and Jobs Act, or TCJA, was enacted in 2017 and, among other things, removed penalties, starting January 1, 2019, for not complying with the ACA’s individual mandate to carry health insurance, commonly referred to as the “individual mandate.” In December 2018, a U.S. District Court Judge in the Northern District of Texas ruled that the individual mandate was a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the TCJA, the remaining provisions of the ACA were invalid and the law in its entirety was unconstitutional. In December 2019, the U.S. Court of Appeals for the Fifth Circuit upheld the District Court ruling that the individual mandate was unconstitutional but remanded the case back to the District Court to determine whether other reforms enacted as part of the ACA but not specifically related to the individual mandate or health insurance could be severed from the rest of the ACA so as not to be declared invalid as well. On March 2, 2020, the United States Supreme Court granted the petitions for writs of certiorari to review this case and allocated one hour for oral arguments, which occurred on November 10, 2020. A decision from the Supreme Court is expected to be issued in spring 2021. It is unclear how this litigation and other efforts to repeal and replace the ACA will impact the implementation of the ACA, the pharmaceutical industry more generally, and our business. Complying with any new legislation or reversing changes implemented under the ACA could be time-intensive and expensive, resulting in a material adverse effect on our business.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA that affect health care expenditures. These changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013 and will remain in effect through 2030 unless additional Congressional action is taken. The Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, which was signed into law on March 27, 2020 and was designed to provide financial support and resources to individuals and businesses affected by the COVID-19 pandemic, suspended the 2% Medicare sequester from May 1, 2020 through December 31, 2020, and extended the sequester by one year, through 2030, in order to offset the added expense of the 2020 cancellation. The 2021 Consolidated Appropriations Act was subsequently signed into law on December 27, 2020 and extends the CARES Act suspension period to March 31, 2021.

Moreover, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. DHHS, has solicited feedback on some of various measures intended to lower drug prices and reduce the out of pocket costs of drugs and implemented others under its existing authority. For example, in May 2019, DHHS issued a final rule to allow Medicare Advantage plans the option to use step therapy for Part B drugs beginning January 1, 2020. This final rule codified a DHHS policy change that was effective January 1, 2019. As part of the Trump Administration’s so-called “Blueprint” to lower drug prices, DHHS and FDA also released on July 31, 2019 their Safe Importation Action Plan proposing two different pathways for the importation of foreign drug products. One pathway focuses on the importation of certain drugs from Canada, which required the agencies to go through notice-and-comment rulemaking, while the second pathway allows manufacturers to distribute their drugs manufactured abroad and was released as agency policy in an FDA guidance document first issued in December 2019. FDA’s notice of proposed rulemaking to implement a system whereby state governmental entities could lawfully import and distribute prescription drugs sourced from Canada was published at the end of December 2019 and in September 2020, the rulemaking was finalized by FDA. Those new regulations became effective on November 30, 2020, although the impact of such future programs is uncertain, in part because lawsuits have been filed challenging the government’s authority to promulgate them. The final regulations may also be vulnerable to being overturned by a joint resolution of disapproval from Congress under the procedures set forth in the Congressional Review Act, which could be applied to regulatory actions taken by the Trump Administration on or after August 21, 2020 (i.e., in the last 60 days of legislative session of the 116th Congress). Congress and the executive branch have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs, making this area subject to ongoing uncertainty. In addition, the probability of success of other policies enacted over the final months of the Trump Administration and their impact on the U.S. prescription drug marketplace is unknown. There are likely to be political and legal challenges associated with implementing these reforms as they are currently envisioned, and the January 20, 2021 transition to a new Democrat-led presidential administration created further uncertainty. Following his inauguration, President Biden took immediate steps to order a regulatory freeze on all pending substantive executive actions in order to permit incoming department and agency heads to review whether questions of fact, policy, and law may be implicated and to determine how to proceed.

Individual states in the United States have also increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In December 2020, the U.S. Supreme Court held unanimously that federal law does not preempt the states’ ability to regulate pharmaceutical benefit managers (PBMs) and other members of the health care and pharmaceutical supply chain, an important decision that may lead to further and more aggressive efforts by states in this area.

We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, including COSELA and any future products for which we secure marketing approval.

Scientific Advisory Board

The Company has established a Scientific Advisory Board (“SAB”) comprised of experts in the fields of AD and other neurological diseases.

Scientific Advisory Board Chairperson & Members

Martin R. Farlow (Chairperson), MD, Professor Emeritus in the Department of Neurology at Indiana University and co-director of the Alzheimer’s Disease Center at Indiana University. Dr. Farlow received his medical degree from Indiana University School of Medicine. Following graduation, he completed an internship in Internal Medicine and a residency in Neurology. Dr. Farlow’s research focuses on clinical trials of investigational drugs for the treatment of AD and related dementias and has been the lead investigator for several major studies including tacrine, donepezil and rivastigmine.

Paul Coleman, PhD, has been an Associate at the University of Arizona (UA) McKnight Brain Institute since 2010 and a Research Professor at the UA Biodesign Institute since 2015. In 2007, Dr. Coleman was appointed Professor Emeritus at the University of Rochester Medical Center. Since 1988, Dr. Coleman has served as Editor-in-Chief for the journal Neurobiology of Aging and is currently Editor Emeritus and an Advisory Editor. Dr. Coleman received an AB in Psychology (magna cum laude) from Tufts University and a PhD in Physiology and Psychology from the University of Rochester. Following his PhD, Dr. Coleman was supported by the National Institute of Neurological Disorders and Stroke as a Special Fellow at Johns Hopkins School of Medicine. Dr. Coleman has been a pioneering investigator of the pathologic basis of AD.

Daniel F. Hanley Jr., MD, has been a Professor of Neurology, Neurosurgery and Anesthesia and Critical Medicine at Johns Hopkins Medicine since 1996. He is a graduate of Williams College and received his medical degree from Cornell University Medical College. Dr. Hanley has board certification in internal medicine, neurology and psychiatry. Dr. Hanley is a leading expert on brain injury and has received more than 20 basic research grants, predominantly from the National Institute of Health.

Marwan Sabbagh, MD, is the new director of the Cleveland Clinic Lou Ruvo Center for Brain Health and he has dedicated his entire career to finding a cure for Alzheimer’s and other age-related neurodegenerative diseases. Dr. Sabbagh earned his undergraduate degree from the University of California-Berkeley and his medical degree from the University of Arizona in Tucson. Dr. Sabbagh received his residency training in neurology at Baylor College of Medicine and completed his fellowship training in geriatric neurology and dementia under renowned AD experts, Leon Thal, M.D., and Robert Katzman, M.D., at the University of California, San Diego School of Medicine. Dr. Sabbagh is a board-certified neurologist and geriatric neurologist. Dr. Sabbagh is a leading investigator for many prominent national Alzheimer’s prevention and treatment trials, including Alzheimer immunotherapy studies.

Lee Jen Wei, PhD, is a tenured Professor of Biostatistics at Harvard University since 1991. He was the co-director of the Bioinformatics Core at the Harvard School of Public Health. Dr. Wei obtained his B.S. in mathematics from Fu-Jen University (Taiwan) and his PhD in statistics from the University of Wisconsin — Madison. Dr. Wei has published many papers on monitoring drug and device safety and related topics. The resulting procedures have been utilized for various drug and device regulatory evaluations involving safety issues. His extensive experience in quantitative science for making inferences about the drug and device safety is readily applicable to the general industry product safety issues.

Competition

We compete with many companies, research institutes, hospitals, governments and universities that are working to develop products and processes to treat AD. Many of these entities have substantially greater financial, technical, manufacturing, marketing, distribution and other resources than we do. However, there has been a dearth of new product introductions in the last 20 years for the treatment of AD symptoms in patients who begin exhibiting the memory and cognitive disorders associated with the disease. All of the products introduced to date for the treatment of AD have yielded negative or marginal results with little effect on the progression of AD and no improvement in the memory or cognitive performance of the patients receiving these therapies. We believe we are the only company currently pursuing PKCε activation (with consequent prevention of neuronal death and induction synaptic network growth) as a mechanism to treat AD and neurodegenerative disease. Although we believe that we have no direct competitors working in this same field at the present time, we cannot provide assurance that our competitors will not discover compounds or processes that may be competitive with our products and introduce such products or processes before us.

Employees and Human Capital Resources

As of the date of this Annual Report, we have four full-time personnel, including two of our three executive officers and two employees who were primarily engaged in research and development activities. We also have one full-time and two part-time consultants. None of our employees are represented by a labor union or covered by a collective bargaining agreement.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and new employees, advisors and consultants. The principal purpose of our 2020 Equity Incentive Plan is to attract, retain and reward personnel through the granting of stock-based compensation awards, in order to increase the stockholder value and the success of our company by motivating such individuals to perform to the best of their abilities and achieve our objectives.

Legal Proceedings

There are no legal proceedings against the Company and the Company is unaware of any such proceedings contemplated against it.

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

Risk Factor Summary

We are providing the following summary of the risk factors contained in this Annual Report to enhance the readability and accessibility of our risk factor disclosures. We encourage you to carefully review the full risk factors contained in this Annual Report in their entirety for additional information regarding the material.

•	If we continue to execute our current development strategy, we will need additional financing to fund our operations in the future. If we are unable to obtain additional financing on acceptable terms, we will need to curtail or cease our development plans and operations.

•	Our ongoing viability as a company depends on our ability to successfully develop and commercialize our licensed technology. If the CRE License were terminated, we may be required to cease operations.

•	We rely on independent third-party contract research organizations to perform clinical and non-clinical studies of our drug candidate and to perform other research and development services.

•	We have relied on the representations and materials provided by CRE, including scientific, peer-reviewed and non-peer reviewed publications, abstracts, slides, internal documents, verbal communications, patents and related patent filings, with respect to the results of its research related to our proposed products.

•	We have a limited operating history upon which investors can evaluate our future prospects.

•	The commencement and completion of clinical trials can be delayed or prevented for a number of reasons, including, but not limited to, reasons related to the business, the economy and industry and government regulations.

•	We have not generated any revenues since our inception and we do not expect to generate revenue for the foreseeable future. If we do not generate revenues and achieve profitability, we will likely need to curtail or cease our development plans and operations.

•	Our commercial success will depend, in part, on our ability, and the ability of our licensors, to obtain and maintain patent protection. Our licensors’ failure to obtain and maintain patent protection for our products may have a material adverse effect on our business.

•	Our licensed patented technologies may infringe on other patents, which may expose us to costly litigation.

•	We are dependent on Dr. Alan Tuchman, M.D., our Chief Executive Officer, for the successful execution of our business plan. The loss of Dr. Tuchman or other key members of our management team could have a material adverse effect on our business prospects.

•	We may not be able to protect our trade secrets and other unpatented proprietary technologies, which could give our competitors an advantage over us.

•	If we are unable to hire additional qualified personnel, our business prospects may suffer.

•	We are partly dependent upon the NCI to supply bryostatin for our clinical trials.

•	We expect to rely on third parties to manufacture our proposed products and, as a result, we may not be able to control our product development or commercialization.

•	We may rely on third parties for marketing and sales and our revenue prospects may depend on their efforts.

•	If our products are not accepted by patients, the medical community or health insurance companies, our business prospects will suffer.

•	The branded prescription segment of the pharmaceutical industry in which we operate is competitive, and we are particularly subject to the risks of such competition.

•	Our business will expose us to potential product liability risks, which could result in significant product liability exposure.

•	A successful liability claim, such as a clinical trial liability claim, against us could have a material adverse effect on our financial condition even with such insurance coverage.

•	Disruptions in federal government operations or extended government shutdowns may negatively impact our business.

•	Our business and operations would suffer in the event of computer system failures.

•	A pandemic, epidemic, or outbreak of an infectious disease, such as COVID-19 may materially and adversely affect our business and our financial results.

•	We or Neurotrope may fail to perform under the transaction agreements that were executed as part of the Spin-Off..

•	Failure to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could materially and adversely affect us.

•	In connection with our separation from Neurotrope, we have agreed to indemnify Neurotrope for certain liabilities which could negatively impact our financial positions.

•	There can be no assurance of a liquid public trading market for our Common Stock or whether investors will be able to readily be able to sell their shares of Common Stock.

•	In the event an active trading market develops for our Common Stock, the market price may, from time-to-time, be volatile. Volatility in the price of our Common Stock could lead to losses by investors and costly securities litigation.

•	If our shares of Common Stock become subject to the penny stock rules, it would become more difficult to trade our shares.

•	A significant number of our shares of Common Stock are or will be eligible for future sale, which may cause the market price for our Common Stock to decline.

•	We do not expect to pay any cash dividends for the foreseeable future.

•	Provisions in our certificate of incorporation, our bylaws or Delaware law might discourage, delay or prevent a change in control of our company or changes in our management and, therefore, depress the trading price of our Common Stock.

•	Neurotrope identified material weaknesses in its internal control over financial reporting, and because we adopted substantially the same procedures as Neurotrope, we have the same weaknesses that could negatively impact on our ability to report our results of operations and financial condition accurately and in a timely manner.

•	You may experience dilution of your ownership interests because of the future issuance of additional shares of our Common Stock. Further, we may obtain additional capital through the issuance of preferred stock, which may limit your rights as a holder of our Common Stock.

•	We are an “emerging growth company,” and the reduced disclosure requirements applicable to emerging growth companies may make our common stock less attractive to investors.

Risks Related to Our Business and Financial Condition

If we continue to execute our current development strategy, we will need additional financing to fund our operations in the future. If we are unable to obtain additional financing on acceptable terms, we will need to curtail or cease our development plans and operations.

As of March 19, 2021, we had approximately $15 million of available cash and cash equivalents plus funds not yet received from the NIH or approximately $1.7 million. Our cash position is expected to be sufficient for at least the next 12 months, including the remaining costs of our current Phase 2 clinical trial, from the date hereof as we continue to determine how to proceed with the current development programs. While we anticipate our current cash resources on hand will be sufficient to sustain operations and to fund our current, follow-on clinical trial, we do not have sufficient capital to complete such planned follow-on or all necessary clinical trials in order to have a product approvable for commercial sale. As a result, we will need to raise additional capital and/or obtain a strategic partner to facilitate our development program and bringing a product to market.

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

Our rights to develop, commercialize and sell certain of our proposed products, including bryostatin, is, in part, dependent upon the Amended and Restated Technology License and Services Agreement by and between us, CRE and NRV II, LLC, dated February 4, 2015 (“CRE License”). CRE has the right to terminate this agreement after 30 days prior notice in certain circumstances, including if we were to materially breach any provisions of the agreement after a 60-day cure period for breaches that are capable of being cured, in the event of certain bankruptcy or insolvency proceedings. Additionally, the CRE License provides that the license may not be assigned, including by means of a change of control of the Company, or sublicensed without the consent of CRE. If the CRE License were terminated, we would lose rights to a substantial portion of the intellectual property currently being developed by us and no longer have the rights to develop, commercialize and sell some of our proposed products. As a result, we may be required to cease operations under such circumstance.

We rely on independent third-party contract research organizations to perform clinical and non-clinical studies of our drug candidate and to perform other research and development services.

The CRE License requires us to use CRE to provide research and development services and other scientific assistance and support services, including clinical trials, under certain conditions. The CRE License limits our ability to make certain decisions, including those relating to our drug candidate, without CRE’s consent. Under certain conditions, we may, however, also rely on independent third-party contract research organizations (“CROs”), to perform clinical and non-clinical studies of our drug candidate. We have previously entered into services agreements with WCT relating to our clinical trials of bryostatin. Many important aspects of the services that may be performed for us by CROs are out of our direct control. If there were to be any dispute or disruption in our relationship with such CROs, including WCT, the development of our drug candidate may be delayed. Moreover, in our regulatory submissions, we would expect to rely on the quality and validity of the clinical work performed by our CROs. If any of our CROs’ processes, methodologies or results were determined to be invalid or inadequate, our own clinical data and results and related regulatory approvals could be materially adversely impacted.

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

Our drug product, bryostatin, is in an early development stage and we are subject to all of the risks inherent in the establishment of a new business enterprise. While development of our product candidates was started in 1999 by BRNI (now known as CRE), we were incorporated on October 31, 2012 and on that same date entered into the Technology License and Services Agreement with CRE and NRV II, LLC for the continuing development and commercialization of our product candidates. Our proposed products are currently in the research and development stage and we have not generated any revenues, nor do we expect our products to generate revenues for the near term, if ever. As a result, any investment in our securities must be evaluated in light of the potential problems, delays, uncertainties and complications encountered in connection with a newly established pharmaceutical development business. The risks include, but are not limited to, the possibilities that any or all of our potential products will be found to be unsafe, ineffective or, that the products once developed, although effective, are not economical to market; that our competitors hold proprietary rights that preclude us from marketing such products; that our competitors market a superior or equivalent product; or the failure to receive necessary regulatory clearances for our proposed products. To achieve profitable operations, we must successfully develop, obtain regulatory approval for, introduce and successfully market, sell or license at a profit, product candidates that are currently in the research and development phase. We only have one product candidate in clinical development, i.e., bryostatin to treat AD. Much of the clinical development work and testing for our product candidates remains to be completed. No assurance can be given that our research and development efforts will be successful, that required regulatory approvals will be obtained, that any of our candidates will be safe and effective, that any products, if developed and introduced, will be successfully marketed, sold or licensed or achieve market acceptance or that products will be marketed at prices necessary to generate profits. Failure to successfully develop, obtain regulatory approvals for, or introduce and market, sell or license our products would have material adverse effects on our business prospects, financial condition and results of operations.

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

On September 9, 2019, Neurotrope issued a press release announcing that the confirmatory Phase 2 study of Bryostatin-1 in moderate to severe AD did not achieve statistical significance on the primary endpoint. On January 22, 2020, Neurotrope reported additional analysis in connection with the confirmatory Phase 2 clinical trial. In connection with the additional analysis, Neurotrope also announced the award of up to $2.7 million from the National Institutes of Health to support an additional Phase 2 clinical study focused on the moderate stratum for which we saw improvement in the 203 study. We initiated an additional follow on Phase 2 clinical trial during the third quarter of 2020. We are planning to meet with the FDA to present the totality of the clinical data for Bryostatin-1. We are continuing to determine how to proceed with respect to our current development programs for Bryostatin-1. Drug development is a long, expensive and uncertain process, and delay or failure can occur at any stage of any of our clinical trials. Clinical trials can be delayed or prevented for a number of reasons, including:

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

On May 1, 2017, we reported topline results from our Phase 2 clinical trial of bryostatin for the treatment of moderate to severe AD. In January 2018, we reported the secondary analysis of data from the Phase 2 clinical trial. Further, on September 9, 2019, we reported topline results from our confirmatory Phase 2 clinical trial. On January 22, 2020, we reported additional analysis in connection with the confirmatory Phase 2 clinical trial. On October 6, 2020, the Company announced that its first patient was dosed in its ongoing, long-term Phase 2 study of Bryostatin-1 for the treatment of AD. Further analyses of the Phase 2 data and confirmatory Phase 2 data may lead to different interpretations of the respective data than the analyses conducted to date and/or may identify important implications of the Phase 2 data and Phase 2 confirmatory data, respectively, that are not currently known. Clinical trial data are subject to differing interpretations, and regulatory agencies, medical and scientific experts and others may not share our views of the data. There can be no assurance that the clinical program for Bryostatin-1 will be successful in demonstrating safety and/or efficacy, that we will not encounter problems or delays in clinical development, or that Bryostatin-1 will ever receive regulatory approval or be successfully commercialized.

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

We are highly dependent on Dr. Tuchman, our Chief Executive Officer. We are dependent on Dr. Tuchman’s and our directors’ networks of contacts and experience to recruit key talent to the Company. We do not have key-man insurance on any of our officers. Loss of the services of Dr. Tuchman or other key members of our management team, or of our board of director’s (the “Board”) ability to identify and hire key talent, could have a material adverse effect on our business prospects, financial condition and results of operations.

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

CRE has entered into a material transfer agreement with the National Cancer Institute of the National Institutes of Health (“NCI”), pursuant to which the NCI has agreed to supply bryostatin required for our pre-clinical research and clinical trials. This agreement does not provide for a sufficient amount of bryostatin to support the completion of our clinical trials that we are required to conduct in order to seek FDA approval of bryostatin for the treatment of AD. Therefore, CRE or we will have to enter into one or more subsequent agreements with the NCI for the supply of additional amounts of bryostatin. If CRE or we are unable to secure such additional agreements or if the NCI otherwise discontinues for any reason supplying us with bryostatin, then we would have to either secure another source of bryostatin or discontinue our efforts to develop and commercialize bryostatin for the treatment of AD. In the interest of mitigating this risk, we have entered into license agreements with Stanford for the development of bryostatin structural derivatives known as “bryologs” and an accelerated synthesis of Bryostatin-1 as alternative potential sources of bryostatin. In addition, we entered into the Supply Agreement with BryoLogyx on June 9, 2020, pursuant to which BryoLogyx agreed to serve as our exclusive supplier of synthetic Bryostatin-1. There can be no assurance that we will be able to secure future bryostatin supplies from any source on commercially reasonable terms, if at all.

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

We are closely monitoring the potential impact of the coronavirus outbreak, and the associated restrictions on travel and work that have been implemented, on our business and clinical trials. The extent to which the coronavirus impacts us will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others. At present, we are not experiencing significant impact or delays from COVID-19 on our business and operations. However, in order to prioritize patient health and that of the investigators at clinical trial sites, we will monitor enrollment of new patients in our Phase 2 clinical trial of Bryostatin-1 for the treatment of patients with Alzheimer’s disease. Although we have not experienced any significant delays to date, it is possible that the coronavirus outbreak may delay enrollment in our planned or ongoing clinical trials due to prioritization of hospital resources toward the outbreak, the protection of the health of patients and investigators at the clinical trial sites, and restrictions on work and travel. In addition, some patients may be unwilling to enroll in our trials or be unable to comply with clinical trial protocols if quarantines or travel restrictions impede patient movement or interrupt healthcare services. These and other factors outside of our control could delay our ability to conduct clinical trials or release clinical trial results. Over the coming weeks and months, we will continue to monitor carefully the situation with respect to each of our clinical trials and follow guidance from local and federal health authorities.

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

We cannot presently predict the extent to which current or future business shutdowns and disruptions may impact or limit our ability or the ability of any of the third parties with which we engage to conduct business in the manner and on the timelines presently planned. Any such impacts or limitations could have a material adverse impact on our business and our results of operation and financial condition. While the potential economic impact brought by and the duration of the coronavirus outbreak may be difficult to assess or predict, a widespread pandemic could result in significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect our business and the value of our common stock, par value $0.0001 per share (the “Common Stock”).

We may fail to perform under the transaction agreements that were executed as part of the Spin-Off.

In connection with the Spin-Off and prior to the Distribution, we and Neurotrope entered into a Separation Agreement and a Tax Matters Agreement. The Separation Agreement and the Tax Matters Agreement determines the allocation of assets and liabilities between the companies following the Spin-Off for those respective areas and includes indemnifications related to liabilities and obligations. Pursuant to the Separation Agreement, we have an ongoing obligation to pay 50% of the severance that is owed to Charles Ryan, Neurotrope’s former Chief Executive Officer, pursuant to his separation agreement dated December 7, 2020. If we are unable to satisfy our obligations under these agreements, including the indemnification obligations, we could incur operational difficulties or losses.

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

We identified material weaknesses in its internal control over financial reporting. We have kept the same finance and internal controls function in place as at Neurotrope. Matters affecting our internal controls may cause us to be unable to report our financial information on a timely basis or may cause us to restate previously issued financial information, and thereby subject us to adverse regulatory consequences, including sanctions or investigations by the SEC, or violations of applicable stock exchange listing rules. There could also be a negative reaction in the financial markets due to a loss of investor confidence in our company and the reliability of our financial statements. Confidence in the reliability of our financial statements is also likely to suffer if we or our independent registered public accounting firm reports a material weakness in our internal control over financial reporting. This could have a material and adverse effect on us by, for example, leading to a decline in our share price and impairing our ability to raise additional capital.

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

Risks Relating to our Common Stock and the Securities Market

There can be no assurance of a liquid public trading market for our Common Stock or whether investors will be able to readily be able to sell their shares of Common Stock.

At present, our Common Stock is subject to quotation on the OTCQB market under the symbol “SNPX”. There is only a limited, liquid public trading market for our Common Stock and there can be no assurance that a more liquid market will ever develop or be sustained. Market liquidity will depend on the perception of our business and any steps that our management might take to bring public awareness of our business to the investing public within the parameters of the federal securities laws. There can be given no assurance that there will be any awareness generated or sustained. Consequently, investors may not be able to liquidate their investment or liquidate it at a price paid by investors equal to or greater than their initial investment in our Common Stock. As a result, holders of our Common Stock may not find purchasers for their shares should they to decide to sell the Common Stock held by them at any particular time if ever. Consequently, our Common Stock should be purchased only by investors who have no immediate need for liquidity in their investment and who can hold our Common Stock, possibly for a prolonged period of time.

In the event an active trading market develops for our Common Stock, the market price may, from time-to-time, be volatile.

In the event an active trading market develops for our Common Stock, the market price of our Common Stock may be highly volatile, as is the market for securities subject to quotation on OTC Markets in particular. Some of the factors that may materially affect the market price of our Common Stock are beyond our control, such as changes in conditions or trends in the industry in which we operate, general market and economic conditions in the United States and world-wide as well as the number of our shares of Common Stock being purchased and sold at any particular time. These factors may materially adversely affect the market price of our Common Stock, regardless of our historic business performance or future prospects. In addition, the public stock markets have experienced and may be expected to experience extreme price and trading volume volatility. This volatility has significantly affected the market prices of securities of many companies for reasons frequently unrelated to their operating performance. These market fluctuations may adversely affect the market price of our Common Stock.

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

As of December 31, 2020, we had an aggregate of approximately 5,030,316 shares of Common Stock outstanding. All of those shares are freely tradable without restriction or registration under the Securities Act of 1933, as amended (the “Securities Act”). On January 21, 2021, we entered into Securities Purchase Agreements (the “Purchase Agreement”) with certain accredited investors (the “Purchasers”) to issue (a) an aggregate of 9,335,533 shares of our Common Stock and/or pre-funded warrants to purchase shares of our Common Stock at an exercise price of $0.01 per share (the “Pre-Funded Warrants”), (b) Series E warrants to purchase 9,335,533 shares of Common Stock, with an exercise price of $2.1275 per share (subject to adjustment), for a period of twelve months from the date of an effective registration statement (the “Series E Warrants”) and (c) Series F warrants to purchase up to an aggregate of 9,335,533 shares of Common stock, with an exercise price of $1.725 per share (subject to adjustment), for a period of five years from the date of issuance (the “Series F Warrants” and together with the Series E Warrants, the “Warrants”) at a combined purchase price of $1.50 per share of Common Stock and Warrants. In connection with the Purchase Agreement, we entered into a Registration Rights Agreement with the Purchasers (the “Registration Rights Agreement”) on January 21, 2021. Under the terms of the Registration Rights Agreement, we agreed to register the shares of Common Stock and the shares of Common Stock issuable upon exercise of the Warrants and the Pre-Funded Warrants sold to the Purchasers pursuant to the Purchase Agreement.

We are unable to predict whether large amounts of our Common Stock will be sold in the open market. We are also unable to predict whether a sufficient number of buyers of our Common Stock to meet the demand to sell shares of our Common Stock at attractive prices would exist at that time. It is possible that our stockholders will sell the shares of our Common Stock for various reasons. For example, such stockholders may not believe that our business profile or our level of market capitalization as an independent company fits their investment objectives. The sale of significant amounts of our Common Stock or the perception in the market that this will occur may lower the market price of our Common Stock.

If securities or industry analysts do not publish research or publish misleading or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our Common Stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. We do not currently have and may never obtain research coverage for our Common Stock. If there is no research coverage of our Common Stock, the trading price for shares of our Common Stock may be negatively impacted. If we obtain research coverage for our Common Stock and if one or more of the analysts downgrades our stock or publishes misleading or unfavorable research about our business, our stock price would likely decline. If one or more analyst ceases coverage of our Common Stock or fails to publish reports on us regularly, demand for our Common Stock could decrease, which could cause our Common Stock price or trading volume to decline.

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

We identified material weaknesses in our internal control over financial reporting, we could experience a negative impact on our ability to report our results of operations and financial condition accurately and in a timely manner.

As required by Section 404 of the Sarbanes-Oxley Act, management conducted an evaluation of the effectiveness of its internal control over financial reporting at December 31, 2019. We identified a number of material weaknesses in its internal control over financial reporting and concluded that, as of December 31, 2019, it did not maintain effective control over financial reporting based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Each of our material weaknesses results in more than a remote likelihood that a material misstatement of the annual or interim financial statements that it prepares will not be prevented or detected. As a result, we must perform extensive additional work to obtain reasonable assurance regarding the reliability of its financial statements.

Because we have adopted substantially the same procedures used by Neurotrope in our internal control over financial reporting, the same material weaknesses continue to exist and we may experience negative impacts on our ability to accurately report our results of operation and financial condition in a timely manner. If we do not successfully remediate these material weaknesses, fail to update our internal control over financial reporting as our business evolves or to integrate acquired businesses into our controls system, or if additional material weaknesses are found in the future we may not be able to timely or accurately report our financial condition, results of operations or cash flows or to maintain effective disclosure controls and procedures. If we are unable to report financial information in a timely and accurate manner or to maintain effective disclosure controls and procedures, we could be subject to, among other things, regulatory or enforcement actions by the SEC, an inability for us to be accepted for listing on any national securities exchange in the near future, securities litigation and a general loss of investor confidence, any one of which could adversely affect our business prospects and the market value of our Common Stock. Further, there are inherent limitations to the effectiveness of any system of controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. We could face additional litigation exposure and a greater likelihood of an SEC enforcement or other regulatory action if further restatements were to occur or other accounting-related problems emerge.

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

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Our principal executive offices are currently located at 1185 Avenue of the Americas, 3rd Floor, New York, New York 10036, where we lease approximately 600 square feet of general office space for a total cost of approximately $4,100 per month. The lease for this office space expires on June 30, 2021 and is renewable for successive one year terms. We believe that our facilities are suitable and adequate for our needs for the foreseeable future.

Item 3.	Legal Proceedings.

There are no legal proceedings against the Company and the Company is unaware of any such proceedings contemplated against it.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders

Our Common Stock is listed on the OTCQB market of the OTC Markets Group, Inc. (the “OTCQB”) under the symbol “SNPX.” On March 19, 2021, the last reported sale price of our Common Stock was $2.18 per share.

As of March 19, 2021, we had 14,032,516 shares of our Common Stock issued and outstanding held by approximately 320 stockholders of record, based on information provided by our transfer agent. To date, we have not paid dividends on our Common Stock.

Unregistered Sales of Securities

Since January 1, 2018, we have issued the following unregistered securities:

2021 PIPE Financing

On January 25, 2021, we entered into Securities Purchase Agreements with certain accredited investors to issue (a) an aggregate of 9,335,533 shares of our Common Stock and/or pre-funded warrants to purchase shares of our Common Stock at an exercise price of $0.01 per share (the “Pre-Funded Warrants”), (b) Series E warrants to purchase 9,335,533 shares of Common Stock, with an exercise price of $2.1275 per share (subject to adjustment), for a period of twelve months from the date of an effective registration statement (the “Series E Warrants”) and (c) Series F warrants to purchase up to an aggregate of 9,335,533 shares of Common stock, with an exercise price of $1.725 per share (subject to adjustment), for a period of five years from the date of issuance (the “Series F Warrants” and together with the Series E Warrants, the “Warrants”) at a combined purchase price of $1.50 per share of Common Stock and Warrants (the “Offering”). The Company received aggregate gross proceeds of approximately $14,000,000 in the Offering.

In connection with the Offering, pursuant to an Engagement Letter, dated January 21, 2021 (the “Engagement Letter”), between us and Katalyst Securities LLC (“Katalyst”) and a Placement Agency Agreement, dated January 21, 2021 (the “Placement Agreement” and, together with the Engagement Letter, the “Placement Agent Agreements”), between us and GP Nurmenkari Inc. (“GPN” and, together with Katalyst, the “Placement Agents”), we agreed to issue the Placement Agents as compensation warrants to purchase 933,533 shares of Common Stock with an exercise price of $1.725 per share and a five-year term.

The foregoing transaction did not involve any underwriters or any public offering. The sale of the above securities was deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act (and Regulation D promulgated thereunder) or Rule 701 promulgated under Section 3(b) of the Securities Act as transactions by an issuer not involving any public offering. The recipients of the securities in the transaction represented their intentions to acquire the securities for investment only and not with a view to, or for sale in connection with, any distribution thereof, and appropriate legends were affixed to the securities issued in these transactions. All recipients received or had, through their relationships with us, adequate access to information about us.

Issuer Purchases of Equity Securities

None.

Item 6.	Selected Financial Data.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act, and are not required to provide the information required under this item.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Explanatory Note

On May 17, 2020, Neurotrope, Inc. (Neurotrope or Parent) announced plans for the complete legal and structural separation of us from Neurotrope, also known as the Spin-Off. Under the Separation and Distribution Agreement, Neurotrope planned to distribute all of its equity interest in us to Neurotrope’s stockholders. Following the Spin-Off, Neurotrope would not own any equity interest in us, and we would operate independently from Neurotrope. Neurotrope Bioscience, Inc. was a wholly-owned subsidiary of Neurotrope prior to the completion of the Spin-Off on December 7, 2020 (see below for description of Spin-Off). Neurotrope Bioscience, Inc. represented substantially all the business of Neurotrope.

On December 6, 2020, Neurotrope approved the final distribution ratio and holders of record of Neurotrope common stock, Neurotrope preferred stock and certain warrants as of November 30, 2020 received a pro rata distribution at the rate of (i) one share of our Common Stock for every five shares of Neurotrope common stock held, (ii) one share of our Common Stock for every five shares of Neurotrope common stock issuable upon conversion of Neurotrope preferred stock held and (iii) one share of our Common Stock for every five shares of Neurotrope common stock issuable upon exercise of certain Neurotrope warrants held that were entitled to participate in the Spin-Off pursuant to the terms thereof.

Basis of Presentation

The audited financial statements for the fiscal years and quarters ended December 31, 2020 and 2019 include a summary of our significant accounting policies and should be read in conjunction with the discussion below and our financial statements and related notes included elsewhere in this annual report. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included in the financial statements. All such adjustments are of a normal recurring nature.

Subsequent to the Spin-Off, the Company’s financial statements as of December 31, 2020 and for the period December 7, 2020 to December 30, 2020 are presented on a consolidated basis as the Company became a standalone public company on December 7, 2020. The Company’s combined financial statements as of December 31, 2019 and for the year ended December 31, 2019 as well as the period from January 1, 2020 through December 6, 2020 that is included in the results of operations for the year ended December 31, 2020 were derived from the consolidated financial statements and accounting records of Neurotrope, the former Parent. These combined financial statements reflect the historical results of operations, financial position and cash flows of the former Parent’s Spin-Off business which was a wholly owned subsidiary of Neurotrope. Neurotrope Bioscience, Inc. represented substantially all the business of Neurotrope. As a result, the historical financial statements of Synaptogenix are virtually identical to those of Neurotrope, other than capitalization.

Overview

We are a biopharmaceutical company with product candidates in pre-clinical and clinical development. We began operations in October 2012. We are principally focused on developing a product platform based upon a drug candidate called bryostatin for the treatment of Alzheimer’s disease, which is in the clinical testing stage. We are also evaluating bryostatin for other neurodegenerative or cognitive diseases and dysfunctions, such as Fragile X syndrome, Multiple Sclerosis, and Niemann-Pick Type C disease, which have undergone pre-clinical testing.

Neurotrope had been a party to a technology license and services agreement with the original Blanchette Rockefeller Neurosciences Institute (which has been known as Cognitive Research Enterprises, Inc. since October 2016), and its affiliate NRV II, LLC, which we collectively refer to herein as “CRE,” pursuant to which we now have an exclusive non-transferable license to certain patents and technologies required to develop our proposed products. We were formed for the primary purpose of commercializing the technologies initially developed by BRNI for therapeutic applications for AD or other cognitive dysfunctions. These technologies have been under development by BRNI since 1999 and, until March 2013, had been financed through funding from a variety of non-investor sources (which include not-for-profit foundations, the NIH, which is part of the U.S. Department of Health and Human Services, and individual philanthropists). From March 2013 forward, development of the licensed technology has been funded principally through us in collaboration with CRE.

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

As a condition to the Mergers, Neurotrope approved the Spin-Off, which became effective on December 7, 2020, whereby (i) any cash in excess of $20,000,000, subject to adjustment as provided in the Merger Agreement, and all of the operating assets and liabilities of Neurotrope not retained by Neurotrope in connection with the Mergers were contributed to Neurotrope Bioscience, Inc. (now known as Synaptogenix, Inc.), and (ii) holders of record of Neurotrope common stock, Neurotrope preferred stock and certain warrants as of the Spin-Off Record Date received a pro rata distribution at the rate of (i) one share of our Common Stock for every five shares of Neurotrope common stock held, (ii) one share of our Common Stock for every five shares of Neurotrope common stock issuable upon conversion of Neurotrope preferred stock held and (iii) one share of our Common Stock for every five shares of Neurotrope common stock issuable upon exercise of certain Neurotrope warrants held that were entitled to participate in the Spin-Off pursuant to the terms thereof (collectively, the “Distribution”). Any fractional shares were paid in cash.

In addition, in connection with the Spin-Off, the holders of Neurotrope’s amended and restated warrants to purchase shares of Neurotrope common stock (the “A&R Warrants”) received warrants to purchase shares of our Common Stock at the ratio of one share of our Common Stock for every five shares of Neurotrope common stock issuable upon exercise of such A&R Warrants held as of the Spin-Off Record Date (collectively, the “Spin-Off Warrants”).

On December 6, 2020, we entered into the Separation and Distribution Agreement with Neurotrope that sets forth our agreements with Neurotrope regarding the principal transactions necessary to separate us from Neurotrope, including: (i) the contribution of cash in excess of $20,000,000, as adjusted pursuant to the Merger Agreement, and all of the operating assets and liabilities not retained by Neurotrope in connection with the Merger to us and (ii) the Distribution. The Separation and Distribution Agreement also sets forth the other provisions that govern certain aspects of Neurotrope’s relationship with us after the completion of the Spin-Off and provides for the allocation of assets, liabilities and obligations between us and Neurotrope in connection with the Spin-Off.

On December 6, 2020, we entered into a Tax Matters Agreement with Neurotrope (the “Tax Matters Agreement”) that generally governs the parties’ respective rights, responsibilities and obligations after the Spin-Off with respect to taxes. Under the Tax Matters Agreement, Neurotrope will be liable for and shall indemnify us from all taxes of Neurotrope for any taxable period and any transfer taxes for which Neurotrope is responsible as a result of the Spin-Off. We will be liable for and shall indemnify Neurotrope from (i) all taxes, other than transfer taxes of Neurotrope for any pre-Spin-Off tax period to the extent they are attributable to us (ii) all taxes, other than transfer taxes, of us for any taxable period other than a pre-Spin-Off tax period, (iii) from all taxes, other than transfer taxes, of Neurotrope related to the recapture of any “dual consolidated loss” and (iv) any transfer taxes for which it is responsible as a result of the Spin-Off.

On December 7, 2020, we filed an amended and restated certificate of incorporation which, among other things, changed our name to Synaptogenix, Inc. Our Common Stock is quoted on the OTCQB market of the OTC Markets Group, Inc. under the symbol “SNPX”.

January 2021 Private Placement

On January 21, 2021, we entered into Securities Purchase Agreements (the “Purchase Agreement”) with certain accredited investors (the “Purchasers”) to issue (a) an aggregate of 9,335,533 shares of our Common stock and/or Pre-Funded Warrants to purchase shares of Common Stock, (b) Series E Warrants to purchase 9,335,533 shares of Common Stock, with an exercise price of $2.1275 per share (subject to adjustment), for a period of twelve months from the date of an effective registration statement and (c) Series F Warrants to purchase up to an aggregate of 9,335,533 shares of Common Stock, with an exercise price of $1.725 per share (subject to adjustment), for a period of five years from the date of issuance at a combined purchase price of $1.50 per share of Common Stock and Warrants (the “Offering”). We received total gross proceeds of approximately $14,000,000 in Offering.

In connection with the Purchase Agreement, we entered into a Registration Rights Agreement with the Purchasers (the “Registration Rights Agreement”) on January 21, 2021. Under the terms of the Registration Rights Agreement, we agreed to register the shares of Common Stock and the shares of Common Stock issuable upon exercise of the Warrants and the Pre-Funded Warrants sold to the Purchasers pursuant to the Purchase Agreement. We are required to file a registration statement for the resale of such securities within 30 days following the closing date and to use its commercially reasonable efforts to cause each such registration statement to be declared effective no later than the earlier of (i) 120 days following the closing date (or 150 days following the closing date if the Securities and Exchange Commission causes a delay) and (ii) the fifth business day after we are notified that the registration statement will not be further reviewed. We may incur liquidated damages if we do not meet certain deadlines with respect to our registration obligations under the Registration Rights Agreement or if certain other events occur. We also agreed to other customary obligations regarding registration, including indemnification and maintenance of the effectiveness of the registration statement.

In connection with the Offering, we paid our Placement Agents (i) a cash fee equal to ten percent (10%) of the gross proceeds from any sale of securities in the Offering sold to Purchasers introduced by the Placement Agent and (ii) warrants to purchase shares of Common Stock equal to ten percent (10%) of the number of shares of Common Stock sold to Purchasers introduced by the Placement Agent, with an exercise price of $1.725 per share and a five-year term.

Results of Most Recent Confirmatory Phase 2 Clinical Trial

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

The confirmatory Phase 2 multicenter trial was designed to assess the safety and efficacy of Bryostatin-1 as a treatment for cognitive deficits in patients with moderate to severe AD — defined as a MMSE-2 score of 4-15 – who are not currently taking memantine. Patients were randomized 1:1 to be treated with either Bryostatin-1 20μg or placebo, receiving 7 doses over 12 weeks. Patients on memantine, an NMDA receptor antagonist, were excluded unless they had been discontinued from memantine treatment for a 30-day washout period prior to study enrollment. The primary efficacy endpoint was the change in the SIB score between the baseline and week 13. Secondary endpoints included repeated SIB changes from baseline SIB at weeks 5, 9, 13 and 15.

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

On July 23, 2020, we entered into the 2020 Services Agreement with WCT. The 2020 Services Agreement relates to services for our Phase 2 clinical study assessing the safety, tolerability and long-term efficacy of bryostatin in the treatment of moderately severe AD subjects not receiving memantine treatment.  The total estimated budget for the services, including pass-through costs, is approximately $9.8 million. As previously disclosed on January 22, 2020, we have received a $2.7 million award from the NIH, which award will be used to support the 2020 Study, resulting in an estimated net budgeted cost of the 2020 Study to us of $7.1 million. In connection with the entry into the Letter of Intent and 2020 Services Agreement, Synaptogenix paid the following advance payments: (i) services fees of approximately $943,000; (ii) pass-through expenses of approximately $266,000; and (iii) investigator/institute fees of approximately $314,000.

As of December 31, 2020, we incurred approximately $1.9 million of expenses associated with services provided by WCT. Of those amounts, approximately $862,000 was paid utilizing prepayments on deposit with WCT (which totaled approximately $1.5 million as detailed above), leaving a balance in prepaid expenses of approximately $0.6 million. In addition, we reflected an offset to these expenses of approximately $975,000 of amounts received and receivable from the NIH. As of February 18, 2021, the NIH, pursuant to the $2.7 million award (noted above), has reimbursed us approximately $975,000 for expenses incurred during the third and fourth quarters of 2020. See Note 1 - Organization, Nature of Business, and Liquidity and Note 5 - Commitments in the notes to the condensed financial statements contained within this Quarterly Report.

Other Development Projects

To the extent resources permit, we may pursue development of selected technology platforms with indications related to the treatment of various disorders, including neurodegenerative disorders such as AD, based on our currently licensed technology and/or technologies available from third party licensors or collaborators.

For example, we have entered into a CRADA with NCI on January 29, 2019 for the research and clinical development of Bryostatin-1. Under the CRADA, we will collaborate with the NCI’s Center for Cancer Research, Pediatric Oncology Branch (“POB”) to develop a Phase 1 clinical trial testing the safety and toxicity of Bryostatin-1 in children and young adults with CD22 + leukemia and B-cell lymphoma. In the growing era of highly effective immunotherapies targeting cell-surface antigens (e.g., CAR-T cell therapy), and the recognition that antigen modulation plays a critical role in evasion of response to immunotherapy, the ability for Bryostatin-1 to upregulate CD22 may serve a synergistic role in enhancing the response to a host of CD22 targeted therapies. Under the CRADA, Bryostatin-1 is expected to be tested in the clinic to evaluate its ability to modulate CD22 in patients with relapsed/refractory CD22+ disease, while evaluating safety, toxicity and overall response. In connection with the Transfer Agreement, we agreed to assign and transfer to BryoLogyx all of our right, title and interest in and to the CRADA, subject to the receipt of NCI’s consent.

Nemours Agreement

On September 5, 2018, we announced a collaboration with Nemours, a premier U.S. children’s hospital, to initiate a clinical trial in children with Fragile X. In addition to the primary objective of safety and tolerability, measurements will be made of working memory, language and other functional aspects such as anxiety, repetitive behavior, executive functioning, and social behavior. As of December 31, 2020, the Company continues to pursue its development of a therapeutic to possibly treat Fragile X thru future clinical trials.

Impact of COVID-19

In January 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus originating in Wuhan, China (the “COVID-19 outbreak”) and the risks to the international community. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. As a result of the COVID-19 pandemic, which continues to rapidly evolve, “shelter in place” orders and other public health guidance measures have been implemented across much of the United States, Europe and Asia, including in the locations of our offices, key vendors and partners. .

We continue to monitor our operations and applicable government recommendations, and we have made modifications to our normal operations because of the COVID-19 pandemic, including requiring most office-based employees to work remotely. Notwithstanding these measures, the COVID-19 pandemic could affect the health and availability of our workforce as well as those of the third parties we rely on taking similar measures. If members of our management and other key personnel in critical functions across our organization are unable to perform their duties or have limited availability due to COVID-19, we may not be able to execute on our business strategy and/or our operations may be negatively impacted. We may also experience limitations in employee resources, including because of sickness of employees or their families or the desire of employees to avoid contact with individuals or large groups of people. In addition, we have experienced and will continue to experience disruptions to our business operations resulting from quarantines, self-isolations and other restrictions on the ability of our employees to perform their jobs.

The Company also faces the ongoing risk that the coronavirus pandemic may slow, for an unforeseeable period, the conduct of the Company’s trial. In order to prioritize patient health and that of the investigators at clinical trial sites, we will monitor enrollment of new patients in our Phase 2 clinical trial of Bryostatin-1 for the treatment of patients with Alzheimer’s disease. In addition, some patients may be unwilling to enroll in our trials or be unable to comply with clinical trial protocols if quarantines or travel restrictions impede patient movement or interrupt healthcare services. These and other factors outside of our control could delay our ability to conduct clinical trials or release clinical trial results. In addition, the effects of the ongoing coronavirus pandemic may also increase non-trial costs such as insurance premiums, increase the demand for and cost of capital, increase loss of work time from key personnel, and negatively impact our key clinical trial vendors and supplier of API. The full extent to which the COVID-19 pandemic impacts the clinical development of Bryostatin-1, the Company’s suppliers and other partners, will depend on future developments that cannot be predicted at this time.

In light of the COVID-19 outbreak, the FDA has issued a number of new guidance documents. Specifically, as a result of the potential effect of the COVID-19 outbreak on many clinical trial programs in the US and globally, the FDA issued guidance concerning potential impacts on clinical trial programs, changes that may be necessary to such programs if they proceed, considerations regarding trial suspensions and discontinuations, the potential need to consult with or make submissions to relevant ethics committees, Institutional Review Board (“IRBs”), and the FDA, the use of alternative drug delivery methods, and considerations with respect the outbreak’s impacts on endpoints, data collection, study procedures, and analysis. Such developments may result in delays in our development of Bryostatin-1.

On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, increased limitations on qualified charitable contributions, and technical corrections to tax depreciation methods for qualified improvement property. The Company evaluated the provisions of the CARES Act and does not anticipate the associated impacts, if any, will have a material effect on the Company’s provision for income taxes.

Results of Operations

Comparison of the years ended December 31, 2020 and 2019

The following table summarizes our results of operations for the years ended December 31, 2020 and 2019:

	Years ended
	December 31,		Dollar
	2020	2019	Change	% Change
Revenue	$—	$—	$—	0%
Operating Expenses:
Research and development expenses	$3,069,034	$5,670,013	$(2,600,979)	(45.9)%
General and administrative expenses – Related party	$28,362	$270,856	$(242,494)	(89.5)%
General and administrative expenses	$8,059,014	$9,572,588	$(1,513,574)	4.3%
Other income (expense), net	$(1,546,787)	$378,707	$(1,925,494)	(508.4)%
Net loss attributable to common shareholders	$15,130,197	$15,123,750	$(4,553)	0.0%

Revenues

We did not generate any revenues for the years ended December 31, 2020 and 2019.

Operating Expenses

Overview

Total operating expenses for the years ended December 31, 2020 were $11,156,410 as compared to $15,513,457 for the year ended December 31, 2019, a decrease of approximately 28%. The decrease in total operating expenses is due primarily to a decrease in research and development expenses and stock-based, non-cash, compensation expenses offset by an increase in our general and administrative expenses.

Research and Development Expenses

For the year ended December 31, 2020, we incurred $3,069,034 in research and development expenses as compared to $5,670,013 for the year ended December 31, 2019. These expenses were incurred pursuant to developing the potential AD therapeutic product, specifically expenses relating to the recently concluded confirmatory Phase 2 clinical trial plus the recently initiated Phase 2 clinical trial for AD. Of these expenses, for the years ended December 31, 2020, $1,884,769 was incurred, which includes an expense offset of $975,066 reimbursed and reimbursable pursuant to our NIH grant ($127,445 was received subsequent to the end of the fourth quarter 2020), principally relating to our confirmatory clinical trial and related storage of drug product, $460,353 for clinical consulting services, $29,698 of amortization of prepaid licensing fees relating to the Stanford and Mount Sinai license agreements, $43,108 for development of alternative drug supply with Stanford University and 651,106 of non-cash stock options compensation expense as compared to, for the year ended December 31, 2019, $3,862,697 was incurred principally relating to our confirmatory clinical trial and related storage of drug product, $622,911 for clinical consulting services, $28,291 of amortization of prepaid licensing fees relating to the Stanford and Mount Sinai license agreements, $27,048 for development of alternative drug supply with Stanford University and 1,129,066 of non-cash stock options compensation expense.

We expect our research and development expenses to substantially increase, in the short term, as our current Phase 2 clinical trial for AD was recently initiated. Other development expenses might increase, as our resources permit, in order to advance our potential products. We are continuing to determine how to proceed with respect to our other current development programs for Bryostatin-1.

General and Administrative Expenses

We incurred related party general and administrative expenses totaling $28,362 for the year ended December 31, 2020 as compared to $270,856 for the year ended December 31, 2019. The decrease is attributable to the resignation of two members of Neurotrope’s board of directors in February 2020, who are affiliates of CRE.

We incurred $8,059,014 and $9,572,588 of general and administrative expenses for the years ended December 31, 2020 and 2019, respectively, a decrease of approximately 15.8%. Of the amounts for the year ended December 31, 2020, as compared to the comparable 2019 period: $1,808,733 was incurred primarily for wages, bonuses, vacation pay, severance, taxes and insurance, versus $2,172,287 for the 2019 comparable period. The decrease is primarily attributable to the hiring of a Chief Operating Officer in 2019 who was terminated in 2020; $2,208,968 was incurred for legal expenses versus $701,433 for the 2019 comparable period. The increase for 2020 is based upon work associated with our strategic alternatives, planning, restructuring and spin-off of Synaptogenix, Inc.; $1,395,849 was incurred for outside operations consulting services, versus $1,771,850 for the 2019 comparable period as, for 2019, we incurred additional investment banking consulting services; $58,499 was incurred for travel expenses, versus $184,749 for the 2019 comparable period, which decrease is primarily attributable to limited travel due to the COVID-19 contagion; $489,833 was incurred for investor relations services versus $1,038,730 for the 2019 comparable period, which additional expenses during 2019 were primarily attributable to non-cash compensation paid to advisors and an increase in our market exposure; $278,577 was incurred for professional fees associated with auditing, financial, accounting and tax advisory services, versus $129,355 for the 2019 comparable period, which additional expenses during the current period were incurred for fees associated with our strategic transactions; $671,292 was incurred for insurance, versus $515,634 for the 2019 comparable period, which increase is primarily attributable to an increase in coverage; $117,994 was incurred for utilities, supplies, license fees, filing costs, rent, advertising and other versus $226,472 for the 2019 comparable period, and 1,029,269 was recorded as non-cash stock options compensation expense versus 2,832,078 for the 2019 comparable period.

Other Income / Expense

We recorded $1,700,000 of other, non-cash expense for the year ended December 31, 2020 as compared to $0 for the year ended December 31, 2019.  The current expense is due to a charge for the amendment of investor warrants (See “Spin-Off from Neurotrope, Inc.” above.)

We earned $153,213 of interest income for the year ended December 31, 2020 as compared to $378,707 for the year ended December 31, 2019 on funds deposited in interest bearing money market accounts.  The decrease is primarily attributable to the decrease in money market interest income rates.

Net loss

We incurred losses of $15,130,197 and $15,134,750 for the years ended December 31, 2020 and 2019, respectively. The decreased loss was primarily attributable to the decrease in net research and development expenses associated with completing our most recent Phase 2 confirmatory clinical trial and a decrease in non-cash stock-based compensation expenses offset by the increase in our general and administrative expenses and one-time charges associated with the amendment of investor warrants and the issuance of Common Stock and Warrants associated with our spin-off totaling approximately $2,427,000.

Financial Condition, Liquidity and Capital Resources

Cash and Working Capital

Since inception, we have incurred negative cash flows from operations. As of December 31, 2020, we had working capital of $5,116,300 as compared to working capital of $17,397,094 as of December 31, 2019. The $12,280,794 decrease in working capital was primarily attributable to providing $20 million to Petros Pharmaceuticals, Inc. pursuant to the merger of Neurotrope and Metuchen which closed on December 1, 2020, our net loss, excluding non-cash compensation and consulting expenses, non-cash warrant amendment expense and depreciation of $8,796,209, plus capital expenditures of $5,413, offset by an increase in cash of approximately $16.5 million as a result of net transfers from our Parent prior to the Spin-Off.

As of December 31, 2020, we had approximately $5.8 million in cash and cash equivalents as compared to $17.4 million at December 31, 2019. The approximately $11.6 million decrease in cash is attributable to transferring approximately $20 million to Petros Pharmaceuticals, Inc. pursuant to the merger of Neurotrope and Metuchen which closed on December 1, 2020, and cash used for operating activities during the year 2020, offset by the aforementioned net transfers from our Parent prior to the Spin-Off.

We expect that our current cash and cash equivalents of approximately $15 million which includes the $12.54 million of net proceeds received under the January 2021 Private Placement and the remaining cash expected to be received from the NIH of approximately $1.7 million, will be sufficient to support our projected operating requirements for at least the next 12 months from the Form 10-K filing date, which would include the continuing development and current Phase 2 clinical trial, of bryostatin, our novel drug targeting the activation of PKC epsilon.

Sources and Uses of Liquidity

Since inception, we have satisfied our operating cash requirements from transfers of cash from Neurotrope, which was raised by Neurotrope through the private placement of equity securities sold principally to outside investors. We expect to continue to incur expenses, resulting in losses and negative cash flows from operations, over at least the next several years as we may continue to develop AD and other therapeutic products. We anticipate that this development may include clinical trials in addition to our current ongoing clinical trial and additional research and development expenditures.

	Years Ended December 31,
	2020	2019
Cash used in operating activities	$8,102,398	$11,886,809
Cash used in investing activities	5,413	5,214
Cash (used in) provided by financing activities	(3,479,172)	419,843

Net Cash Used in Operating Activities

Cash used in operating activities was $8,102,398 for the year ended December 31, 2020, compared to $11,886,809 for the year ended December 31, 2019. The $3,784,411 decrease primarily resulted from the decreased net loss of approximately $2.4 million, which current year loss also included non-cash warrant revaluation expense of $1.7 million and by the increase in payables of approximately $3.3 million, offset by a decrease in non-cash stock-based compensation expenses of approximately $3.3 million and by a decrease in prepaid expenses of approximately $0.3 million, for the year ended December 31, 2020.

Net Cash Used in Investing Activities

Net cash used in investing activities was $5,413 for the year ended December 31, 2020 compared to $5,214 for the year ended December 31, 2019. The cash used in investing activities for both periods was for capital expenditures.

Net Cash Used in Financing Activities

Net cash used in financing activities was $3,479,172 for the year ended December 31, 2020 compared to cash provided by financing activities of $419,843 for the year ended December 31, 2019. The change in net cash used in financing activities from 2019 to 2020 was the result of net transfers from our Parent of approximately $16.5 million offset by transferring approximately $20 million to Petros Pharmaceuticals, Inc. pursuant to the merger of Neurotrope and Metuchen.

As of December 31, 2020, we had approximately $5.8 million in cash, cash equivalents and marketable investment securities. In addition, as mentioned above, we received approximately $16.5 million from net transfers from our Parent, Neurotrope.

We expect that our existing capital resources, including approximately $12.5 million of net proceeds from our January 2021 Offering, will be sufficient to support our projected operating requirements over at least the next 12 months from the Form 10-K filing date, including the potential continued development of bryostatin, our novel drug targeting the activation of PKC epsilon. The future course of our operations and research and development activities will be contingent upon the further analysis of results from our recently completed trial.

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

Off-Balance Sheet Arrangements

We did not engage in any “off-balance sheet arrangements” (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) as of December 31, 2020.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act, and are not required to provide the information required under this item.

Item 8. Financial Statements and Supplementary Data.

Our audited consolidated financial statements as of, and for the years ended December 31, 2020, and December 31, 2019 are included beginning on Page F-1 immediately following the signature page to this report. See Item 15 – “Exhibits and Financial Statement Schedules” for a list of the financial statements included herein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2020. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, because of certain weaknesses in internal control over financial reporting discussed below under “Management’s Report on Internal Control over Financial Reporting,” our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of December 31, 2020, our management, including our Chairman of the Board, principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in the 2013 Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that are considered to be material weaknesses. The matters involving internal controls and procedures that our management considered to be material weaknesses were:

1.	inadequate segregation of duties consistent with control objectives in the areas over certain payroll and banking systems and user access controls; and

2.	ineffective processes over period end financial disclosure and reporting including documentation of GAAP disclosure and reporting reviews supporting the financial reporting process and changes to chart of accounts.

3.	ineffective information technology (IT) general computing controls including lack of risk and design assessments such as IT security policies and procedures, user access, review and assessment of IT controls within third party contracts.

The material weaknesses did not result in any identified misstatements to the consolidated financial statements and there were no changes to previously released financial results.

Management’s Remediation Initiatives

In an effort to remediate identified material weaknesses and other deficiencies and enhance our internal controls, we effected certain measures including additional cash controls, dual-authorization procedures, and other review and approval processes by our management team. The remediation efforts will include the implementation of additional controls to ensure all risks have been addressed. Preparation of a GAAP disclosure checklist with appropriate review procedures to ensure that accounting guidance and disclosure requirements have been addressed. Third party contracts with key service providers will be updated to ensure that all control activities performed are defined as to service levels and appropriate review procedures of these services are implemented. We will, as resources permit, hire additional personnel to allow for segregation of duties.

If we are unsuccessful in implementing our remediation plan, or fail to update our internal control over financial reporting as our business evolves or to integrate acquired businesses into our controls system, if additional material weaknesses are found, we may not be able to timely or accurately report our financial condition, results of operations or cash flows or to maintain effective disclosure controls and procedures. If we are unable to report financial information in a timely and accurate manner or to maintain effective disclosure controls and procedures, we could be subject to, among other things, regulatory or enforcement actions by the SEC, an inability for us to be accepted for listing on any national securities exchange in the near future, securities litigation and a general loss of investor confidence, any one of which could adversely affect our business prospects and the market value of our Common Stock. Further, there are inherent limitations to the effectiveness of any system of controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. We could face additional litigation exposure and a greater likelihood of an SEC enforcement or other regulatory action if further restatements were to occur or other accounting-related problems emerge.

The weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation referred to above that occurred during our last completed fiscal quarter that has materially negatively affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

Matters affecting our internal controls may cause us to be unable to report our financial information on a timely basis or may cause us to restate previously issued financial information, and thereby subject us to adverse regulatory consequences, including sanctions or investigations by the SEC, or violations of applicable stock exchange listing rules.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

The following table lists the names, ages and positions of our executive officers as of March 19, 2021:

Name	Age	Position

Alan Tuchman, M.D.	74	Chief Executive Officer

Robert Weinstein	61	Chief Financial Officer, Secretary and Executive Vice President

Daniel L. Alkon, M.D.	78	President, Chief Scientific Officer

Alan J. Tuchman, M.D. — Chief Executive Officer.   Dr. Tuchman joined Synaptogenix as our Chief Executive Officer in December, 2020. He is also currently Clinical Professor of Neurology at New York Medical College and in the private practice of Neurology in Manhattan. He consults to a number of biotechnology and investment firms. Dr. Tuchman founded and was Managing Director of MedPro Investors LLC from 2011 to 2020. He has served as a partner of Xmark Opportunity Partners and as CEO and then Executive Chairman of Neurophysics, Inc. from 2002 to 2010. Dr. Tuchman served as Senior Vice President and Chief Medical Officer of Oncolytics Biotech Inc. from 2012 to 2017. He was previously the President of the Epilepsy Society of Southern New York as well as Vice Dean for Clinical Affairs at New York Medical College. Dr. Tuchman received his MD degree from the University of Cincinnati, College of Medicine, and completed his Neurology Residency at the Mt. Sinai School of Medicine. Dr. Tuchman received his MBA from Columbia University in 1996. He has author of over 30 scientific papers and book chapters.

Robert Weinstein — Chief Financial Officer, Executive Vice President, Treasurer and Secretary.   Mr. Weinstein joined Neurotrope in June 2013 as its acting Chief Financial Officer. Synaptogenix is party to an employment agreement dated as of October 1, 2013, with Mr. Weinstein, pursuant to which he serves as our Chief Financial Officer and Executive Vice President. Upon the Spin-Off, Synaptogenix assumed Mr. Weinstein’s employment agreement with Neurotrope. In addition, Mr. Weinstein performs work as a consultant for Petros Pharmaceuticals, Inc., which is the surviving company from the merger of Metuchen and Neurotrope, Inc., Synaptogenix’s former parent company. He has extensive accounting and finance experience, spanning more than 30 years, as a public accountant, investment banker, healthcare private equity fund principal and chief financial officer. From September 2011 to the present, Mr. Weinstein has been an independent consultant for several healthcare companies in the pharmaceutical and biotechnology industries. From March 2010 to August 2011, he was the Chief Financial Officer of Green Energy Management Services Holdings, Inc., a publicly-traded energy consulting company. From August 2007 to February 2010, Mr. Weinstein served as Chief Financial Officer of Xcorporeal, Inc., a publicly-traded, development-stage medical device company which was sold in March 2010 to Fresenius Medical USA, the largest provider of dialysis equipment and services worldwide. Mr. Weinstein also serves as a member of the Board of Directors of XpresSpa Group, Inc. (Nasdaq: XSPA), a health and wellness company whose core asset, XpresSpa, is a leading airport retailer of spa services and related health and wellness products. Mr. Weinstein received his MBA degree in finance and international business from the University of Chicago Graduate School of Business, is a Certified Public Accountant (inactive), and received his BS degree in accounting from the State University of New York at Albany.

Daniel L. Alkon, M.D. — President and Chief Scientific Officer.   Dr. Alkon was appointed as Neurotrope’s President on September 16, 2016 and he has continued to serve in that role for Synaptogenix following the Spin-Off. Dr. Alkon served as the founding Scientific Director of the original Blanchette Rockefeller Neurosciences Institute (now known as CRE) from 1999 until September 23, 2016. He received his undergraduate degree in chemistry in 1965 at the University of Pennsylvania. After earning his M.D. at Cornell University and finishing an internship in medicine at the Mount Sinai Hospital in New York, he joined the staff of the National Institutes of Health where during his 30-year career he became a Medical Director in the U.S. Public Health Service at the National Institute for Neurological Disorders and Strokes and Chief of the Laboratory of Adaptive Systems. From June 2006 to September 23, 2016, Dr. Alkon was the Toyota Chair for Neurodegenerative Disease Research at BRNI. In this position, he and his team conducted multidisciplinary research on the molecular and biophysical mechanisms of memory and memory dysfunction in psychiatric and neurological disorders, particularly AD. From October 2000 to September 28, 2016, Dr. Alkon was also a Professor at CRE and a Professor of Neurology at West Virginia University.

Board Structure and Directors

The below table sets forth information regarding our directors as of March 19, 2021:

Director	Age	Position	Date Named to Board of Directors
Joshua N. Silverman	50	Chairman of the Board of Directors	August 4, 2016
William S. Singer	80	Director; Vice-Chairman of the Board	August 23, 2013
Daniel L. Alkon, M.D.	78	Director	December 7, 2020
Bruce T. Bernstein	57	Director	November 14, 2016
George Perry, Ph.D.	67	Director	December 12, 2017
Jonathan L. Schechter	47	Director	December 13, 2018
Alan J. Tuchman, M.D.	74	Director	December 7, 2020

Directors are elected to serve until the next annual meeting of stockholders and until their successors are elected and qualified. Directors are elected by a plurality of the votes cast at the annual meeting of stockholders and hold office until the expiration of the term for which he or she was elected and until a successor has been elected and qualified.

Our Board is currently comprised of seven members: Mr. Silverman, Mr. Singer, Mr. Bernstein, Dr. Perry, Mr. Schechter, Dr. Alkon and Dr. Tuchman.

The principal occupation and business experience during the past five years for our directors is as follows (other than our directors who are executive officers, whose principal occupation and business experience during the past five years is discussed above):

Joshua N. Silverman — Director, Chairman of the Board.   Mr. Silverman joined Neurotrope as a Director and Chairman of the Board in August 2016. He is currently the Co-Founder and Managing Member of Parkfield Funding LLC, a member of the Board of Directors of Petros, and is a former Principal and Managing Partner of Iroquois Capital Management, LLC (“Iroquois”). Mr. Silverman served as Co-Chief Investment Officer of Iroquois from 2003 until July 2016. From 2000 to 2003, Mr. Silverman served as Co-Chief Investment Officer of Vertical Ventures, LLC, a merchant bank. Prior to forming Iroquois, Mr. Silverman was a Director of Joele Frank, a boutique consulting firm specializing in mergers and acquisitions. Previously, Mr. Silverman served as Assistant Press Secretary to The President of The United States. Mr. Silverman received his B.A. from Lehigh University in 1992. In the past five years, Mr. Silverman serves or has served on the boards of directors of Ayro Inc., Akers Bioscience, Inc., Marker Therapeutics, Inc., MGT Capital Investments Inc., National Holdings Corporation, Neurotrope, Inc., Petros Pharmaceuticals, Inc., Protagenic Therapeutics, Inc., and TapImmune, Inc.

William S. Singer — Director and Vice-Chairman of the Board of Directors.   Mr. Singer served as a Director and Vice-Chairman of the Board for Neurotrope since August 23, 2019. Mr. Singer served as President of CRE until April 26, 2016 and served on its board of directors. He was a partner in the Chicago office of the law firm of Kirkland & Ellis LLP from 1980 until 2006 and has been of counsel to that firm since that time, concentrating his practice on corporate, real estate, and legislative matters. He has been listed in Crain’s Who’s Who in Chicago Business in the 2000, 2001, 2002, 2003, and 2004 editions. Mr. Singer has been prominently active in Chicago public service, serving as an Alderman for several years and as a candidate for Mayoral office.

Bruce T. Bernstein — Director.   Mr. Bernstein served as a Director for Neurotrope since November 14, 2016. Mr. Bernstein has over thirty years of experience in the securities industry, primarily as senior portfolio manager for two alternative finance funds as well as in trading and structuring of arbitrage strategies. Mr. Bernstein has served as President of Rockmore Capital, LLC since 2006, the manager of a direct investment and lending fund with peak assets under management of $140 million. Previously, he served as Co-President of Omicron Capital, LP, an investment firm based in New York, which he joined in 2001. Omicron Capital focused on direct investing and lending to public small cap companies and had peak assets under management of $260 million. Prior to joining Omicron Capital, Mr. Bernstein was with Fortis Investments Inc., where he was Senior Vice President in the bank’s Global Securities Arbitrage business unit, specializing in equity structured products and equity arbitrage and then President in charge of the bank’s proprietary investment business in the United States. Prior to Fortis, Mr. Bernstein was Director in the Equity Derivatives Group at Nomura Securities International specializing in cross-border tax arbitrage, domestic equity arbitrage and structured equity swaps. Mr. Bernstein started his career at Kidder Peabody, where he rose to the level of Assistant Treasurer. Mr. Bernstein also serves as a member of the Board of Directors of XpresSpa Holdings, the leading airport spa company in the world, based in New York and Petros Pharmaceuticals, Inc. Mr. Bernstein is also a member of the board of Summit Digital Health, a laser based blood glucose monitor distributor, based in New Jersey. Mr. Bernstein holds a B.B.A. from City University of New York (Baruch).

George Perry, Ph.D. — Director.   Dr. Perry served as a Director for Neurotrope since December 13, 2018. Dr. Perry has served as dean of the College of Sciences and professor of biology at The University of Texas at San Antonio since 2006. He additionally holds the position of Semmes Foundation Distinguished University Chair in Neurobiology. Dr. Perry has served as acting Chief Scientific Officer for Neurotez, Inc., a private company focused on Alzheimer’s disease since 2010 and as a director of Neurotez, Inc. since 2008. Dr. Perry is recognized in the field of Alzheimer’s research, where he has studied amyloidosis, oxidative stress, cytoskeleton, metal homeostasis, cell cycle reentry, and mitochondria. He currently serves as the editor for numerous journals and as editor-in-chief for the Journal of Alzheimer’s Disease. He is a fellow of the American Association for the Advancement of Science, Texas Academy of Science, the Microscopy Society of America, past president of the American Association of Neuropathologists and the Southwestern and Rocky Mountain Division of the American Association for the Advancement of Science, a member of the Dana Alliance for Brain Initiatives, and a Fulbright Senior Specialist. Dr. Perry holds a B.A. in Zoology from the University of California, Santa Barbara and a Ph.D. in Marine Biology from Scripps Institution of Oceanography, University of California at San Diego. He completed his postdoctoral fellowship in the Department of Cell Biology at Baylor College of Medicine.

Jonathan L. Schechter — Director.   Mr. Schechter served as a Director for Neurotrope since December 13, 2018. Mr. Schechter has served as the Director of Investment Banking at Chardan Capital Markets, a full service investment bank, since February 2008. He previously served as a director of DropCar, Inc. Mr. Schechter has worked with public companies for over two decades, including ten years of legal experience and eleven years of investment banking experience. He has received formal education in finance and accounting and has extensive experience analyzing and evaluating the financial statements of public companies. Mr. Schechter holds an A.B. in Public Policy/Political Science from Duke University and a J.D. from Fordham University School of Law.

Director Independence

Our Board of Directors has reviewed the materiality of any relationship that each of our directors and director nominees has with the Company, either directly or indirectly. Based upon this review, our Board has determined that the following members of the Board and director nominees are “independent directors” as defined by The Nasdaq Stock Market:

Joshua N. Silverman
William S. Singer
Bruce T. Bernstein
George Perry, Ph.D.
Jonathan L. Schechter

Board Committees

Our Board of Directors has established three committees, each of which is composed solely of independent directors:

•	The Audit Committee consists of Mr. Bernstein, as Chairman, Mr. Singer and Mr. Schechter.

•	The Compensation Committee consists of Mr. Silverman as Chairman, Mr. Bernstein and Mr. Singer.

•	The Nominating and Corporate Governance Committee consists of Mr. Singer, as Chairman, Mr. Bernstein and Mr. Silverman.

Each of the Committees has a written charter adopted by the Board of Directors; a current copy of each such charter is available to security holders on our website, http://www.synaptogen.com.

Audit Committee

The Audit Committee (a) assists the Board of Directors in fulfilling its oversight of: (i) the quality and integrity of the Company’s financial statements; (ii) the Company’s compliance with legal and regulatory requirements relating to the Company’s financial statements and related disclosures; (iii) the qualifications and independence of the Company’s independent auditors; and (iv) the performance of the Company’s independent auditors; and (b) prepares any reports that the rules of the SEC require be included in the Company’s annual proxy statement.

The Audit Committee of Synaptogenix was established in December 2020 and held five meetings in 2020. The Board has determined that each member of the Audit Committee is an independent director in accordance with the rules of The Nasdaq Stock Market and applicable federal securities laws and regulations. In addition, the Board has determined that each of Mr. Bernstein and Mr. Schechter is an “audit committee financial expert” within the meaning of Item 407(d)(5) of Regulation S-K and has designated each of them to fill that role. See “Directors, Executive Officers and Corporate Governance — Directors and Executive Officers” above for descriptions of the relevant education and experience of each member of the Audit Committee.

The Audit Committee is responsible for the oversight of the Company’s financial reporting process on behalf of the Board of Directors and such other matters as specified in the Committee’s charter or as directed by the Board. Our Audit Committee is directly responsible for the appointment, compensation, retention and oversight of the work of any registered public accounting firm engaged by us for the purpose of preparing or issuing an audit report or performing other audit, review or attest services for us (or to nominate the independent registered public accounting firm for stockholder approval), and each such registered public accounting firm must report directly to the Audit Committee. Our Audit Committee must approve in advance all audit, review and attest services and all non-audit services (including, in each case, the engagement and terms thereof) to be performed by our independent auditors, in accordance with applicable laws, rules and regulations.

Compensation Committee

The Compensation Committee (i) assists the Board of Directors in discharging its responsibilities with respect to compensation of the Company’s executive officers and directors, (ii) evaluates the performance of the executive officers of the Company, and (iii) administers the Company’s stock and incentive compensation plans and recommends changes in such plans to the Board as needed.

The Compensation Committee was established in December 2020 and held three meetings in 2020. The Board of Directors has determined that each member of the Compensation Committee is an independent director in accordance with the rules of The Nasdaq Stock Market and applicable federal securities laws and regulations.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee assists the Board in (i) identifying qualified individuals to become directors, (ii) determining the composition of the Board and its committees, (iii) developing succession plans for executive officers, (iv) monitoring a process to assess Board effectiveness, and (v) developing and implementing the Company’s corporate governance procedures and policies.

The Nominating and Corporate Governance Committee was established in December 2020 and held one meeting in 2020. The Board has determined that each member of the Nominating and Corporate Governance Committee is an independent director in accordance with the rules of The Nasdaq Stock Market and applicable federal securities laws and regulations.

The Nominating and Corporate Governance Committee considers any timely submitted and qualified director candidates recommended by any security holder entitled to vote in an election of Directors. To date no security holders have made any such recommendations.

Pursuant to our by-laws, nominations of persons for election to the Board of Directors at an annual meeting or at any special meeting of stockholders for the purpose of electing directors may be made by or at the direction of the Board of Directors, by any nominating committee or person appointed for such purpose by the Board of Directors, or by any stockholder of record entitled to vote for the election of directors at the meeting who complies with the following notice procedures. Such nominations, other than those made by, or at the direction of, or under the authority of the Board of Directors, shall be made pursuant to timely notice in writing to the Secretary of the Company by a stockholder of record at such time. To be timely, a stockholder’s notice must be delivered to or mailed and received at the principal executive offices of the Company (a) in the case of an annual meeting, not less than 90 nor more than 120 days prior to the one-year anniversary of the date of the annual meeting of the previous year; provided, however, that if the annual meeting is called for a date that is not within 30 days before or after such anniversary date, notice by the stockholder in order to be timely must be so received no earlier than 120 days prior to such annual meeting and not later than the close of business on the tenth day following the day on which notice of the date of the annual meeting was mailed or public disclosure of the date of the annual meeting was made, whichever first occurs; and (b) in the case of a special meeting of stockholders for the purpose of electing directors, not earlier than 120 days prior to such special meeting and not later than the close of business on the tenth day following the day on which notice of the date of the special meeting was mailed or public disclosure of the date of the special meeting was made, whichever first occurs. Such stockholder’s notice to the Secretary must set forth (a) as to each person whom the stockholder proposes to nominate for election or re-election as a director, (i) the name, age, business address and residence address of the person, (ii) the principal occupation or employment of the person, (iii) the class and number of shares of capital stock of the Company, if any, which are beneficially owned by the person and (iv) any other information relating to the person that is required to be disclosed in solicitations for proxies for election of directors pursuant to Regulation 14A under the Exchange Act or other applicable law; and (b) as to the stockholder giving the notice (i) the name and record address of the stockholder and (ii) the class and number of shares of capital stock of the Company which are beneficially owned by the stockholder. The chairman of the meeting may, if the facts warrant, determine and declare to the meeting that a nomination was not made in accordance with the foregoing procedures, and the defective nomination will be disregarded.

Code of Conduct and Ethics

Upon the consummation of the Spin-Off, we adopted a Code of Ethics and Business Conduct (“Code of Ethics”) applicable to all of our employees, officers and directors (including our principal executive officer, principal financial officer and principal accounting officer) that complies with SEC regulations.

We intend to timely disclose any amendments to, or waivers from, our Code of Ethics that are required to be publicly disclosed pursuant to rules of the SEC and any securities exchange on which our shares may be listed by filing such amendment or waiver with the SEC.

Involvement in Certain Legal Proceedings

None of our directors or executive officers has been involved in any of the following events during the past ten years:

•	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

•	being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; or

•	being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee consists of Mr. Silverman as Chairman, Mr. Singer and Mr. Bernstein. No member of the Compensation Committee has been an officer or employee of the Company. None of our executive officers serves on the board of directors or compensation committee of a company that has an executive officer that serves on our Board of Directors or Compensation Committee.

Family Relationships

There are no family relationships among our directors or executive officers.

Item 11.	Executive Compensation.

This Compensation Discussion and Analysis describes the historical compensation practices of Neurotrope, which may not be indicative of Synaptogenix’s compensation practices following the Spin-Off, and outlines certain aspects of our anticipated compensation structure for our executive officers following the Spin-Off. Among other things, Charles Ryan is no longer our Chief Executive Officer after the Spin-Off. The compensation policies and practices discussed in this document remain subject to review and approval by the Synaptogenix Compensation Committee.

The following table sets forth information concerning the total compensation paid or accrued by Neurotrope during the last two fiscal years ended December 31, 2020, except that following the Spin-Off, the table sets for information concerning the total compensation paid or accrued by us, to (i) all individuals that served as our principal executive officer or acted in a similar capacity for us at any time during the fiscal year ended December 31, 2020; (ii) the two most highly compensated executive officers other than the principal executive officer who were serving as executive officers at December 31, 2020; and (iii) up to two additional individuals for whom disclosure would have been required pursuant to clause (ii) above but for the fact that the individual was not serving as an executive officer at December 31, 2020 (collectively, the “named executive officers”).

The Compensation Committee of the Board of Directors is responsible for determining executive compensation.

Name & Principal Position (1)	Fiscal Year Ended December 31	Salary ($)	Bonus ($)(3)	Stock Awards ($)	Options Awards ($)(7)	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation (4)(5)(6)	Total ($)
Charles S. Ryan Former CEO	2020	389,583		-	35,976	-	-	709,567	1,135,126
	2019	425,000	397,500	-	617,600	-	-	27,706	1,467,806
Dr. Alan J. Tuchmam Chief Executive Officer (2)	2020	184,375	-	-	-	-	-	-	184,375
	2019	35,625	-	-	-	-	-	-	35,625
Robert Weinstein CFO, Secretary and Executive Vice President	2020	297,500	100,000	-	121,420	-	-	97,144	616,064
	2019	291,900	85,000	-	87,675	-	-	46,920	511,495
Daniel L. Alkon MD President and CSO	2020	300,000	-	-	35,976	-	-	-	335,976
	2019	275,000	-	-	526,056	-	-	-	801,056

(1)	Represents Synaptogenix data for period January 1, 2020 to December 31, 2020. Synaptogenix (formerly Neurotrope Bioscience, Inc.) was spun out from Neurotrope as of December 2, 2020.
(2)	Dr. Tuchman was acting Chief Medical Officer until November 2020.
(3)	Includes $212,500 paid to Dr. Ryan in fiscal 2020 for services rendered in 2019, $100,000 paid to Mr. Weinstein in fiscal 2021 for services rendered in 2020 and reflected in 2020 herein and $60,000 paid to Mr. Weinstein in fiscal 2020 for services rendered in 2019 and reflected in 2019 herein.
(4)	Mr. Weinstein and Dr. Ryan's 2019 and 2020 amounts reflect healthcare payments and insurance premiums paid on their behalf.
(5)	Includes $49,335 paid to Mr. Weinstein for all accrued vacation in lieu of severance for moving from Neurotrope to Synaptogenix in 2020.
(6)	Includes severance payments of $650,000 pursuant to Dr. Ryan's separation agreement signed on December 2, 2020 payable in 2021.
(7)	Dr. Tuchman, pursuant to his employment letter dated December 2, 2020, was awarded 53,300 stock options which were approved by the Synaptogenix Board of Directors on January 19, 2021.

Outstanding Equity Awards at 2020 Fiscal Year-End

Pursuant to the Merger Agreement, all options to purchase shares of Neurotrope common stock were disposed of as follows: each holder received an option to purchase one share of Petros common stock for every option to purchase five shares of Neurotrope common stock held. As a result, there were no outstanding options to purchase shares of Synaptogenix following the Mergers and the Spin-Off, and no equity awards of Synaptogenix were outstanding as of December 31, 2020.

Executive Employment Arrangements

We have no plans in place and have never maintained any plans that provide for the payment of retirement benefits or benefits that will be paid primarily following retirement including, but not limited to, tax qualified deferred benefit plans, supplemental executive retirement plans, tax-qualified deferred contribution plans and nonqualified deferred contribution plans.

Except as indicated below, we have no contracts, agreements, plans or arrangements, whether written or unwritten, that provide for payments to the named executive officers listed above.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table

Alan J. Tuchman, MD.   Synaptogenix is party to an offer letter as of December 7, 2020 (the “Start Date”), with Alan J. Tuchman, MD, pursuant to which Dr. Tuchman serves as Synaptogenix’s Chief Executive Officer. Under the terms of Dr. Tuchman’s offer letter, Dr. Tuchman will receive an initial annual base salary of $222,000, with an annual discretionary bonus of up to 50% of his base salary then in effect. Dr. Tuchman also received an initial equity grant of options to purchase a number of shares of Common Stock equal to at least 1% of the Company’s outstanding shares of Common Stock immediately following the Spin-Off. The option will vest with respect to 25% on each of the first, second, third and fourth quarterly anniversaries from the Start Date, subject to Dr. Tuchman’s continued employment with the Company. The term of Dr. Tuchman’s employment pursuant to the offer letter is one year, which shall be extended automatically for six month periods unless either party gives timely written notice. Pursuant to the offer letter, if Dr. Tuchman is terminated during the period that is within six months from the Start Date, Dr. Tuchman will receive compensation totaling a minimum of 50% of his annualized salary. If Dr. Tuchman is terminated within the period which is after six months from the Start Date and before the one year anniversary of the Start Date, Dr. Tuchman will receive severance equal to one (1) month of his base salary. If Dr. Tuchman is terminated within the period which is after the one year anniversary of the Start Date, Dr. Tuchman will receive severance equal to two (2) months of his base salary.

Robert Weinstein.   Upon the Spin-Off, Synaptogenix assumed Robert Weinstein’s employment agreement with Neurotrope, dated as of October 1, 2013, pursuant to which Mr. Weinstein serves as the Synaptogenix’s Chief Financial Officer and Executive Vice President. Neurotrope agreed to pay Mr. Weinstein a discretionary annual bonus of up to 50% of his annual base salary for all years beginning January 1, 2015, to be earned and payable based upon attainment of annual performance goals as determined by the Neurotrope board of directors or a committee thereof. Mr. Weinstein was not paid a bonus in 2017 or in 2018. Mr. Weinstein’s annual bonus opportunity may be periodically reviewed and increased at the discretion of the Board or a committee thereof. Mr. Weinstein is also eligible to participate in all Synaptogenix benefits generally available to the Synaptogenix’s officers in accordance with the terms of those benefit plans and all retirement, life, disability, medical and dental plan benefits generally available to the Synaptogenix’s officers in accordance with the terms of those plans.

If Mr. Weinstein’s employment is terminated by Synaptogenix for a reason other than cause or by him for good reason, and subject to his compliance with other terms of Mr. Weinstein’s employment agreement, and certain other conditions, then Synaptogenix will pay him a severance amount equal to his annual base salary, payable in a single lump sum. In addition, if he elects health care continuation coverage under COBRA, Synaptogenix will pay for such health insurance coverage for a period of 18 months following the termination of his employment, as the same rate as it pays for health insurance coverage for its active employees (with Mr. Weinstein required to pay for any employee-paid portion of such coverage). If Mr. Weinstein’s employment is terminated by non-renewal or due to his death or disability, he will be entitled to any unpaid prorated annual bonus for the year in which his employment terminates. Subject to earlier termination by Mr. Weinstein’s death or disability, or by Synaptogenix for cause, the term of Mr. Weinstein’s employment agreement is four years and will be extended automatically for successive one-year periods, unless either party gives written notice of termination to the other party at least 90 days prior to the end of the then-current term.

Daniel L. Alkon, M.D.   Effective September 23, 2016, Neurotrope appointed Dr. Daniel Alkon, M.D., as President of Neurotrope. Dr. Alkon continues to serve as Synaptogenix’s Chief Scientific Officer following the Spin-Off. On January 4, 2017, Neurotrope agreed to compensate Dr. Alkon with compensation of $25,000 per month until May 31, 2017. Since that time, Dr. Alkon has received annual compensation of $300,000.

Pension Benefits

We do not have any qualified or non-qualified defined benefit plans.

Nonqualified Deferred Compensation

We do not have any nonqualified defined contribution plans or other deferred compensation plan.

Potential Payments upon Termination or Change-In-Control

Synaptogenix is party to an offer letter dated as of December 7, 2020 (the “Start Date”), with Alan J. Tuchman, MD, pursuant to which Dr. Tuchman serves as Neurotrope’s Chief Executive Officer. Pursuant to the offer letter, if Dr. Tuchman is terminated during the period that is within six months from the Start Date, Dr. Tuchman will receive compensation totaling a minimum of 50% of his annualized salary. If Dr. Tuchman is terminated within the period which is after six months from the Start Date and before the one year anniversary of the Start Date, Dr. Tuchman will receive severance equal to one (1) month of his base salary. If Dr. Tuchman is terminated within the period which is after the one year anniversary of the Start Date, Dr. Tuchman will receive severance equal to two (2) months of his base salary.

Synaptogenix is party to an employment agreement dated as of October 1, 2013, with Robert Weinstein, pursuant to which he serves as Neurotrope’s Chief Financial Officer and Executive Vice President. If Mr. Weinstein’s employment is terminated by the Company for a reason other than cause or by him for good reason, and subject to his compliance with other terms of Mr. Weinstein’s employment agreement, and certain other conditions, then Neurotrope will pay him a severance amount equal to his annual base salary, payable in a single lump sum. In addition, if he elects health care continuation coverage under COBRA, Neurotrope will pay for such health insurance coverage for a period of 18 months following the termination of his employment, as the same rate as it pays for health insurance coverage for its active employees (with Mr. Weinstein required to pay for any employee-paid portion of such coverage). If Mr. Weinstein’s employment is terminated by non-renewal or due to his death or disability, he will be entitled to any unpaid prorated annual bonus for the year in which his employment terminates.

2020 Equity Incentive Plan

In connection with the Spin-Off, the Company adopted the 2020 Equity Incentive Plan (the “2020 Plan”) in November 2020. The purpose of the 2020 Plan is to allow non-employee directors and selected employees, officers and consultants (“Grantees”) to acquire equity ownership in the Company, thereby strengthening their commitment to the Company’s success and incentivizing their efforts on behalf of the Company. The 2020 Plan is also intended to assist the Company in attracting new Grantees and retaining existing Grantees. Finally, the 2020 Plan supports and increases our ability to facilitate the sustained progress, growth and profitability of the Company.

The total number of shares available for grant under the plan is 1,000,000, subject to adjustment.

The Compensation Committee of our board of directors (the “Committee”) will administer the 2020 Plan and have full power to grant stock options and Common Stock, construe and interpret the 2020 Plan, establish rules and regulations and perform all other acts, including the delegation of administrative responsibilities, as it believes reasonable and proper. Any decision made or action taken by the Committee arising out of or in connection with the interpretation and administration of the 2020 Plan will be final and conclusive. The Committee, in its absolute discretion, may award Common Stock to employees, consultants, and directors of the Company, and such other persons as the Committee may select, and permit holders of options to exercise such options prior to full vesting.

In the event that our outstanding Common Stock is changed into or exchanged for a different number or kind of shares or other securities of the Company by reason of merger, consolidation, other reorganization, recapitalization, combination of shares, stock split-up or stock dividend, equitable adjustment will be made to the aggregate number and kind of shares subject to stock options which may be granted under the 2020 Plan.

The Committee may at any time, and from time to time, suspend or terminate the 2020 Plan in whole or in part or amend it from time to time in such respects as it may deem appropriate and in our best interest.

The Company has asked its stockholders to approve a proposed amendment to the 2020 Plan at a special meeting of the Company’s stockholders to be held on April 7, 2021. If approved the amendment would increase the number of shares available for the grant of awards under the 2020 Plan by 1,500,000 shares

Director Compensation

Synaptogenix reimburses all of its directors for all reasonable out-of-pocket expenses incurred in connection with their attendance at meetings of the Board of Directors. On March 12, 2021, Synaptogenix adopted a new nonemployee director compensation policy (the “Director Compensation Policy”). The Director Compensation Policy provides for the annual automatic grant of nonqualified stock options to purchase up to 6,000 shares of Synaptogenix’s Common Stock to each of Synaptogenix’s nonemployee directors. Such grants shall occur annually on the fifth business day after the filing of Synaptogenix’s Annual Report on Form 10-K and shall vest on the one-year anniversary from the date of grant subject to the director’s continued service on the Board of Directors on the vesting date. The Director Compensation Policy also provides for the automatic grant of nonqualified stock options to purchase up to 4,800 shares of Synaptogenix’s Common Stock, plus options to purchase an additional 1,200 shares of Common Stock for service on a committee of the Board of Directors, to each newly appointed director following the date of his or her appointment. Such options shall vest as follows: fifty percent (50%) on the date of the grant, twenty-five percent (25%) on the one year anniversary from the date of the grant, and twenty-five percent (25%) on the second year anniversary from the date of the grant, subject to the director’s continued service on the Board of Directors on the applicable vesting dates. Each nonemployee director will also receive an annual retainer, in the amount of $120,000 for Synaptogenix’s Chairman of the Board, $80,000 for the Vice Chairman of the Board and $25,000 for each other nonemployee board member. In addition, the Chairman of each of the Audit, Compensation, and Nominating and Governance Committees will receive an additional $40,000 retainer.

The following table provides information concerning the compensation of Synaptogenix’s directors for the year ended December 31, 2020.

Name	Fees earned or paid in cash ($)(b)	Stock awards ($)(c)	Option awards ($)(d)	Non-equity incentive plan compensation ($)(e)(1)	Non-qualified deferred compensation earnings ($)(f)	All other Compensation ($)(g)	Total ($)(h)
Joshua Silverman (2)	240,000	-	97,237	-	-	-	337,237
William S. Singer	60,000	-	72,503	-	-	-	132,503
Charles S. Ryan (3)	-	-	35,976	-	-	-	35,976
Alan J. Tuchman (4)	-	-	-	-	-	-	-
Bruce T. Bernstein	40,000	-	72,503	-	-	-	112,503
Ivan Gergel (5)	22,917	-	20,787	-	-	-	43,704
James R. Gottlieb (6)	-	-	-	-	-	-	-
George Perry, PhD.	25,000	-	20,787	-	-	-	45,787
Shana K. Phares (7)	-	-	-	-	-	-	-
Jonathan L. Schechter	40,000	-	79,249	-	-	-	119,249

(1) These amounts represent the aggregate grant date fair value of options granted to each director in 2020 computed in accordance with FASB ASC Topic 718.

(2) Fees represent payments for consulting services provided by Mr. Silverman and Chairman of the Board fees.

(3) Dr. Ryan resigned from the Board of Directors on December 2, 2020.

(4) Dr. Tuchman joined the Board on December 2, 2020.  His compensation for 2020 is included in Officer's Compensation table.

(5) Dr. Gergel resigned from the Board of Directors on December 1, 2020.

(6) Mr. Gottlieb resigned on February 21, 2020.

(7) Ms. Phares resigned on February 25, 2020.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Security Ownership of Certain Beneficial Owners

The following table sets forth information with respect to the beneficial ownership of our Common Stock as of March 9, 2021, by (i) each stockholder known by us to be the beneficial owner of more than 5% of our Common Stock (our only class of voting securities), (ii) each of our directors and executive officers, and (iii) all of our directors and executive officers as a group. To the best of our knowledge, except as otherwise indicated, each of the persons named in the table has sole voting and investment power with respect to the shares of our Common Stock beneficially owned by such person, except to the extent such power may be shared with a spouse. To our knowledge, none of the shares listed below are held under a voting trust or similar agreement, except as noted.

Name and Address of Beneficial Owner(1)	Common Stock Beneficially Owned	Percent of Common Stock Beneficially Owned(2)
More than 5% stockholders:
AIGH Investment Partners LP(3)	918,000	6.5%
Intracoastal Capital LLC(4)	1,446,000	9.99%
Iroquois Master Fund Ltd.(5)	788,953	5.62%
The Hewlett Fund LP(6)	1,266,666	9.03%

Directors and Named Executive Officers:
Daniel L. Alkon(7)	68,438	*
Bruce T. Bernstein(8)	17,313	*
George Perry(9)	6,650	*
Jonathan Schechter(10)	22,650	*
Joshua N. Silverman(11)	82,500	*
William S. Singer(12)	17,500	*
Alan J. Tuchman(13)	12,575	*
Robert Weinstein(14)	23,302	*
All current directors and executive officers as a group (8 persons)	250,928	1.76%

*	Represents beneficial ownership of less than 1% of the outstanding shares.

(1)	Unless otherwise indicated, the business address for each stockholder listed is c/o Synaptogenix, Inc., 1185 Avenue of the Americas, 3rd Floor, New York, NY 10036.

(2)	Applicable percentage ownership is based on 14,032,516 shares of our Common Stock outstanding, together with securities exercisable or convertible into shares of our Common Stock within 60 days of March 9, 2021 for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. The shares issuable pursuant to the exercise or conversion of such securities are deemed outstanding for the purpose of computing the percentage of ownership of the security holder, but are not treated as outstanding for the purpose of computing the percentage of ownership of any other person.

(3)	The shares reflected as beneficially owned by AIGH Investment Partners LP (“AIGH”) in the table above consist of 918,000 shares of Common Stock. The figure does not include warrants to purchase shares of Common Stock that are held by AIGH, as they are subject to a 4.99% ownership blocker. Orin Hirschman has the power to direct the vote and disposition of the securities held by AIGH.

(4)	The shares reflected as beneficially owned by Intracoastal Capital, LLC (“Intracoastal”) in the table above consist of 1,000,000 shares of Common Stock and warrants to purchase 446,000 shares of Common Stock. The figure does not include additional warrants to purchase shares of Common Stock that are held by Intracoastal, as they are subject to a 9.99% ownership blocker. Mitchell P. Kopin and Daniel B. Asher, each of whom are managers of Intracoastal, have shared voting control and investment discretion over the securities reported herein that are held by Intracoastal.

(5)	The shares reflected as beneficially owned by Iroquois Master Fund Ltd. in the table above consist of (i) 788,953 shares of Common Stock. The figure does not include warrants to purchase shares of Common Stock that are held by Iroquois Master Fund Ltd., as they are subject to a 4.99% ownership blocker.

(6)	The shares reflected as beneficially owned by The Hewlett Fund LP (the “Hewlett Fund”) in the table above consist of (i) 1,266,666 shares of Common Stock. The figure does not include warrants to purchase shares of Common Stock that are held by the Hewlett Fund, as they are subject to a 4.99% ownership blocker. Martin Chopp has the power to direct the vote and disposition of the securities held by the Hewlett Fund.

(7)	Consists of 5,938 shares of Common Stock and options to purchase 62,500 shares of Common Stock that are exercisable within 60 days of March 9, 2021.

(8)	Consists of 313 shares of Common Stock and options to purchase 17,000 shares of Common Stock that are exercisable within 60 days of March 9, 2021.

(9)	Consists of options to purchase 6,650 shares of Common Stock that are exercisable within 60 days of March 9, 2021.

(10)	Consists of 10,000 shares of Common Stock and options to purchase 12,650 shares of Common Stock that are exercisable within 60 days of March 9, 2021.

(11)	Consists of 20,000 shares of Common Stock and options to purchase 62,500 shares of Common Stock that are exercisable within 60 days of March 9, 2021.

(12)	Consists of options to purchase 17,500 shares of Common Stock that are exercisable within 60 days of March 9, 2021.

(13)	Consists of options to purchase 12,575 shares of Common Stock that are exercisable within 60 days of March 9, 2021.

(14)	Consists of 791 shares of Common Stock, warrants to purchase 261 shares of Common Stock that are exercisable within 60 days of March 9, 2021 and options to purchase 22,250 shares of Common Stock that are exercisable within 60 days of March 9, 2021.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

SEC rules require us to disclose any transaction or currently proposed transaction in which we are a participant and in which any related person has or will have a direct or indirect material interest involving an amount that exceeds the lesser of $120,000 or one percent (1%) of the average of the Company’s total assets as of the end of last two completed fiscal years. A related person is any executive officer, director, nominee for director, or holder of 5% or more of the Company’s Common Stock, or an immediate family member of any of those persons.

On August 4, 2016, Neurotrope entered into a consulting agreement with SM Capital Management, LLC (“SMCM”), a limited liability company owned and controlled by the Company’s Chairman of the Board, Mr. Joshua N. Silverman (the “Consulting Agreement”). Pursuant to the Consulting Agreement, SMCM shall provide consulting services which shall include, but not be limited to, providing business development, financial communications and management transition services, for a one-year period, subject to annual review thereafter. SMCM’s annual consulting fee is $120,000, payable by the Company in monthly installments of $10,000. In addition, SMCM shall be reimbursed for (i) all pre-approved travel in connection with the consulting services to the Company, (ii) upon submission to the Company of appropriate vouchers and receipts, for all other out-of-pocket expenses reasonably incurred by SMCM in furtherance of the Company’s business. This contract has been assigned to Synaptogenix as of December 1, 2020.

We believe that the transactions and agreements discussed below (including renewals of any existing agreements) between us and related third parties are at least as favorable to us as could have been obtained from unrelated parties at the time they were entered into.

Agreements with Neurotrope

Separation Agreement

On December 6, 2020, Neurotrope and Synaptogenix entered into the Separation and Distribution Agreement that sets forth Synaptogenix’s agreements with Neurotrope regarding the principal transactions necessary to separate Synaptogenix from Neurotrope, including: (i) the contribution of cash in excess of $20,000,000, as adjusted pursuant to the Merger Agreement, and all of the operating assets and liabilities not retained by Neurotrope in connection with the Merger to Synaptogenix and (ii) the Distribution. The Separation and Distribution Agreement also sets forth the other provisions that govern certain aspects of Neurotrope’s relationship with Synaptogenix after the completion of the Spin-Off and provides for the allocation of assets, liabilities and obligations between Synaptogenix and Neurotrope in connection with the Spin-Off.

Tax Matters Agreement

On December 6, 2020, Synaptogenix entered into a Tax Matters Agreement with Neurotrope that generally governs the parties’ respective rights, responsibilities and obligations after the Spin-Off with respect to taxes. Under the Tax Matters Agreement, Neurotrope will be liable for and shall indemnify Synaptogenix from all taxes of Neurotrope for any taxable period and any transfer taxes for which Neurotrope is responsible as a result of the Spin-Off. Synaptogenix will be liable for and shall indemnify Neurotrope from (i) all taxes, other than transfer taxes of Neurotrope for any pre-Spin-Off tax period to the extent they are attributable to Synaptogenix (ii) all taxes, other than transfer taxes, of Synaptogenix for any taxable period other than a pre-Spin-Off tax period, (iii) from all taxes, other than transfer taxes, of Neurotrope related to the recapture of any “dual consolidated loss” and (iv) any transfer taxes for which it is responsible as a result of the Spin-Off.

Policy and Procedures Governing Related Person Transactions

Our Audit Committee of the Board utilizes procedures in evaluating the terms and provisions of proposed related party transactions or agreements in accordance with the fiduciary duties of directors under Delaware law. Our related party transaction procedures contemplate Audit Committee review and approval of all new agreements, transactions or courses of dealing with related parties, including any modifications, waivers or amendments to existing related party transactions. We will test to ensure that the terms of related party transactions are at least as favorable to us as could have been obtained from unrelated parties at the time of the transaction. The Audit Committee will consider, at a minimum, the nature of the relationship between us and the related party, the history of the transaction (in the case of modifications, waivers or amendments), the terms of the proposed transaction, our rationale for entering into the transaction and the terms of comparable transactions with unrelated third parties. In addition, management and internal audit will annually analyze all existing related party agreements and transactions and review them with the Audit Committee.

Director Independence

See “Directors, Executive Officers and Corporate Governance – Director Independence” and “Directors, Executive Officers and Corporate Governance – Board Committees” above.

Item 14.	Principal Accountant Fees and Services.

The Company has engaged Friedman LLP as its independent auditors since August 23, 2013. The following table presents fees for professional audit services rendered by Friedman LLP for the audit of the Company’s annual financial statements for the years ended December 31, 2020, and December 31, 2019 (including internal controls) and fees billed for other services rendered by Friedman LLP during those periods.

	2020	2019
Audit fees:	$245,400	$109,300
Audit related fees:	-	-
Tax fees:	-	-
All other fees:	-	-
Total	$245,400	$109,300

The percentage of services set forth above in the category audit related fees, that were approved by the Audit Committee pursuant to Rule 2-01(c)(7)(i)(C) (relating to the approval of a de minimus amount of non-audit services after the fact but before completion of the audit), was 100%.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Public Accountant

Consistent with SEC policies regarding auditor independence, the Audit Committee has responsibility for appointing, setting compensation and overseeing the work of our independent registered public accounting firm. In recognition of this responsibility, the Audit Committee has established a policy to pre-approve all audit and permissible non-audit services provided by our independent registered public accounting firm.

Prior to engagement of an independent registered public accounting firm for the next year’s audit, management will submit an aggregate of services expected to be rendered during that year for each of four categories of services to the Audit Committee for approval.

1.	Audit services include audit work performed in the preparation of financial statements, as well as work that generally only an independent registered public accounting firm can reasonably be expected to provide, including comfort letters, statutory audits, and attest services and consultation regarding financial accounting and/or reporting standards.

2.	Audit-Related services are for assurance and related services that are traditionally performed by an independent registered public accounting firm, including due diligence related to mergers and acquisitions, employee benefit plan audits, and special procedures required to meet certain regulatory requirements.

3.	Tax services include all services performed by an independent registered public accounting firm’s tax personnel except those services specifically related to the audit of the financial statements, and includes fees in the areas of tax compliance, tax planning, and tax advice.

4.	Other Fees are those associated with services not captured in the other categories. The Company generally does not request such services from our independent registered public accounting firm.

Prior to engagement, the Audit Committee pre-approves these services by category of service. The fees are budgeted and the Audit Committee requires our independent registered public accounting firm and management to report actual fees versus the budget periodically throughout the year by category of service. During the year, circumstances may arise when it may become necessary to engage our independent registered public accounting firm for additional services not contemplated in the original pre-approval. In those instances, the Audit Committee requires specific pre-approval before engaging our independent registered public accounting firm.

The Audit Committee may delegate pre-approval authority to one or more of its members. The member to whom such authority is delegated must report, for informational purposes only, any pre-approval decisions to the Audit Committee at its next scheduled meeting.

PART IV

Item 15.	Exhibits and Financial Statements Schedules.

(a). The following documents are filed as part of this annual report on Form 10-K:

(a)(1) and (2). See “Index to Consolidated Financial Statements and Financial Statement Schedules” at Item 8 to this Annual Report on Form 10-K. Other financial statement schedules have not been included because they are not applicable or the information is included in the financial statements or notes thereto.

(a)(3) Exhibits

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibit Number

3.1	Amended and Restated Certificate of Incorporation of Synaptogenix, Inc., dated as of December 7, 2020 (incorporated by reference from Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 10, 2020).

3.2	Bylaws of Synaptogenix, Inc. (incorporated by reference from Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 10, 2020).

4.1	Form of Series A Common Stock Warrant (incorporated by reference from Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1, filed with the SEC).

4.2	Form of Series B Common Stock Warrant (incorporated by reference from Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on October 9, 2020).

4.3	Form of Series C Common Stock Warrant (incorporated by reference from Exhibit 4.3 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on October 9, 2020).

4.4	Form of Series D Common Stock Warrant (incorporated by reference from Exhibit 4.4 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on October 9, 2020).

4.5	Form of Series E Warrant (incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 22, 2021).

4.6	Form of Series F Warrant (incorporated by reference from Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 22, 2021).

4.7	Form of Pre-Funded Warrant (incorporated by reference from Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 22, 2021).

4.8	Form of Placement Agent Warrant (incorporated by reference from Exhibit 4.4 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 22, 2021).

10.1**	Separation and Distribution Agreement, dated as of December 6, 2020, by and between Neurotrope, Inc. and Synaptogenix, Inc. (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 10, 2020).

10.2	Tax Matter Agreement, dated as of December 6, 2020, by and between Neurotrope, Inc. and Synaptogenix, Inc. (incorporated by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 10, 2020).

10.3†	Separation Agreement, dated as of December 7, 2020, by and between Charles S. Ryan, Ph.D. and Synaptogenix, Inc. (incorporated by reference from Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 10, 2020).

10.4†	Offer Letter, dated as of December 7, 2020, by and between Alan J. Tuchman, Ph.D. and Synaptogenix, Inc. (incorporated by reference from Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 10, 2020).

10.5†	2020 Equity Incentive Plan of Synaptogenix, Inc. (incorporated by reference from Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 10, 2020).

10.6†	Form of Stock Option Agreement under 2020 Equity Incentive Plan of Synaptogenix, Inc. (incorporated by reference from Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 10, 2020).

10.7†*	Employment Agreement, dated as of October 1, 2013, between Neurotrope, Inc., and Robert Weinstein (assumed by Synaptogenix, Inc. on December 7, 2020).

10.8†*	Nonemployee Director Compensation Policy

10.9†*	Form of Director Indemnification Agreement

10.10*	Amended and Restated Technology License and Services Agreement among Neurotrope BioScience, Inc., Blanchette Rockefeller Neurosciences Institute and NRV II, LLC, made as of February 4, 2015.

10.11*	Statement of Work Agreement dated February 4, 2015, and effective as of October 1, 2014, between Neurotrope Bioscience, Inc. and BRNI.

10.12*+	Services Agreement between Neurotrope BioScience, Inc. and Worldwide Clinical Trials, Inc., dated October 9, 2015.

10.13*	Amendment to Amended and Restated Technology License and Services Agreement among Neurotrope BioScience, Inc., Blanchette Rockefeller Neurosciences Institute and NRV II, LLC, dated November 12, 2015.

10.14*	Letter Agreement between the Neurotrope, Inc. and Neurosciences Research Ventures, Inc. regarding NRV Director Nominees, dated November 12, 2015 (assumed by Synaptogenix, Inc. on December 7, 2020).

10.15*	Statement of Work Agreement between Neurotrope BioScience, Inc. and Blanchette Rockefeller Neurosciences Institute, dated November 12, 2015.

10.16*+	Services Agreement by and between Neurotrope, Inc. and Worldwide Clinical Trials, Inc., dated as of May 4, 2018 (assumed by Synaptogenix, Inc. on December 7, 2020).

10.17*	Second Amendment to the Amended and Restated Technology License by and between Neurotrope BioScience, Inc. and Cognitive Research Enterprises, Inc., dated November 29, 2018.

21.1	Subsidiaries of the Company (incorporated by reference from Exhibit 21.1 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on February 8, 2021).

31.1*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive Officer

31.2*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Financial And Accounting Officer

32.1*	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer (This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Schedules and exhibits omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant will furnish a copy of any omitted schedule or exhibit as a supplement to the SEC or its staff upon request.

†	Management contract or compensatory plan or arrangement.

+	Certain confidential portions of this Exhibit were omitted because the identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, thereunto duly authorized in the City of New York, New York, on March 30, 2021.

SYNAPTOGENIX, INC.

By:	/s/ Alan J. Tuchman, M.D.
Name:	Alan J. Tuchman, M.D.
Title:	Chief Executive Officer
(principal executive officer)

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Alan J. Tuchman, M.D. and Robert Weinstein (with full power to act alone), as his true and lawful attorneys-in-fact and agents, with full powers of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes, lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Alan J. Tuchman, M.D.	Chief Executive Officer and Director	March 30, 2021
Alan J. Tuchman, M.D.	(Principal Executive Officer)

/s/ Robert Weinstein	Chief Financial Officer	March 30, 2021
Robert Weinstein	(Principal Financial Accounting Officer)

/s/ Joshua N. Silverman	Director and Chairman of the Board	March 30, 2021
Joshua N. Silverman

/s/ William S. Singer	Director and Vice-Chairman of the Board	March 30, 2021
William S. Singer

/s/ Bruce T. Bernstein	Director	March 30, 2021
Bruce T. Bernstein

/s/ George Perry, Ph.D.	Director	March 30, 2021
George Perry, Ph.D.

/s/ Jonathan L. Schechter	Director	March 30, 2021
Jonathan L. Schechter

/s/ Daniel Alkon, M.D.	Director	March 30, 2021
Daniel Alkon, M.D.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Synaptogenix, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Synaptogenix, Inc. (the “Company”) as of December 31, 2020 and the combined balance sheet as of December 31, 2019, the related consolidated and combined statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2020, and the combined statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Friedman LLP

We have served as the Company’s auditor since 2013.

East Hanover, NJ

March 30, 2021

SYNAPTOGENIX, INC.

CONSOLIDATED AND COMBINED BALANCE SHEETS

	December 31,	December 31,
ASSETS	2020	2019
CURRENT ASSETS
Cash and cash equivalents	$5,795,055	$17,382,038
Grant receivable	127,445	-
Prepaid expenses and other current assets	806,289	494,112

TOTAL CURRENT ASSETS	6,728,789	17,876,150

Fixed assets, net of accumulated depreciation	22,212	21,671

TOTAL ASSETS	$6,751,001	$17,897,821

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$1,260,335	$413,081
Accrued expenses	352,154	65,975

TOTAL CURRENT LIABILITIES	1,612,489	479,056

Commitments and contingencies

SHAREHOLDERS' EQUITY
Parent company investment	-	17,418,765
Preferred stock - 1,000,000 shares authorized as of December 31, 2020, $0.0001 par value;
0 shares issued and outstanding as of December 31, 2020
Common stock - 150,000,000 shares authorized as of December 31, 2020, $0.0001 par value;	-	-
5,030,316 shares issued and outstanding as of December 31, 2020.	503	-
Additional paid-in capital	6,668,482	-
Accumulated deficit	(1,530,473)	-

TOTAL SHAREHOLDERS' EQUITY	5,138,512	17,418,765

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$6,751,001	$17,897,821

See accompanying notes to consolidated and combined financial statements.

SYNAPTOGENIX, INC.

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

	Year Ended	Year Ended
	December 31,	December 31,
	2020	2019
OPERATING EXPENSES:
Research and development	$3,069,034	$5,670,013
General and administrative - related party	28,362	270,856
General and administrative	8,059,014	9,572,588

TOTAL OPERATING EXPENSES	11,156,410	15,513,457

OTHER INCOME (EXPENSE):
Parent company warrant amendment expense	(1,700,000)	-
Interest income	153,213	378,707

Net loss before income taxes	12,703,197	15,134,750

Provision for income taxes	-	-

Net loss	12,703,197	15,134,750

Deemed dividend as a result of common stock and warrants issued pursuant to Spin-Off	2,427,000	-

Net loss attributable to common shareholders	$15,130,197	$15,134,750

PER SHARE DATA:

Basic and diluted loss per common share	$3.01	$3.01

Basic and diluted weighted average common shares outstanding	5,030,316	5,030,316

See accompanying notes to consolidated and combined financial statements.

SYNAPTOGENIX, INC.

CONSOLIDATED AND COMBINED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Year Ended December 31, 2019
					Additional	Parent
	Common Stock		Preferred Stock		Paid-In	Company	Accumulated
	Shares	Amount	Shares	Amount	Capital	Investment	Deficit	Total
Balance January 1, 2019	-	$-	$-	$-	$-	$26,521,309	$-	$26,521,309

Net change in Parent company investment	-	-	-	-	-	419,843	-	419,843

Parent company stock based compensation	-	-	-	-	-	4,182,000	-	4,182,000

Consulting services paid by issuance of Parent company common stock						352,748	-	352,748

Consulting services paid by issuance of Parent company common stock warrants						1,077,615	-	1,077,615

Net loss	-	-	-	-	-	(15,134,750)	-	(15,134,750)

Balance December 31, 2019	-	$-	$-	$-	$-	$17,418,765	$-	$17,418,765

	Year Ended December 31, 2020
					Additional	Parent
	Common Stock		Preferred Stock		Paid-In	Company	Accumulated
	Shares	Amount	Shares	Amount	Capital	Investment	Deficit	Total
Balance January 1, 2020	-	$-	-	$-	$-	$17,418,765	$-	$17,418,765

Parent company stock based compensation	-	-	-	-	-	1,701,376	-	1,701,376

Consulting services paid by issuance of Parent company common stock	-	-	-	-	-	120,000	-	120,000

Consulting services paid by issuance of Parent company common stock warrants	-	-	-	-	-	380,740	-	380,740

Parent company warrant amendment expense	-	-	-	-	-	1,700,000	-	1,700,000

Net loss	-	-	-	-	-	(11,172,724)	-	(11,172,724)

Net change in Parent company investment	-	-	-	-	-	16,524,189	-	16,524,189

Balance at December 2, 2020 (Spin-Off)	-	-	-	-	-	26,672,346	-	26,672,346

Distribution to Petros Pharmaceuticals,Inc. pursuant to merger of Neurotrope,Inc. with Metuchen Pharmaceuticals, LLC	-	-	-	-	-	(20,003,361)	-	(20,003,361)

Capitalization at spin-off	5,030,316	503			6,668,482	(6,668,985)	-	-

Net loss	-	-	-	-	-	-	(1,530,473)	(1,530,473)

Balance December 31, 2020	5,030,316	$503	$-	$-	$6,668,482	$-	$(1,530,473)	$5,138,512

See accompanying notes to consolidated and combined financial statements.

SYNAPTOGENIX, INC.

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	December 31, 2020	December 31, 2019
CASH FLOW USED IN OPERATING ACTIVITIES
Net loss	$(12,703,197)	$(15,134,750)
Adjustments to reconcile net loss to net
cash used by operating activities
Parent company stock based compensation	1,701,376	4,182,000
Consulting services paid by issuance of Parent company common stock	120,000	352,748
Consulting services paid by issuance of Parent company common stock warrants	380,740	1,077,615
Parent company warrant amendment expense	1,700,000	-
Depreciation expense	4,872	4,385
Change in assets and liabilities
(Increase) in grant receivable	(127,445)	-
(Increase) decrease in prepaid expenses	(312,177)	109,212
Increase (decrease) in accounts payable	847,254	(2,485,502)
Increase in accrued expenses	286,179	7,483
Total adjustments	4,600,799	3,247,941

Net Cash Used in Operating Activities	(8,102,398)	(11,886,809)

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchase of fixed assets	(5,413)	(5,214)

Net Cash Used in Investing Activities	(5,413)	(5,214)

CASH FLOWS FROM FINANCING ACTIVITIES
Net transfer from parent	16,524,189	419,843
Distribution to Petros Pharmaceuticals,Inc. pursuant to merger of
Neurotrope,Inc. with Metuchen Pharmaceuticals, LLC	(20,003,361)	-

Net Cash (Used in) Provided by Financing Activities	(3,479,172)	419,843

NET DECREASE IN CASH AND EQUIVALENTS	(11,586,983)	(11,472,180)

CASH AND EQUIVALENTS AT BEGINNING OF YEAR	17,382,038	28,854,218

CASH AND EQUIVALENTS AT END OF YEAR	$5,795,055	$17,382,038

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Deemed dividend as a result of common stock and warrants issued pursuant to Spin-Off	$2,427,000	$-

See accompanying notes to consolidated and combined financial statements.

SYNAPTOGENIX, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Note 1 – Organization, Business, Risks and Uncertainties:

Organization and Business

On May 17, 2020, Neurotrope, Inc. (“Neurotrope” or “the Parent”) announced plans for the complete legal and structural separation of its wholly owned subsidiary, Neurotrope Bioscience, Inc. from Neurotrope (the “Spin-Off”). Under the Separation and Distribution Agreement, Neurotrope planned to distribute all of its equity interest in this wholly owned subsidiary to Neurotrope’s stockholders. Following the Spin-Off, Neurotrope would not own any equity interest in the Company, and we would operate independently from Neurotrope. On December 7, 2020 we became an independent company, Synaptogenix, Inc., a Delaware corporation (formerly known as Neurotrope Bioscience, Inc.) (the “Company” or “Synaptogenix”). We are publicly traded as Synaptogenix on the OTCQB market of the OTC Markets Group, Inc.

On December 6, 2020, Neurotrope approved the final distribution ratio and holders of record of Neurotrope common stock, Neurotrope preferred stock and certain warrant holders as of November 30, 2020 (the “Spin-Off Record Date”) received a pro rata distribution at the rate of (i) one share of Synaptogenix, Inc. common stock for every five shares of Neurotrope common stock held, (ii) one share of Synaptogenix, Inc. common stock for every five shares of Neurotrope common stock issuable upon conversion of Neurotrope preferred stock held and (iii) one share of Synaptogenix, Inc. common stock for every five shares of Neurotrope common stock issuable upon exercise of certain Neurotrope warrants held that were entitled to participate in the Spin-Off pursuant to the terms thereof (collectively, the “Distribution”).

Neurotrope Bioscience, Inc. was incorporated in Delaware on October 31, 2012 to advance new therapeutic and diagnostic technologies in the field of neurodegenerative disease, primarily Alzheimer’s disease (“AD”). The Company is collaborating with Cognitive Research Enterprises, Inc. (formerly known as the Blanchette Rockefeller Neurosciences Institute, or BRNI) (“CRE”), a related party, in this process. The exclusive rights to certain technology were licensed by CRE to the Company on February 28, 2013 (see Note 4 - Related Party Transactions and Licensing / Research Agreements).

Spin-Off from Neurotrope

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

As a condition to the Mergers, Neurotrope approved a transaction (the “Spin-Off”), which became effective on December 7, 2020, whereby (i) any cash in excess of $20,000,000, subject to adjustment as provided in the Merger Agreement, and all of the operating assets and liabilities of Neurotrope not retained by Neurotrope in connection with the Mergers were contributed to Neurotrope Bioscience, Inc., and (ii) holders of record of Neurotrope common stock, Neurotrope preferred stock and certain warrants that were not amended and restated as of the Spin-Off Record Date received a pro rata distribution at the rate of (i) one share of Synaptogenix, Inc. common stock for every five shares of Neurotrope common stock held, (ii) one share of Synaptogenix common stock for every five shares of Neurotrope common stock issuable upon conversion of Neurotrope preferred stock held and (iii) one share of Synaptogenix, Inc. common stock for every five shares of Neurotrope common stock issuable upon exercise of certain Neurotrope warrants held that were entitled to participate in the Spin-Off pursuant to the terms thereof (collectively, the “Distribution”). Any fractional shares were paid in cash.

The holders of Neurotrope’s amended and restated warrants to purchase 19,556,629 shares of Neurotrope common stock (the “A&R Warrants”) received 3,911,326 warrants to purchase shares of Synaptogenix common stock upon the exercise of such A&R Warrants held as of the Spin-Off Record Date (collectively, the “Spin-Off Warrants”). All the warrants have five year terms from December 2, 2020. See Note 8 – Common Stock Warrants.

On December 7, 2020, the Company filed an amended and restated certificate of incorporation which, among other things, changed its name to Synaptogenix.

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

Changes of Management and Board of Directors

On December 1, 2020), Charles S. Ryan, J.D., Ph.D. was terminated from his employment with Neurotrope , including his positions as the Chief Executive Officer of Neurotrope and any and all other positions, including Board memberships, that Dr. Ryan held with Neurotrope, or any of Neurotrope’s subsidiaries or other affiliated entities.

On December 7, 2020, the Company entered into an agreement with Alan J. Tuchman, M.D., pursuant to which Dr. Tuchman will serve as the Company’s Chief Executive Officer, commencing on December 7, 2020. In addition, in connection with his appointment as the Company’s Chief Executive Officer, Dr. Tuchman was appointed to the board of directors of the Company. See Note 5.

Liquidity Uncertainties

As of December 31, 2020, we had approximately $5.8 million in cash and cash equivalents as compared to $17.4 million at December 31, 2019. The Company expects that its current cash and cash equivalents, $15.3 million as of the financial reporting date, to be sufficient to support its projected operating requirements for at least the next 12 months from this Form 10-K filing date. The operating requirements include the current development plan for bryostatin-1, our novel drug targeting the activation of PKC epsilon.

The Company expects to need additional capital in order to initiate and pursue potential additional development projects, including the continuing development beyond the current 2020 Phase 2 trial (See Note 5). Any additional equity financing, if available, may not be on favorable terms and would likely be significantly dilutive to the Company’s current stockholders and debt financing, if available, may involve restrictive covenants. If the Company is able to access funds through collaborative or licensing arrangements, it may be required to relinquish rights to some of its technologies or product candidates that the Company would otherwise seek to develop or commercialize on its own, on terms that are not favorable to the Company. The Company’s ability to access capital when needed is not assured and, if not achieved on a timely basis, will likely have a materially adverse effect on our business, financial condition and results of operations.

Other Risks and Uncertainties

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

CRE has entered into a material transfer agreement with the National Cancer Institute of the National Institutes of Health (“NCI”), pursuant to which the NCI has agreed to supply bryostatin required for the Company’s pre-clinical research and clinical trials. This agreement does not provide for a sufficient amount of bryostatin to support the completion of all of the clinical trials that the Company is required to conduct in order to seek U.S. Food and Drug Administration (“FDA”). Therefore, CRE or the Company would have to enter into one or more subsequent agreements with the NCI for the supply of additional amounts of bryostatin. If CRE or the Company were unable to secure such additional agreements, or if the NCI otherwise discontinues the supply, the Company would have to either secure another source of bryostatin or discontinue its efforts to develop and commercialize bryostatin for the treatment of AD. In June 2020, the Company entered into a supply agreement (the "Supply Agreement") with BryoLogyx Inc. ("BryoLogyx"), pursuant to which BryoLogyx agreed to be the Company's exclusive supplier of synthetic Bryostatin-1. Pursuant to the terms of the Supply Agreement, the Company placed and received its initial order of one gram synthetic Bryostatin-1.

The Company also faces the ongoing risk that the coronavirus pandemic may slow, for an unforeseeable period, the conduct of the Company’s trial. In order to prioritize patient health and that of the investigators at clinical trial sites, we will monitor enrollment of new patients in our 2020 Phase 2 clinical trial. In addition, some patients may be unwilling to enroll in our trials or be unable to comply with clinical trial protocols if quarantines or travel restrictions impede patient movement or interrupt healthcare services. These and other factors outside of our control could delay our ability to conduct clinical trials or release clinical trial results. In addition, the effects of the ongoing coronavirus pandemic may also increase non-trial costs such as insurance premiums, increase the demand for and cost of capital, increase loss of work time from key personnel, and negatively impact our key clinical trial vendors and suppliers. The full extent to which the COVID-19 pandemic impacts the clinical development of Bryostatin-1, the Company’s suppliers and other partners, will depend on future developments that cannot be predicted at this time.

Note 2 – Summary of Significant Accounting Policies:

Basis of Presentation

Subsequent to the Spin-Off, the Company’s financial statements as of December 31, 2020 and for the period December 7, 2020 to December 30, 2020 are presented on a consolidated basis as the Company became a standalone public company on December 7, 2020. The Company’s combined financial statements as of December 31, 2019 and for the year ended December 31, 2019 as well as the period from January 1, 2020 through December 6, 2020 that is included in the results of operations for the year ended December 31, 2020 were derived from the consolidated financial statements and accounting records of Neurotrope, the former Parent. These combined financial statements reflect the historical results of operations, financial position and cash flows of the former Parent’s Spin-Off business which was a wholly owned subsidiary of Neurotrope, Neurotope Bioscience, Inc., and represented substantially all the business of Neurotrope. These financial statements reflect our financial position, results of operations and cash flows as we were historically managed, in conformity with accounting principles generally accepted in the United States (“GAAP”).

All intercompany transactions between the Company and Neurotrope have been included in our financial statements and are considered to be effectively settled for cash at the time the Spin-Off was recorded. The total net effect of the settlement of these intercompany transactions is reflected in our statements of cash flow as a financing activity and in the balance sheets as “Parent company investment”. See Note 9.

Use of Estimates:

The preparation of financial statements in conformity with GAAP requires management to make significant estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of expenses during the reporting period. Management evaluates its estimates on an ongoing basis using historical experience and other factors, including the general economic environment and actions it may take in the future. The Company adjusts such estimates when facts and circumstances dictate. However, these estimates may involve significant uncertainties and judgments and cannot be determined with precision. In addition, these estimates are based on management’s best judgment at a point in time and as such these estimates may ultimately differ from actual results. Changes in estimates resulting from weakness in the economic environment or other factors beyond the Company’s control could be material and would be reflected in the Company’s financial statements in future periods.

Cash and Cash Equivalents and Concentration of Credit Risk:

The Company considers all highly liquid cash investments with an original maturity of three months or less when purchased to be cash equivalents. At December 31, 2020, the Company’s cash balances that exceed the current insured amounts under the Federal Deposit Insurance Corporation (“FDIC”) were approximately $2.1 million. In addition, approximately $3.7 million included in cash and cash equivalents were invested in a money market fund, which is not insured under the FDIC. Cash and cash equivalents are held in banks or in custodial accounts with banks. Cash equivalents are defined as all liquid investments and money market funds with maturity from date of purchase of 90 days or less that are readily convertible into cash.

Fixed Assets and Leases:

Accounting Standard Codification (“ASC”) 842, Leases, was adopted for the fiscal year beginning on January 1, 2019. All leases with a lease term greater than 12 months, regardless of lease type classification, are recorded as an obligation on the balance sheet with a corresponding right-of-use asset. The Company does not have any leases greater than 12 months in duration, hence, the adoption of this standard did not have a material impact to its financial statements.

Fixed assets are stated at cost less accumulated depreciation. Depreciation is computed on a straight line basis over the estimated useful life of the asset, which is deemed to be between three and ten years.

Research and Development Costs:

All research and development costs, including costs to maintain or expand the Company’s patent portfolio licensed from CRE are expensed when incurred. Non-refundable advance payments for research and development are capitalized because the right to receive those services represents an economic benefit. Such capitalized advances will be expensed when the services occur and the economic benefit is realized. There were no capitalized research and development services at December 31, 2020 and December 31, 2019.

Loss Per Common Share:

On the Spin Off date, 5,030,316 shares of the Company’s Common Stock were distributed to Neurotrope stockholders as of November 30, 2020 (the Record Date). This share amount was being utilized for the calculation of basic earnings (loss) per share (“EPS”) for the periods prior to the Spin-Off because the Company was a wholly-owned subsidiary of Neurotrope prior to the Spin Off date. For the periods after the Spin-Off Date, EPS attributable to the Company’s common stockholders is based upon net income (loss) attributable to the Company’s common stockholders divided by the weighted-average number of common shares outstanding during the period. For the periods when a net loss is reported, the computation of diluted EPS equals the basic EPS calculation since common stock equivalents were antidilutive due to losses from continuing operations.

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

The Company had federal and state net operating loss carryforwards for income tax purposes of approximately $73 million for the period from October 31, 2012 (inception) through December 31, 2020. The net operating loss carryforwards resulted in a deferred tax asset of approximately $15.3 million at December 31, 2020. Income tax effects of share-based payments are recognized in the financial statements for those awards that will normally result in tax deductions under existing tax law. The deferred tax asset is offset by a full valuation allowance.

We (collectively with Neurotrope, Inc. / Petros Pharmaceuticals, Inc.) may be subject to significant U.S. federal income tax-related liabilities with respect to our prior distribution of all of the issued and outstanding shares of the common stock of Neurotrope Bioscience, Inc., the former subsidiary of Neurotrope, to our stockholders as of and on November 30, 2020 (the “Spin-Off”), if there is a determination that the Spin-Off is taxable for U.S. federal income tax purposes. In connection with the Spin-Off, we believe that substantially to the effect that, among other things, the Spin-Off should qualify as a tax-free transaction for U.S. federal income tax purposes under Section 355 and Section 368(a)(1)(D) of the Code. If the conclusions of the tax opinions are not correct, or if the Spin-Off is otherwise ultimately determined to be a taxable transaction, we would be liable for U.S. federal income tax related liabilities.

Under Section 382 of the Internal Revenue Code of 1986, as amended, changes in the Company’s ownership may limit the amount of its net operating loss carryforwards that could be utilized annually to offset future taxable income, if any. This limitation would generally apply in the event of a cumulative change in ownership of the Company of more than 50% within a three-year period. In addition, the significant historical operating losses incurred by the Company may limit the amount of its net operating loss carryforwards that could be utilized annually to offset future taxable income, if any. The Company believes that operating loss carryforwards are limit under Section 382 limitations.

The Company has concluded that there are no significant uncertain tax positions requiring recognition in the accompanying financial statements. The tax period that is subject to examination by major tax jurisdictions is generally three years from the date of filing.

Pursuant to the Separation Agreement (the “Separation Agreement”) and the Tax Matters Agreement (the “Tax Matters Agreement”) with Neurotrope, both dated December 6, 2020, Neurotrope agreed to indemnify Synaptogenix for certain liabilities, and Synaptogenix agreed to indemnify Neurotrope for certain liabilities, in each case for uncapped amounts. Indemnities that Synaptogenix may be required to provide Neurotrope are not subject to any cap, may be significant and could negatively impact Synaptogenix’s business, particularly with respect to indemnities provided in the Tax Matters Agreement. Third parties could also seek to hold Synaptogenix responsible for any of the liabilities that Neurotrope has agreed to retain. Any amounts Synaptogenix is required to pay pursuant to these indemnification obligations and other liabilities could require Synaptogenix to divert cash that would otherwise have been used in furtherance of its operating business. Further, the indemnity from Neurotrope may not be sufficient to protect Synaptogenix against the full amount of such liabilities, and Neurotrope may not be able to fully satisfy its indemnification obligations. Moreover, even if Synaptogenix ultimately succeeds in recovering from Neurotrope any amounts for which Synaptogenix is held liable, Synaptogenix may be temporarily required to bear these losses ourselves.

Expense reimbursement for grant award

The Company is reducing research and development expenses by funding from a National Institutes of Health (“NIH”) grant during the period that the expenses are incurred. For the year ending December 31, 2020, the Company recorded a reduction to expenses incurred and a corresponding grant receivable for its current Phase 2 clinical trial of $975,066. Of this amount, $847,621 was received during the fourth quarter of 2020 with the remaining amount received during January 2021.

Of the total $2.7 million available from the NIH grant, approximately $1 million was received for trial-related expenses incurred during the period April 2020 to March 2021 with the remaining $1.7 million available for reimbursement during the period April 2021 to March 2022.  The Company believes it will receive the maximum reimbursements under the grant.

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

Note 3– Collaborative Agreements and Commitments:

Stanford License Agreements

On May 12, 2014, the Company entered into a license agreement (the “Stanford Agreement”) with The Board of Trustees of The Leland Stanford Junior University (“Stanford”), pursuant to which Stanford has granted to the Company a revenue-bearing, world-wide right and exclusive license, with the right to grant sublicenses (on certain conditions), under certain patent rights and related technology for the use of bryostatin structural derivatives, known as “bryologs,” for use in the treatment of central nervous system disorders, lysosomal storage diseases, stroke, cardio protection and traumatic brain injury, for the life of the licensed patents. The Company is required to use commercially reasonable efforts to develop, manufacture and sell products (“Licensed Products”) in the Licensed Field of Use (as defined) during the term of the licensing agreement which expires upon the termination of the last valid claim of any licensed patent under this agreement. In addition, the Company must meet specific diligence milestones, and upon meeting such milestones, make specific milestone payments to Stanford. The Company must also pay Stanford royalties of 3% of net sales, if any, of Licensed Products (as defined) and milestone payments of up to $3.7 million dependent upon stage of product development. As of December 31, 2020, no royalties nor milestone payments have been required.

On January 19, 2017, the Company entered into an additional, second license agreement with Stanford, pursuant to which Stanford has granted to the Company a revenue-bearing, world-wide right and exclusive license, with the right to grant sublicenses (on certain conditions), under certain patent rights and related technology for the use of “Bryostatin Compounds and Methods of Preparing the Same,” or synthesized bryostatin, for use in the treatment of neurological diseases, cognitive dysfunction and psychiatric disorders, for the life of the licensed patents. The Company paid Stanford $70,000 upon executing the license and is obligated to pay an additional $10,000 annually as a license maintenance fee. In addition, based upon certain milestones which include product development and commercialization, the Company is required to pay up to an additional $2.1 million and between 1.5% and 4.5% royalty payments on certain revenues generated by the Company relating to the licensed technology. The Company has made all required annual maintenance payments. As of December 31, 2020, no royalties nor milestone payments have been required.

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

The Company is required to pay Mt. Sinai milestone payments of $2 million upon approval of a new drug approval (“NDA”) in the United States and an additional $1.5 million for an NDA approval in the European Union or Japan. In addition, the Company is required to pay Mt. Sinai royalties on net sales of licensed product of 2.0% for up to $250 million of net sales and 3.0% of net sales over $250 million. Since inception, the Company has paid Mt. Sinai approximately $160,000 consisting of licensing fees of $85,000 plus development costs and patent fees of approximately $75,000. As of December 31, 2020, no royalties nor milestone payments have been required.

Agreements with BryoLogyx

On June 9, 2020, the Company entered into a supply agreement (the “Supply Agreement”) with BryoLogyx Inc. (“BryoLogyx”), pursuant to which BryoLogyx agreed to serve as the Company’s exclusive supplier of synthetic Bryostatin-1. Pursuant to the terms of the Supply Agreement, the Company placed an initial order and subsequently received one gram of current good manufacturing practice (“cGMP”) synthetic Bryostatin-1 as an active pharmaceutical ingredient to be used in a drug product (“API”). The Company may place additional orders for API beyond the initial order by making a written request to BryoLogyx no later than six months prior to the requested delivery date.

In connection with the Supply Agreement, on June 9, 2020, the Company entered into a transfer agreement (the “Transfer Agreement”) with BryoLogyx. Pursuant to the terms of the Transfer Agreement, the Company agreed to assign and transfer to BryoLogyx all of the Company’s right, title and interest in and to that certain Cooperative Research and Development Agreement, dated as of January 29, 2019 (the “CRADA”), by and between the Company and the U.S. Department of Health and Human Services, as represented by the NCI, under which Bryostatin-1’s ability to modulate CD22 in patients with relapsed/refractory CD22+ disease has been evaluated to date. The transfer is subject to the receipt of NCI’s consent. Pursuant to guidance provided by NCI, the Company CRADA has been cancelled and BryoLogyx has initiated a request for a new CRADA in its name. BryoLogyx will be filing its own investigational new drug application (“IND”) for CD22 with the FDA. As consideration for the transfer of rights to the CRADA, BryoLogyx has agreed to pay to the Company 2% of the gross revenue received in connection with the sale of bryostatin products, up to an aggregate payment amount of $1 million. No such revenues have been earned as of December 31, 2020.

Note 4– Related Party Transactions and Licensing / Research Agreements:

Cognitive Research Enterprises, Inc. (“CRE”)

James Gottlieb, who resigned as a director of Neurotrope, Inc. on February 21, 2020, serves as a director of CRE, and Shana Phares, who resigned as a director of Neurotrope, Inc. on February 25, 2020, served as President and Chief Executive Officer of CRE. CRE is a stockholder of a corporation, Neuroscience Research Ventures, Inc. (“NRV, Inc.”), which owned less than 1.0% of the Company’s outstanding common stock as of December 31, 2020.

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

After Neurotrope’s initial Series A Stock financing, the CRE License Agreement required the Company to enter into scope of work agreements with CRE as the preferred service provider for any research and development services or other related scientific assistance and support services. There were no such statements of work agreements required to be entered into during the years ended December 31, 2020 or 2019.

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

Note 5 – Commitments and Contingencies:

Clinical Trial Services Agreements

On May 4, 2018, the Company executed a Services Agreement (the “2018 Services Agreement”) with WCT. The 2018 Services Agreement related to services for the Company’s Phase 2 confirmatory clinical study assessing the safety, tolerability and efficacy of bryostatin in the treatment of moderately severe to severe AD (the “2018 Study”). Pursuant to the terms of the 2018 Services Agreement, WCT provided services to target enrollment of approximately one hundred (100) 2018 Study subjects. The Company has incurred all of the expenses associated with the 2018 Services Agreement as of December 31, 2020.

On July 23, 2020, the Company entered into the 2020 Services Agreement with WCT. The 2020 Services Agreement relates to services for the current Phase 2 clinical trial assessing the safety, tolerability and long-term efficacy of bryostatin in the treatment of moderately severe AD subjects not receiving memantine treatment (the 2020 Study).

Pursuant to the terms of the 2020 Services Agreement, WCT is providing services to enroll approximately one hundred (100) 2020 Study subjects, which enrollment is currently underway. The first 2020 Study site was initiated during the third quarter of 2020. The total estimated budget for the services, including pass-through costs, is approximately $9.8 million. As previously disclosed, the Company was awarded a $2.7 million grant from the NIH, which award will be used to support the 2020 Study, resulting in an estimated net budgeted cost of the 2020 Study to the Company of $7.1 million. The NIH grant provides for funds in the first year, which began in April 2020, of approximately $1.0 million and funding in year two, which begins April 2021, of approximately $1.7 million. In connection with their entry into the 2020 Services Agreement and letter of intent, WCT invoiced the Company for the following advance payments: (i) services fees of approximately $943,000; (ii) pass-through expenses of approximately $266,000; and (iii) investigator/institute fees of approximately $314,000, which were paid as of December 31, 2020. Remaining amounts due to WCT will be paid as services and related expenses are incurred. The Company may terminate the 2020 Services Agreement without cause upon sixty (60) days prior written notice.

As of December 31, 2020, approximately $2.2 million has been funded against the total trial cost. The Company incurred approximately $1.9 million of expenses associated with the current Phase 2 clinical trial for the year ended December 31, 2020, with approximately $0.9 million of the expense incurred credited to the $1.5 million advance payment. As of December 31, 2020, approximately $674,000 of WCT prepayments is included as a prepaid expense and other current assets and $624,000 which is included in accounts payable in the accompanying balance sheet.

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

Effective as of June 1, 2019, the Company entered into a consulting agreement with Katalyst Securities LLC (“Katalyst”), pursuant to which Katalyst provided investment banking consulting services to the Company and Neurotrope (the “Katalyst Agreement”). The term of the agreement continued until it was canceled As consideration for its services under the Katalyst Agreement, the Company paid Katalyst $25,000 per month thru December 1, 2020, plus five-year warrants to purchase 18,000 shares of Neurotrope’s common stock on the effective date of the Katalyst Agreement and on each of the three-month anniversaries following the effective date with the last issuance on December 1, 2020. The warrants have an exercise price equal to the closing price of Neurotrope’s stock on the dates of issuances. Katalyst’s cash and stock-based compensation is included as general and administrative expenses in the Company’s statement of operations.

Effective as of January 1, 2021, the Company entered into an amended consulting agreement with Katalyst reducing the cash payment to $20,000 per month. In addition, on February 16, 2021, Katalyst was granted warrants to purchase 100,000 shares of the Company’s common stock at $2.865 per share. All other terms and conditions of the Katalyst Agreement remain unchanged.

Effective as of June 5, 2019, the Company entered into a consulting agreement with GP Nurmenkari, Inc. (“GPN”) (the “GPN Agreement”), pursuant to which GPN agreed to provide investment banking consulting services to the Company and Neurotrope. The term of the agreement continued until December 1, 2020. As consideration for its services under the GPN Agreement, the Company agreed to pay to GPN $8,000 per month, plus five-year warrants to purchase 4,800 shares of Neurotrope’s common stock on the effective date and on each of the three-month anniversaries following the effective date. The warrants have an exercise price equal to the closing price of Neurotrope’s stock on the dates of issuances. On February 1, 2020, the Company amended the GPN Agreement, increasing the cash compensation to $17,500 per month thru November 30, 2020 and increasing the number of warrants issued each three-month period to 10,000, with the last issuance on December 1, 2020.  GPN’s cash and stock-based compensation is included as general and administrative expenses in the Company’s statement of operations.

Effective as of January 1, 2021, the Company entered into an amended consulting agreement with GPN reducing the cash payment to $12,000 per month. In addition, on February 16, 2021, GPN was granted warrants to purchase 40,000 shares of the Company’s common stock at $2.865 per share. All other terms and conditions of the GPN

Employment Agreements

On December 7, 2020, the Company entered into an offer letter (the “Offer Letter”) with Alan J. Tuchman, M.D., pursuant to which Dr. Tuchman agreed to serve as the Company’s Chief Executive Officer, commencing on December 7, 2020. In addition, in connection with his appointment as the Company’s Chief Executive Officer, Dr. Tuchman was appointed to the board of directors of the Company. Dr. Tuchman will receive an initial annual base salary of $222,000, with an annual discretionary bonus of up to 50% of his base salary then in effect. Dr. Tuchman also received an initial equity grant (subject to Board approval which was received in January 2021) of options to purchase a number of shares of common stock equal to at least 1% of the Company’s outstanding shares of common stock immediately following the Spin-Off. The option will vest with respect to 25% on each of the first, second, third and fourth quarterly anniversaries from the Start Date, subject to Dr. Tuchman’s continued employment with the Company.

The term of Dr. Tuchman’s employment pursuant to the Offer Letter is one year, which shall be extended automatically for six month periods unless either party gives timely written notice. Pursuant to the Offer Letter, if Dr. Tuchman is terminated during the period that is within six months from the Start Date, Dr. Tuchman will receive compensation totaling a minimum of 50% of his annualized salary. If Dr. Tuchman is terminated within the period which is after six months from the Start Date and before the one year anniversary of the Start Date, Dr. Tuchman will receive severance equal to one (1) month of his base salary. If Dr. Tuchman is terminated within the period which is after the one year anniversary of the Start Date, Dr. Tuchman will receive severance equal to two (2) months of his base salary.

On December 1, 2020 (the “Separation Date”), Charles S. Ryan, J.D., Ph.D. was terminated from his employment with Neurotrope and Synaptogenix, including his positions as the Chief Executive Officer of Neurotrope and any and all other positions, including Board memberships, that Dr. Ryan held with Neurotrope or any of Neurotrope’s subsidiaries or other affiliated entities.

In connection with Dr. Ryan’s termination, Synaptogenix and Dr. Ryan entered into a Separation Agreement, dated as of December 7, 2020 (the “Charles Ryan Separation Agreement”). Pursuant to the Charles Ryan Separation Agreement, Dr. Ryan is entitled to receive the following separation benefits in consideration of, and subject to, Dr. Ryan’s compliance with his continuing obligations under the Charles Ryan Separation Agreement and all other agreements between Dr. Ryan and the Company, and provided that Dr. Ryan does not revoke the Charles Ryan Separation Agreement: (i) payment of twelve (12) months of Dr. Ryan’s base salary as of the Separation Date of $425,000; (ii) a cash bonus in an amount equal to $225,000; and (iii) payment of Dr. Ryan’s COBRA premiums for the period starting on the Charles Ryan Separation Date and ending on the earliest to occur of (x) 12 months following the Separation Date; (y) the date Dr. Ryan is no longer eligible under COBRA and (z) the date that Dr. Ryan obtains employment that offers group health benefits. Total commitment pursuant to the Charles Ryan Separation Agreement is approximately $660,000. Pursuant to the employee leasing agreement as part of the Merger Agreement, 50% of any payments to Dr. Ryan will be reimbursed by Metuchen. As of February 24, 2021, approximately $320,000 has been paid of which approximately $160,000 has been reimbursed by Metuchen. As of December 31, 2020, the remainder of the severance obligation is included in accrued expenses on the Company’s balance sheet. As of December 2, 2020, the employee leasing agreement has been terminated.

See Notes 3 and 4 for Collaboration and License Agreement related commitments.

Contingencies

Pursuant to the Separation Agreement and Tax Matters Agreement with Neurotrope, Neurotrope agreed to indemnify Synaptogenix for certain liabilities, and Synaptogenix agreed to indemnify Neurotrope for certain liabilities, in each case for uncapped amounts. Indemnities that Synaptogenix may be required to provide Neurotrope are not subject to any cap, may be significant and could negatively impact Synaptogenix’s business, particularly with respect to indemnities provided in the Tax Matters Agreement. Third parties could also seek to hold Synaptogenix responsible for any of the liabilities that Neurotrope has agreed to retain. Any amounts Synaptogenix is required to pay pursuant to these indemnification obligations and other liabilities could require Synaptogenix to divert cash that would otherwise have been used in furtherance of its operating business. Further, the indemnity from Neurotrope may not be sufficient to protect Synaptogenix against the full amount of such liabilities, and Neurotrope may not be able to fully satisfy its indemnification obligations. Moreover, even if Synaptogenix ultimately succeeds in recovering from Neurotrope any amounts for which Synaptogenix is held liable, Synaptogenix may be temporarily required to bear these losses ourselves. As of the reporting date, there are no claims relating to the indemnification agreement.

Note 6 – Stockholders’ Equity

On December 7, 2020, the Company completed its Spin-Off from Neurotrope and issued 5,030,316 of common stock to stakeholders of Neurotrope. The shares issues were determined by the number of Neurotrope shares held by each shareholder multiplied by the exchange rate of .20 shares of Synaptogenix for each share of Neurotrope, held on November 30, 2020, the record date of the Spin-Off. In addition, common shares were issued to Neurotrope. warrant holders that chose not to amend their warrants pursuant to the amendments offered to all Series E, F, G and H warrant holders.

The Company’s certificate of incorporation authorizes it to issue 150,000,000 shares of common stock, par value $0.0001 per share and 1,000,000 shares of preferred stock, par value $0.0001 per share.

The holders of the Company’s common stock are entitled to receive dividends out of assets or funds legally available for the payment of dividends at such times and in such amounts as the Board from time to time may determine. To date, the Company has not paid dividends on its common stock. Holders of the Company’s common stock are entitled to one vote for each share held on all matters submitted to a vote of stockholders. There is no cumulative voting of the election of directors then standing for election. The Company’s common stock is not entitled to pre-emptive rights and is not subject to conversion or redemption. Upon liquidation, dissolution or winding up of the Company, the assets legally available for distribution to stockholders are distributable ratably among the holders of the Company’s common stock after payment of liabilities, accrued dividends and liquidation preferences, if any. Each outstanding share of the Company’s common stock is duly and validly issued, fully paid and non-assessable.

As of February 9, 2021, the Company had 14,032,516 outstanding shares of common stock issued and outstanding.

January 2021 Private Placement

On January 21, 2021, the Company entered into Securities Purchase Agreements (the “Purchase Agreement”) with certain accredited investors (the “Purchasers”) to issue (a) an aggregate of 9,335,533 shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) and/or prefunded warrants to purchase shares of Common Stock at an exercise price of $0.01 per share (the “Pre-Funded Warrants”), (b) Series E warrants to purchase 9,335,533 shares of Common Stock, with an exercise price of $2.1275 per share (subject to adjustment), for a period of twelve months from the date of an effective registration statement (the “Series E Warrants”) and (c) Series F warrants to purchase up to an aggregate of 9,335,533 shares of Common stock, with an exercise price of $1.725 per share (subject to adjustment), for a period of five years from the date of issuance (the “Series F Warrants” and together with the Series E Warrants, the “Warrants”) at a combined purchase price of $1.50 per share of Common Stock and Warrants (the “Offering”). The Company received total gross proceeds of approximately $14,000,000 in Offering.

In connection with the Purchase Agreement, the Company and the Purchasers entered into a Registration Rights Agreement (the “Registration Rights Agreement”) on January 21, 2021. Under the terms of the Registration Rights Agreement, the Company agreed to register the shares of Common Stock and the shares of Common Stock issuable upon exercise of the Warrants and the Pre-Funded Warrants sold to the Buyers pursuant to the Purchase Agreement. The Company is required to file a registration statement for the resale of such securities within 30 days following the closing date and to use its commercially reasonable efforts to cause each such registration statement to be declared effective no later than the earlier of (i) 120 days following the closing date (or 150 days following the closing date if the Securities and Exchange Commission (the “SEC”) causes a delay) and (ii) the fifth business day after the Company is notified that the registration statement will not be further reviewed. The Company may incur liquidated damages if it does not meet certain deadlines with respect to its registration obligations under the Registration Rights Agreement or if certain other events occur. The Company also agreed to other customary obligations regarding registration, including indemnification and maintenance of the effectiveness of the registration statement. Pursuant to the Registration Rights Agreement, on February 8, 2021, the Company filed a registration statement on Form S-1 (File No. 333-252822) (the “Registration Statement”) to register the shares of Common Stock and the shares of Common Stock issuable upon exercise of the Warrants and the Pre-Funded Warrants. As of the reporting date, the Registration Statement had not been declared effective by the SEC.

In connection with the Offering, we paid our Placement Agents (i) a cash fee equal to ten percent (10)% of the gross proceeds from any sale of securities in the Offering sold to Purchasers introduced by the Placement Agent and (ii) warrants to purchase shares of Common Stock equal to ten percent (10)% of the number of shares of Common Stock sold to Purchasers introduced by the Placement Agent, with an exercise price of $1.725 per share and a five-year term.

Adoption of a Shareholder Rights Plan

On January 13, 2021, we adopted a shareholder rights plan (the “Rights Plan”). The Rights Plan is intended to protect the interests of our stockholders and enable them to realize the full potential value of their investment by reducing the likelihood that any person or group gains control of us, through open market accumulation or other tactics, without appropriately compensating all stockholders. Pursuant to the Rights Plan, we will issue, by means of a dividend, one preferred share purchase right for each outstanding share of our Common Stock to shareholders of record on the close of business on January 25, 2021. Initially, these Rights will trade with, and be represented by, the shares of our Common Stock. The Rights will generally become exercisable only if any person (or any persons acting as a group) acquires 15% or more of our outstanding Common Stock (the “Acquiring Person”) in a transaction not approved by the Board, subject to certain exceptions, as explained below.

If the Rights become exercisable, all holders of Rights, other than the Acquiring Person, will be entitled to acquire shares of the Company’s common stock at a 50% discount or the Company may exchange each Right held by such holders for one share of its common stock. In such situation, Rights held by the Acquiring Person would become void and will not be exercisable. If any person at the time of the first public announcement of the Rights Plan owns more than the triggering percentage, then that stockholder's existing ownership percentage will be grandfathered, although, with certain exceptions, the Rights will become exercisable if at any time after the announcement of the Rights Plan such stockholder increases its ownership of the Company's common stock.

On January 13, 2021, the Board declared a dividend of one preferred share purchase right (a “Right”), payable on January 25, 2021, for each share of common stock, par value $0.0001 per share, of the Company (the “Common Shares”) outstanding on January 25, 2021 (the “Record Date”) to the stockholders of record on that date. In connection with the distribution of the Rights, the Company entered into a Rights Agreement (the “Rights Agreement”), dated as of January 19, 2021, between the Company and Philadelphia Stock Transfer, Inc., as rights agent. Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Preferred Stock, par value $0.001 per share (the “Preferred Shares”), of the Company at a price of $20 per one one-thousandth of a Preferred Share represented by a Right (the “Purchase Price”), subject to adjustment.

Unless earlier redeemed, terminated or exchanged pursuant to the terms of the Rights Plan, the Rights will expire at the close of business on January 13, 2023. The Board may terminate the Rights Plan before that date if the Board determines that there is no longer a threat to shareholder value.

Note 7 – Stock Options

2020 Equity Incentive Plan

Upon completion of the Spin-Off, the Company’s 2020 Equity Incentive Plan (the “2020 Plan”) became effective on December 7, 2020. The total number of securities available for grant under the 2020 Plan is 1,000,000 shares of common stock, subject to adjustment. The Compensation Committee of the Company’s board of directors (the “Committee”) will administer the 2020 Plan and have full power to grant stock options and common stock, construe and interpret the 2020 Plan, establish rules and regulations and perform all other acts, including the delegation of administrative responsibilities, as it believes reasonable and proper. The Committee, in its absolute discretion, may award common stock to employees, consultants, and directors of the Company, and such other persons as the Committee may select, and permit holders of options to exercise such options prior to full vesting.  Pursuant to the Spin-Off, all options were assumed by Petros Pharmaceuticals, Inc.

In the event that the Company’s outstanding common stock is changed into or exchanged for a different number or kind of shares or other securities of the Company by reason of merger, consolidation, other reorganization, recapitalization, combination of shares, stock split-up or stock dividend, equitable adjustment will be made to the aggregate number and kind of shares subject to stock options which may be granted under the 2020 Plan. The Committee may at any time, and from time to time, suspend or terminate the 2020 Plan in whole or in part or amend it from time to time in such respects as it may deem appropriate and in the Company’s best interest. As of December 31, 2020, no options have been granted pursuant to the 2020 Plan.

Before the Spin-Off, Neurotrope was the sponsor of the Company’s 2017 stock option plan (“2017 Plan”). Upon the Spin-Off, the 2017 Plan was transferred to Petros Pharmaceuticals, Inc. Total expenses for 2019 and 2020 was recognized as expense and attributable to the Company (See Note 9 – Parent Company Investment.) As of the Spin-Off date, no additional options expense will be reflected based upon the 2017 Plan.

The Black-Scholes valuation model was used to calculate the fair value of stock options. The fair value of stock options issued was estimated at the grant date using the following weighted average assumptions: Dividend yield 0%; Expected term 10 years; an aggregate volatility based upon a blend of the former Parent Company’s historical volatility and guideline company historical volatility of 110.4%; and Risk-free interest rate 0.88%. The weighted average grant date fair value of options granted was approximately $583,000.

Total stock-based compensation for the year ended December 31, 2020 was $1,701,377, of which $651,106 was classified as research and development expense and $1,050,271 was classified as general and administrative expense. Total stock-based compensation for the year ended December 31, 2019 was $4,182,000, of which $1,129,066 was classified as research and development expense and $3,052,934 was classified as general and administrative expense.

On January 13, 2021, pursuant to its 2020 Plan, the Company granted stock options to purchase an aggregate of 465,400 shares of the Company’s common stock to six members of the board of directors and four employees, including 50,300 options granted to the Company’s Chief Executive Officer pursuant to his employment agreement with the Company dated December 7, 2020. The stock options have an exercise price of $2.46 per share and an expiration date that is ten years from the date of issuance. 415,100 options vest 50% on the date of grant and 50% on the first anniversary of the grant date, the 50,300 options granted to the CEO vest 25% per quarter over one year, with the initial 25% vesting on March 7, 2021.

Note 8 – Common Stock Warrants

Warrant Amendment

Beginning on September 28, 2020, Neurotrope entered into separate warrant amendment agreements with certain existing holders of its warrants to purchase shares of the Neurotrope’s common stock. As of October 26, 2020, holders of warrants to purchase 3,911,462 shares of Neurotrope Common Stock had entered into warrant amendment agreements, including holders of Series E Warrants to purchase 157,832 shares of common stock, Series F Warrants to purchase 623,303 shares of common stock, Series G Warrants to purchase 908,498 shares of common stock and Series H Warrants to purchase 2,221,829 shares of Neurotrope. Common Stock.

Pursuant to the terms of the warrant amendment agreements, Neurotrope and the holders agreed to the following provisions with respect to the Company’s warrants:

The initial exercise price of the Spin-Off Warrants was determined as follows for each of the Original Warrants (all of which expire on December 7, 2025):

(i)	for the Neurotrope Series E Warrants (now the Company’s Series A Warrants), by dividing $250 million by 5,030,316 shares of common stock of the Spin-Off Company outstanding immediately after the Spin-Off. This resulted in an exercise price of $49.70 per warrant for 157,832 Series A Warrants;

(ii)	for the Neurotrope Series F Warrants (now the Company’s Series B Warrants), by dividing $100 million by 5,030,316 of shares of common stock of the Spin-Off Company outstanding immediately after the Spin-Off. This resulted in an exercise price of $19.88 per warrant for 623,303 Series B Warrants;

(iii)	for the Neurotrope Series G Warrants (now the Company’s Series C Warrants), by dividing $50 million by 5,030,316 shares of common stock of the Spin-Off Company outstanding immediately after the Spin-Off. This resulted in an exercise price of $9.94 per warrant for 908,498 Series C Warrants; and

(iv)	for the Neurotrope Series H Warrants (now the Company’s Series D Warrants), by dividing $20 million by 5,030,316 of shares of common stock of the Spin-Off Company outstanding immediately after the Spin-Off. This resulted in an exercise price of $3.98 per warrant for 2,221,829 Series D Warrants.

The Company used the Black-Scholes valuation model to calculate the warrant amendment expense. The fair value of the warrants amended in connection with the Mergers was estimated at the date of the merger using the following weighted average assumptions: Dividend yield 0%; Expected terms ranging from 0.2 to 10 years; volatility based upon a blend of the Parent company’s and guideline company historical volatility ranging from 31.75% to 112.3%; and Risk-free interest rates ranging from 0.11% to 0.42%. The total expense recorded is $1.7 million.

Deemed distribution

On December 7, 2020, pursuant to the merger of Neurotrope and Metuchen, the Company issued a total of 3,911,462 warrants to investors that elected to amend their existing Neurotrope warrants (see above) and a total of 211,934 shares of the Company’s common stock to those Neurotrope shareholders not electing to amend their existing warrants.

The distribution was treated as a deemed dividend, which increased the loss available to common shareholders in the calculation of loss per share by approximately $2.43 million. The Company used the Black-Scholes valuation model to calculate the total charge to earnings per share. The fair value of the warrants and common stock issued in connection with the deemed distribution was estimated at the date of the Spin-Off using the following assumptions: Dividend yield 0%; Expected term of warrants 5 years; volatility based upon a blend of Neurotrope’s and guideline company historical volatility of 115.0%; and a Risk-free interest rate of 0.40%.

Number
of shares
Warrants outstanding January 1, 2020	0
Warrants issued	3,911,462
Warrants exercised	—
Warrants outstanding December 31, 2020	3,911,462

In addition, pursuant to the January 2021 private placement, the Company issued to investors Series E Warrants to purchase 9,335,533 shares of Common Stock, with an exercise price of $2.1275 per share (subject to adjustment), for a period of twelve months from the date of an effective registration statement and Series F Warrants to purchase up to an aggregate of 10,269,086 shares of Common stock, with an exercise price of $1.725 per share (subject to adjustment), for a period of five years from the date of issuance. Of the total Series F Warrants, 933,553 were issued pursuant to the Company’s placement agent agreements for the private placement (See Note 6 – “January 2021 Private Placement” above).

Note 9 – Parent Company Investment

The components of the net transfers (to)/from parent for the years ended December 31, 2020 and 2019 are as follows:

	Years ended
	December 31,
	2020	2019
Stock based compensation from Parent	$1,701,376	$4,182,000
Consultant compensation paid with Parent equity	500,740	1,430,363
Parent contributions	16,524,189	419,843
Parent warrant amendment expense	1,700,000	-
Total	$20,426,305	$6,032,206

Note 10 – Subsequent Events

Refer to notes 5, 6, 7 and 8 for disclosure of applicable subsequent events.