Form 10-Q
period 2021-03-31
Synaptogenix, Inc.
filed 2021-05-14
CIK 1571934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

As of May 10, 2021, there were 14,032,516 shares of the registrant’s common stock, $0.0001 par value per share, issued and outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements. These statements, identified by words such as “plan,” “anticipate,” “believe,” “estimate,” “should,” “expect” and similar expressions, include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, the significant length of time associated with drug development and related insufficient cash flows and resulting illiquidity, our patent portfolio, our inability to expand our business, significant government regulation of pharmaceuticals and the healthcare industry, lack of product diversification, availability of our raw materials, existing or increased competition, stock volatility and illiquidity, and the our failure to implement our business plans or strategies. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this report in its entirety, including but not limited to our financial statements and the notes thereto and the risks described in Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2021. We advise you to carefully review the reports and documents we file from time to time with the SEC including our current reports on Form 8-K. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to publicly release any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

Synaptogenix, Inc.

Condensed Balance Sheets

(Unaudited)

	March 31,	December 31,
	2021	2020
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$14,848,451	$5,795,055
Grant receivable	-	127,445
Prepaid expenses and other current assets	1,477,232	806,289

TOTAL CURRENT ASSETS	16,325,683	6,728,789

Fixed assets, net of accumulated depreciation	20,965	22,212

TOTAL ASSETS	$16,346,648	$6,751,001

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$758,963	$1,260,335
Accrued expenses	178,477	352,154

TOTAL CURRENT LIABILITIES	937,440	1,612,489

Commitments and contingencies

SHAREHOLDERS' EQUITY
Preferred stock - 1,000,000 shares authorized as of March 31, 2021, $0.0001 par value;
0 shares issued and outstanding as of March 31, 2021 and December 31, 2020
Common stock - 150,000,000 shares authorized as of March 31, 2021, $0.0001 par value;	-	-
14,032,516 shares issued and outstanding as of March 31, 2021 and
5,030,316 shares as of December 31, 2020	1,403	503
Additional paid-in capital	20,092,655	6,668,482
Accumulated deficit	(4,684,850)	(1,530,473)

TOTAL SHAREHOLDERS' EQUITY	15,409,208	5,138,512

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$16,346,648	$6,751,001

See accompanying notes to condensed financial statements.

Synaptogenix, Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2021	2020
OPERATING EXPENSES:
Research and development	$1,151,780	$393,245
General and administrative	2,003,413	2,214,966

TOTAL OPERATING EXPENSES	3,155,193	2,608,211

OTHER INCOME (EXPENSE):
Interest income	816	70,867

Net loss before income taxes	3,154,377	2,537,344

Provision for income taxes	-	-

Net loss	$3,154,377	$2,537,344

PER SHARE DATA:

Basic and diluted loss per common share	$0.27	$0.50

Basic and diluted weighted average common shares outstanding	11,876,100	5,030,316

See accompanying notes to condensed financial statements.

Synaptogenix, Inc.

Condensed Statements of Changes in Shareholders’ Equity

(Unaudited)

	Quarter Ended March 31, 2020
					Additional	Parent
	Common Stock		Preferred Stock		Paid-In	Company	Accumulated
	Shares	Amount	Shares	Amount	Capital	Investment	Deficit	Total
Balance January 1, 2020	-	$-	$-	$-	$-	$17,418,765	$-	$17,418,765

Net change in Parent company investment	-	-	-	-	-	16,519,988	-	16,519,988

Parent company stock based compensation	-	-	-	-	-	656,816	-	656,816

Consulting services paid by issuance of Parent company common stock warrants						116,930	-	116,930

Net loss	-	-	-	-	-	(2,537,344)	-	(2,537,344)

Balance March 31, 2020	-	$-	$-	$-	$-	$32,175,155	$-	$32,175,155

	Quarter Ended March 31, 2021
					Additional	Parent
	Common Stock		Preferred Stock		Paid-In	Company	Accumulated
	Shares	Amount	Shares	Amount	Capital	Investment	Deficit	Total
Balance January 1, 2021	5,030,316	$503	-	$-	$6,668,482	$-	$(1,530,473)	$5,138,512

Stock based compensation	-	-	-	-	568,239	-	-	568,239

Issuance of warrants for consulting fees	-	-	-	-	344,167	-	-	344,167

Private placement of common stock and warrants	9,002,200	$900			12,511,767			12,512,667

Net loss	-	-	-	-	-	-	(3,154,377)	(3,154,377)

Balance March 31, 2021	14,032,516	$1,403	-	$-	$20,092,655	$-	$(4,684,850)	$15,409,208

See accompanying notes to condensed financial statements.

Synaptogenix, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2021	March 31, 2020
CASH FLOW USED IN OPERATING ACTIVITIES
Net loss	$(3,154,377)	$(2,537,344)
Adjustments to reconcile net loss to net
cash used by operating activities
Parent company stock based compensation	-	656,816
Stock based compensation	568,239	-
Consulting services paid by issuance of common stock warrants	344,167	-
Consulting services paid by issuance of Parent company common stock	-	116,930
Depreciation expense	1,247	1,171
Change in assets and liabilities
(Increase) decrease in prepaid expenses	(670,943)	155,346
(Decrease) in accounts payable	(501,372)	(146,259)
(Decrease) increase in accrued expenses	(173,677)	14,667
Total adjustments	(432,339)	798,671

Net Cash Used in Operating Activities	(3,586,716)	(1,738,673)

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchase of fixed assets	-	(2,599)

Net Cash Used in Investing Activities	-	(2,599)

CASH FLOWS FROM FINANCING ACTIVITIES
Grant funding received	127,445	-
Net transfer from parent	-	16,519,988
Private placement of common stock and warrants, net	12,512,667	-

Net Cash Provided by Financing Activities	12,640,112	16,519,988

NET INCREASE IN CASH AND EQUIVALENTS	9,053,396	14,778,716

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	5,795,055	17,382,038

CASH AND EQUIVALENTS AT END OF PERIOD	$14,848,451	$32,160,754

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

Spin-Off

On December 1, 2020, Neurotrope, Petros Pharmaceuticals, Inc., a Delaware corporation (“Petros”), PM Merger Sub 1, LLC, a Delaware limited liability company and a wholly-owned subsidiary of Petros (“Merger Sub 1”), PN Merger Sub 2, Inc., a Delaware corporation and a wholly-owned subsidiary of Petros (“Merger Sub 2”), and Metuchen Pharmaceuticals LLC, a Delaware limited liability company (“Metuchen”), consummated the transactions (the “Mergers”) contemplated by that certain Agreement and Plan of Merger by and among the Company, Petros, Merger Sub 1, Merger Sub 2 and Metuchen, dated as of May 17, 2020 (the “ Merger Agreement”), as amended (the “Mergers”).

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

Liquidity Uncertainties

As of March 31, 2021, we had approximately $14.8 million in cash and cash equivalents as compared to $5.8 million at December 31, 2020. The Company expects that its current cash and cash equivalents, $14.1 million as of the financial statement issuance date, will be sufficient to support its projected operating requirements for at least the next 12 months from this date. The operating requirements include the current development plan for Bryostatin-1, our novel drug targeting the activation of PKC epsilon.

The Company expects to need additional capital in order to initiate and pursue potential additional development projects, including the continuing development beyond the current 2020 Phase 2 trial. Any additional equity financing, if available, may not be on favorable terms and would likely be significantly dilutive to the Company’s current stockholders and debt financing, if available, may involve restrictive covenants. If the Company is able to access funds through collaborative or licensing arrangements, it may be required to relinquish rights to some of its technologies or product candidates that the Company would otherwise seek to develop or commercialize on its own, on terms that are not favorable to the Company. The Company’s ability to access capital when needed is not assured and, if not achieved on a timely basis, will likely have a materially adverse effect on our business, financial condition and results of operations.

Other Risks and Uncertainties

The Company operates in an industry that is subject to rapid technological change, intense competition, and significant government regulation. The Company’s operations are subject to significant risk and uncertainties including financial, operational, technological, regulatory and other risk. Such factors include, but are not necessarily limited to, the results of clinical testing and trial activities, the ability to obtain regulatory approval, the limited supply of raw materials, the ability to obtain favorable licensing, manufacturing or other agreements, including risk associated with our CRE licensing agreement, and the ability to raise capital to achieve strategic objectives.

CRE has entered into a material transfer agreement with the National Cancer Institute of the National Institutes of Health (“NCI”), pursuant to which the NCI has agreed to supply bryostatin required for the Company’s pre-clinical research and clinical trials. This agreement does not provide for a sufficient amount of bryostatin to support the completion of all of the clinical trials that the Company is required to conduct in order to seek U.S. Food and Drug Administration (“FDA”). Therefore, CRE or the Company would have to enter into one or more subsequent agreements with the NCI for the supply of additional amounts of bryostatin. If CRE or the Company were unable to secure such additional agreements, or if the NCI otherwise discontinues the supply, the Company would have to either secure another source of bryostatin or discontinue its efforts to develop and commercialize bryostatin for the treatment of AD. In June 2020, the Company entered into a supply agreement (the "Supply Agreement") with BryoLogyx Inc. ("BryoLogyx"), pursuant to which BryoLogyx agreed to be the Company's exclusive supplier of synthetic Bryostatin-1. Pursuant to the terms of the Supply Agreement, the Company received its initial order of one gram synthetic Bryostatin-1.

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

Note 2 – Summary of Significant Accounting Policies:

Basis of Presentation

Subsequent to the Spin-Off, the Company’s financial statements as of December 31, 2020 and for the period December 7, 2020 to December 31, 2020 are presented on a consolidated basis as the Company became a standalone public company on December 7, 2020. The Company’s combined financial statements for the period from January 1, 2020 through December 6, 2020 that is included in the results of operations for the quarter ending March 31, 2020 and the year ended December 31, 2020 were derived from the consolidated financial statements and accounting records of Neurotrope, the former Parent. These combined financial statements reflect the historical results of operations, financial position and cash flows of the former Parent’s Spin-Off business which was a wholly owned subsidiary of Neurotrope, Neurotope Bioscience, Inc., and represented substantially all the business of Neurotrope. These financial statements reflect our financial position, results of operations and cash flows as we were historically managed, in conformity with accounting principles generally accepted in the United States (“GAAP”).

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

Cash and Cash Equivalents and Concentration of Credit Risk:

The Company considers all highly liquid cash investments with an original maturity of three months or less when purchased to be cash equivalents. At March 31, 2021, the Company’s cash balances that exceed the current insured amounts under the Federal Deposit Insurance Corporation (“FDIC”) were approximately $2.1 million. In addition, approximately $12.7 million included in cash and cash equivalents were invested in a money market fund, which is not insured under the FDIC.

Fixed Assets and Leases:

All leases with a lease term greater than 12 months, regardless of lease type classification, are recorded as an obligation on the balance sheet with a corresponding right-of-use asset. The Company does not have any leases greater than 12 months in duration during the respective reporting periods.

Fixed assets are stated at cost less accumulated depreciation. Depreciation is computed on a straight line basis over the estimated useful life of the asset, which is deemed to be between three and ten years.

Research and Development Costs:

All research and development costs, including costs to maintain or expand the Company’s patent portfolio licensed from CRE are expensed when incurred. Non-refundable advance payments for research and development are capitalized because the right to receive those services represents an economic benefit. Such capitalized advances will be expensed when the services occur and the economic benefit is realized. There were no capitalized research and development services at March 31, 2021 and December 31, 2020.

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

The Company applies the provisions of FASB ASC 740-10, Accounting for Uncertain Tax Positions, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The standard also provides guidance on de-recognition, classification, interest and penalties, and accounting in interim periods, disclosure and transitions. The Company has determined that there are no significant uncertain tax positions requiring recognition in the accompanying financial statements. The tax period that is subject to examination by major tax jurisdictions is generally three years from the date of filing.

The Company had federal and state net operating loss carryforwards for income tax purposes of approximately $75.6 million through March 31, 2021. The net operating loss carryforwards resulted in a deferred tax asset of approximately $18.9 million at March 31, 2021. Income tax effects of share-based payments are recognized in the financial statements for those awards that will normally result in tax deductions under existing tax law. The deferred tax asset is offset by a full valuation allowance.

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

Under Section 382 of the Internal Revenue Code of 1986, as amended, changes in the Company’s ownership may limit the amount of its net operating loss carryforwards that could be utilized annually to offset future taxable income, if any. This limitation would generally apply in the event of a cumulative change in ownership of the Company of more than 50% within a three-year period. In addition, the significant historical operating losses incurred by the Company may limit the amount of its net operating loss carryforwards that could be utilized annually to offset future taxable income, if any. The Company believes that operating loss carryforwards are limited under Section 382 limitations although Section 382 studies have not been conducted to determine the actual limitations.

        Pursuant to the Separation Agreement (the “Separation Agreement”) and the Tax Matters Agreement (the “Tax Matters Agreement”) with Neurotrope, both dated December 6, 2020, Neurotrope agreed to indemnify Synaptogenix for certain liabilities, and Synaptogenix agreed to indemnify Neurotrope for certain liabilities, in each case for uncapped amounts. Indemnities that Synaptogenix may be required to provide Neurotrope are not subject to any cap, may be significant and could negatively impact Synaptogenix’s business, particularly with respect to indemnities provided in the Tax Matters Agreement. Third parties could also seek to hold Synaptogenix responsible for any of the liabilities that Neurotrope has agreed to retain. Further, the indemnity from Neurotrope may not be sufficient to protect Synaptogenix against the full amount of such liabilities, and Neurotrope may not be able to fully satisfy its indemnification obligations. Moreover, even if Synaptogenix ultimately succeeds in recovering from Neurotrope any amounts for which Synaptogenix is held liable, Synaptogenix may be temporarily required to bear these losses.

Expense reimbursement for grant award

The Company reduces its research and development expenses by funding received or receivable from a National Institutes of Health (“NIH”) grant during the period that the expenses are incurred. The Company recorded a reduction to expenses incurred and a corresponding grant receivable for its current Phase 2 clinical trial of $ 0 for the three months ended March 31, 2021 and 2020, respectively.

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

Recent Accounting Pronouncements

Accounting Pronouncements Adopted During the Period:

 In August 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2020-06, which reduces the number of accounting models for convertible instruments, amends diluted earnings per share calculations for convertible instruments and allows more contracts to qualify for equity classification. ASU 2020-06 will be effective for interim and annual periods beginning after December 15, 2021. Early adoption is permitted. The Company is evaluating the adoption of ASU 2020-06.

Note 3– Collaborative Agreements and Commitments:

Stanford License Agreements

On May 12, 2014, the Company entered into a license agreement (the “Stanford Agreement”) with The Board of Trustees of The Leland Stanford Junior University (“Stanford”), pursuant to which Stanford has granted to the Company a revenue-bearing, world-wide right and exclusive license, with the right to grant sublicenses (on certain conditions), under certain patent rights and related technology for the use of bryostatin structural derivatives, known as “bryologs,” for use in the treatment of central nervous system disorders, lysosomal storage diseases, stroke, cardio protection and traumatic brain injury, for the life of the licensed patents. The Company is required to use commercially reasonable efforts to develop, manufacture and sell products (“Licensed Products”) in the Licensed Field of Use (as defined) during the term of the licensing agreement which expires upon the termination of the last valid claim of any licensed patent under this agreement. In addition, the Company must meet specific diligence milestones, and upon meeting such milestones, make specific milestone payments to Stanford. The Company must also pay Stanford royalties of 3% of net sales, if any, of Licensed Products (as defined) and milestone payments of up to $3.7 million dependent upon stage of product development. As of March 31, 2021, no royalties nor milestone payments have been required.

On January 19, 2017, the Company entered into an additional, second license agreement with Stanford, pursuant to which Stanford has granted to the Company a revenue-bearing, world-wide right and exclusive license, with the right to grant sublicenses (on certain conditions), under certain patent rights and related technology for the use of “Bryostatin Compounds and Methods of Preparing the Same,” or synthesized bryostatin, for use in the treatment of neurological diseases, cognitive dysfunction and psychiatric disorders, for the life of the licensed patents. The Company paid Stanford $70,000 upon executing the license and is obligated to pay an additional $10,000 annually as a license maintenance fee. In addition, based upon certain milestones which include product development and commercialization, the Company is required to pay up to an additional $2.1 million and between 1.5% and 4.5% royalty payments on certain revenues generated by the Company relating to the licensed technology. The Company has made all required annual maintenance payments. As of March 31, 2021, no royalties nor milestone payments have been required.

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

The Company is required to pay Mt. Sinai milestone payments of $2 million upon approval of a new drug approval (“NDA”) in the United States and an additional $1.5 million for an NDA approval in the European Union or Japan. In addition, the Company is required to pay Mt. Sinai royalties on net sales of licensed product of 2.0% for up to $250 million of net sales and 3.0% of net sales over $250 million. Since inception, the Company has paid Mt. Sinai approximately $160,000 consisting of licensing fees of $85,000 plus development costs and patent fees of approximately $75,000. As of March 31, 2021, no royalties nor milestone payments have been required.

Agreements with BryoLogyx

On June 9, 2020, the Company entered into a supply agreement (the “Supply Agreement”) with BryoLogyx Inc. (“BryoLogyx”), pursuant to which BryoLogyx agreed to serve as the Company’s exclusive supplier of synthetic Bryostatin-1. Pursuant to the terms of the Supply Agreement, the Company placed an initial order and subsequently received one gram of current good manufacturing practice (“cGMP”) synthetic Bryostatin-1 as an active pharmaceutical ingredient to be used in a drug product (“API”). The Company may place additional orders for API beyond the initial order by making a written request to BryoLogyx no later than six months prior to the requested delivery date. The Company is not currently using synthetic Bryostatin-1 for its current Phase 2 clinical trial and will determine when to incorporate the synthetic into the clinical trial process.

In connection with the Supply Agreement, on June 9, 2020, the Company entered into a transfer agreement (the “Transfer Agreement”) with BryoLogyx. Pursuant to the terms of the Transfer Agreement, the Company agreed to assign and transfer to BryoLogyx all of the Company’s right, title and interest in and to that certain Cooperative Research and Development Agreement, dated as of January 29, 2019 (the “CRADA”), by and between the Company and the U.S. Department of Health and Human Services, as represented by the NCI, under which Bryostatin-1’s ability to modulate CD22 in patients with relapsed/refractory CD22+ disease has been evaluated to date. The transfer is subject to the receipt of NCI’s consent. Pursuant to guidance provided by NCI, the Company CRADA has been cancelled and BryoLogyx has initiated a request for a new CRADA in its name. BryoLogyx will be filing its own investigational new drug application (“IND”) for CD22 with the FDA. As consideration for the transfer of rights to the CRADA, BryoLogyx has agreed to pay to the Company 2% of the gross revenue received in connection with the sale of bryostatin products, up to an aggregate payment amount of $1 million. No such revenues have been earned as of March 31, 2021.

Note 4– Related Party Transactions and Licensing / Research Agreements:

Cognitive Research Enterprises, Inc. (“CRE”)

Effective October 31, 2012, the Company executed a Technology License and Services Agreement (the “TLSA”) with CRE, a related party, and NRV II, LLC (“NRV II”), another affiliate of CRE, which was amended by Amendment No. 1 to the TLSA as of August 21, 2013. As of February 4, 2015, the parties entered into an Amended and Restated Technology License and Services Agreement (the “CRE License Agreement”). The CRE License Agreement provides research services and has granted the Company the exclusive and nontransferable world-wide, royalty-bearing right, with a right to sublicense (in accordance with the terms and conditions described below), under CRE’s and NRV II’s respective right, title and interest in and to certain patents and technology owned by CRE or licensed to NRV II by CRE as of or subsequent to October 31, 2012, to develop, use, manufacture, market, offer for sale, sell, distribute, import and export certain products or services for therapeutic applications for AD and other cognitive dysfunctions in humans or animals (the “Field of Use”). Additionally, the CRE License Agreement specifies that all patents that issue from a certain patent application shall constitute licensed patents and all trade secrets, know-how and other confidential information claimed by such patents constitute licensed technology under the CRE License. The CRE License Agreement terminates on the later of the date (a) the last of the licensed patent expires, is abandoned, or is declared unenforceable or invalid or (b) the last of the intellectual property enters the public domain.

After Neurotrope’s initial Series A Stock financing, the CRE License Agreement required the Company to enter into scope of work agreements with CRE as the preferred service provider for any research and development services or other related scientific assistance and support services. There were no such statements of work agreements required to be entered into during the three months ended March 31, 2021 and 2020, respectively.

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

Note 5 – Commitments and Contingencies:

Clinical Trial Services Agreements

On July 23, 2020, the Company entered into the 2020 Services Agreement with WCT. The 2020 Services Agreement relates to services for the current Phase 2 clinical trial assessing the safety, tolerability and long-term efficacy of bryostatin in the treatment of moderately severe AD subjects not receiving memantine treatment (the 2020 Study).

Pursuant to the terms of the 2020 Services Agreement, WCT is providing services to enroll approximately one hundred (100) 2020 Study subjects, which enrollment is currently underway. The first 2020 Study site was initiated during the third quarter of 2020. The total estimated budget for the services, including pass-through costs, is currently approximately $9.6 million. As previously disclosed, the Company was awarded a $2.7 million grant from the NIH, which award will be used to support the 2020 Study, resulting in an estimated net budgeted cost of the 2020 Study to the Company of $6.9 million. The NIH grant provides for funds in the first year, which began in April 2020, of approximately $1.0 million and funding in year two, which begins April 2021, of approximately $1.7 million.

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

As of March 31, 2021, approximately $3.3 million has been funded against the total trial cost. Of this total, approximately $1.0 million has been received from the NIH. The Company incurred approximately $3.1 million of expenses associated with the current Phase 2 clinical trial as of March 31, 2021, with approximately $900,000 of the expense incurred credited to the $1.5 million advance payment. As of March 31, 2021, approximately $600,000 of WCT prepayments is included as a prepaid expense and other current assets and $612,000 which is included in accounts payable in the accompanying balance sheet.

Related Party and Other Consulting Agreements

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

Effective as of January 1, 2021, the Company entered into an amended consulting agreement with Katalyst reducing the cash payment to $20,000 per month. In addition, on February 16, 2021, Katalyst was granted warrants to purchase 100,000 shares of the Company’s common stock at $2.865 per share and, on April 1, 2021, was granted warrants to purchase an additional 18,000 shares of the Company’s common stock at $2.20 per share. All other terms and conditions of the Katalyst Agreement remain unchanged.

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

Effective as of January 1, 2021, the Company entered into an amended consulting agreement with GPN reducing the cash payment to $12,000 per month. In addition, on February 16, 2021, GPN was granted warrants to purchase 40,000 shares of the Company’s common stock at $2.865 per share and, on April 1, 2021, was granted warrants to purchase an additional 10,000 shares of the Company’s common stock at $2.20 per share. All other terms and conditions of the GPN Agreement remain unchanged.

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

In connection with Dr. Ryan’s termination on December 1, 2020, Synaptogenix and Dr. Ryan entered into a Separation Agreement, dated as of December 7, 2020 (the “Charles Ryan Separation Agreement”). Pursuant to the Charles Ryan Separation Agreement, Dr. Ryan is entitled to receive the following separation benefits in consideration of, and subject to, Dr. Ryan’s compliance with his continuing obligations under the Charles Ryan Separation Agreement and all other agreements between Dr. Ryan and the Company, and provided that Dr. Ryan does not revoke the Charles Ryan Separation Agreement: (i) payment of twelve (12) months of Dr. Ryan’s base salary as of the Separation Date of $425,000; (ii) a cash bonus in an amount equal to $225,000; and (iii) payment of Dr. Ryan’s COBRA premiums for the period starting on the Charles Ryan Separation Date and ending on the earliest to occur of (x) 12 months following the Separation Date; (y) the date Dr. Ryan is no longer eligible under COBRA and (z) the date that Dr. Ryan obtains employment that offers group health benefits. Total commitment pursuant to the Charles Ryan Separation Agreement is approximately $660,000. Pursuant to the employee leasing agreement as part of the Merger Agreement, 50% of any payments to Dr. Ryan will be reimbursed by Metuchen.

As of May 10, 2021, approximately $392,000 has been paid of which approximately $196,000 has been reimbursed by Metuchen. As of December 31, 2020 and March 31, 2021, the severance obligation included in accrued expenses on the Company’s balance sheet was approximately $332,000 and $155,000, respectively.

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

January 2021 Private Placement

On January 21, 2021, the Company entered into Securities Purchase Agreements (the “Purchase Agreement”) with certain accredited investors (the “Purchasers”) to issue (a) an aggregate of 9,335,533 shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) and/or prefunded warrants to purchase shares of Common Stock at an exercise price of $0.01 per share (the “Pre-Funded Warrants”), (b) Series E warrants to purchase 9,335,533 shares of Common Stock, with an exercise price of $2.1275 per share (subject to adjustment), for a period of twelve months from the date of an effective registration statement (the “Series E Warrants”) and (c) Series F warrants to purchase up to an aggregate of 9,335,533 shares of Common stock, with an exercise price of $1.725 per share (subject to adjustment), for a period of five years from the date of issuance (the “Series F Warrants” and together with the Series E Warrants, the “Warrants”) at a combined purchase price of $1.50 per share of Common Stock and Warrants (the “Offering”). The Company received total gross proceeds of approximately $14,000,000 and net proceeds of approximately $12.5 million.

In connection with the Purchase Agreement, the Company and the Purchasers entered into a Registration Rights Agreement (the “Registration Rights Agreement”) on January 21, 2021. Under the terms of the Registration Rights Agreement, the Company agreed to register the shares of Common Stock and the shares of Common Stock issuable upon exercise of the Warrants and the Pre-Funded Warrants sold to the Buyers pursuant to the Purchase Agreement. The Company is required to file a registration statement for the resale of such securities within 30 days following the closing date and to use its commercially reasonable efforts to cause each such registration statement to be declared effective no later than the earlier of (i) 120 days following the closing date (or 150 days following the closing date if the Securities and Exchange Commission (the “SEC”) causes a delay) and (ii) the fifth business day after the Company is notified that the registration statement will not be further reviewed. The Company may incur liquidated damages if it does not meet certain deadlines with respect to its registration obligations under the Registration Rights Agreement or if certain other events occur. The Company also agreed to other customary obligations regarding registration, including indemnification and maintenance of the effectiveness of the registration statement. The Company’s registration statement on Form S-1 to register the shares of Common Stock and the shares of Common Stock issuable upon exercise of the Warrants and Pre-Funded Warrants went effective on April 9, 2021.

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

Authorization to Effect a Reverse Stock Split

At the Special Meeting, the stockholders approved our proposal to effect one reverse stock split of the Company’s outstanding shares of Common stock, at any ratio between 1-for-1.5 and 1-for-20, at such time as the Company’s Board of Directors shall determine, in its sole discretion, before December 31, 2022. As of May 10, 2021, the Board has not effected the reverse stock split.

Note 7 – Stock Options

2020 Equity Incentive Plan

Upon completion of the Spin-Off, the Company’s 2020 Equity Incentive Plan (the “2020 Plan”) became effective on December 7, 2020. The total number of securities available for grant under the 2020 Plan is 1,000,000 shares of common stock, subject to adjustment. On April 7, 2021, the Company held a special meeting of stockholders (“Special Meeting”). At the Special Meeting, the Company’s stockholders approved an amendment to the Company’s 2020 Plan to increase the total number of shares of the Company’s common stock from 1,000,000 to an aggregate of 2,500,000 shares of common stock.

The Compensation Committee of the Company’s board of directors (the “Committee”) will administer the 2020 Plan and have full power to grant stock options and common stock, construe and interpret the 2020 Plan, establish rules and regulations and perform all other acts, including the delegation of administrative responsibilities, as it believes reasonable and proper. The Committee, in its absolute discretion, may award common stock to employees, consultants, and directors of the Company, and such other persons as the Committee may select, and permit holders of options to exercise such options prior to full vesting.  Pursuant to the Spin-Off, all options issued and outstanding prior to this plan were assumed by Petros Pharmaceuticals, Inc.

Before the Spin-Off, Neurotrope was the sponsor of the Company’s 2017 stock option plan (“2017 Plan”). Upon the Spin-Off, the 2017 Plan was transferred to Petros Pharmaceuticals, Inc. Total expenses for 2020 was recognized as expense and attributable to the Company (See Note 9 – Parent Company Investment.) As of the Spin-Off date, no additional options expense will be reflected based upon the 2017 Plan.

 Option Grants

The following is a summary of stock option activity under the stock option plans for the three months ended March 31, 2021:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Options outstanding at January 1, 2021	-	$-	-	$-
Options granted	465,400	$2.46
Less options forfeited	-	$-
Less options expired/cancelled	-	$-
Less options exercised	-	$-
Options outstanding at March 31, 2021	465,400	$2.46	9.8	$-
Options exercisable at March 31, 2021	220,125	$2.46	9.8	$-

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

The Black-Scholes valuation model was used to calculate the fair value of these stock options issued pursuant to the 2020 Plan. The fair value of stock options issued was estimated at the grant date using the following weighted average assumptions: Dividend yield 0%; Expected term 5.2 years; an aggregate volatility based upon a blend of the former Parent Company’s historical volatility and guideline company historical volatility of 129.9%; and Risk-free interest rate 0.48%. The weighted average grant date fair value of options granted was approximately $990,000.

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

On April 6, 2021, pursuant to the Company’s Director Compensation Policy, the Company granted stock options to purchase an aggregate of 30,000 shares of the Company’s common stock to five members of the Board. The stock options have an exercise price of $2.46 per share and an expiration date that is ten years from the date of issuance. All of these options vest upon the first anniversary of the issuance date.

Total stock-based compensation for the three months ended March 31, 2021 was $568,239, of which $173,702 was classified as research and development expense and $394,537 was classified as general and administrative expense. Total stock-based compensation for the three months ended March 31, 2020 was $656,816, of which $237,198 was classified as research and development expense and $419,618 was classified as general and administrative expense.

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

The Company used the Black-Scholes valuation model to calculate the warrant amendment expense. The fair value of the warrants amended in connection with the Mergers was estimated at the date of the merger using the following weighted average assumptions: Dividend yield 0%; Expected terms ranging from 0.2 to 10 years; volatility based upon a blend of the Parent company’s and guideline company historical volatility ranging from 31.75% to 112.3%; and Risk-free interest rates ranging from 0.11% to 0.42%. The total expense recorded in the third quarter of 2020 was $1.7 million.

Deemed distribution

On December 7, 2020, pursuant to the Merger , the Company issued a total of 3,911,462 warrants to investors that elected to amend their existing Neurotrope warrants (see above) and a total of 211,934 shares of the Company’s common stock to those Neurotrope shareholders not electing to amend their existing warrants.

The distribution was treated as a deemed dividend, which increased the loss available to common shareholders in the calculation of loss per share by approximately $2.43 million in the fourth quarter of 2020. The Company used the Black-Scholes valuation model to calculate the total charge to earnings per share. The fair value of the warrants and common stock issued in connection with the deemed distribution was estimated at the date of the Spin-Off using the following assumptions: Dividend yield 0%; Expected term of warrants 5 years; volatility based upon a blend of Neurotrope’s and guideline company historical volatility of 115.0%; and a Risk-free interest rate of 0.40%.

Number
of shares
Warrants outstanding January 1, 2021	3,911,462
Warrants issued	20,077,952
Warrants exercised	-
Warrants outstanding March 31, 2021	23,989,414

Pursuant to the January 2021 private placement, the Company issued to investors Series E Warrants to purchase 9,335,533 shares of Common Stock, with an exercise price of $2.1275 per share (subject to adjustment), for a period of twelve months from the date of an effective registration statement, Series F Warrants to purchase up to an aggregate of 10,269,086 shares of Common stock, with an exercise price of $1.725 per share (subject to adjustment), for a period of five years from the date of issuance and pre-funded Warrants to purchase 333,333 shares of Common Stock, with an exercise price of $0.01 per share (subject to adjustment), for a period of five years from the date of issuance. Of the total Series F Warrants, 933,553 were issued pursuant to the Company’s placement agent agreements for the private placement (See Note 6 – “January 2021 Private Placement” above).

On February 16, 2021, pursuant to its advisory agreements, the Company issued warrants to purchase 140,000 share of Common Stock, with an exercise price of $2.865 per share, for a period of five years from the issuance date. The Company used the Black-Scholes valuation model to calculate the value of these warrants issued to advisors during the three months ended March 31, 2021. The fair value of the warrants was estimated at the date of issuance using the following weighted average assumptions: Dividend yield 0%; Expected term five years; volatility based upon a blend of the Parent company’s and guideline company historical volatility 130.7%; and Risk-free interest rate of 0.57%. The total expense recorded is approximately 344,000.

Note 9 – Parent Company Investment

The components of the net transfers (to)/from parent for the three months ended March 31, 2021 and 2020 are as follows:

	Three months ended
	March 31,
	2021	2020
Stock based compensation from Parent	$-	$656,816
Consultant compensation paid with Parent equity	-	116,930
Parent contributions	-	16,519,988
Parent warrant amendment expense	-	-
Total	$-	$17,293,734

Note 10 – Subsequent Events

Refer to notes 5, 6, and 7 for disclosure of applicable subsequent events.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes appearing elsewhere in this report. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included elsewhere in this report and our annual report on Form 10-K for the year ended December 31, 2020.

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

Basis of Presentation

The unaudited financial statements for the fiscal quarters ended March 31, 2021 and 2020 include a summary of our significant accounting policies and should be read in conjunction with the discussion below and our financial statements and related notes included elsewhere in this quarterly report. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included in the financial statements. All such adjustments are of a normal recurring nature.

Subsequent to the Spin-Off, the Company’s financial statements as of December 31, 2020 and for the period December 7, 2020 to December 30, 2020 are presented on a consolidated basis as the Company became a standalone public company on December 7, 2020. The Company’s combined financial statements as of March 31, 2020 were derived from the consolidated financial statements and accounting records of Neurotrope, the former Parent. These combined financial statements reflect the historical results of operations, financial position and cash flows of the former Parent’s Spin-Off business which was a wholly owned subsidiary of Neurotrope. Neurotrope Bioscience, Inc. represented substantially all the business of Neurotrope. As a result, the historical financial statements of Synaptogenix are virtually identical to those of Neurotrope, other than capitalization.

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

As of March 31, 2021, we incurred approximately $2.8 million of expenses associated with services provided by WCT. Of those amounts, approximately $1.0 million was paid utilizing prepayments on deposit with WCT (which totaled approximately $1.5 million as detailed above), leaving a balance in prepaid expenses of approximately $0.5 million. In addition, we reflected an offset to these expenses of approximately $975,000 of amounts received and receivable from the NIH. As of February 18, 2021, the NIH, pursuant to the $2.7 million award (noted above), has reimbursed us approximately $975,000 for expenses incurred during the third and fourth quarters of 2020. See Note 1 - Organization, Nature of Business, and Liquidity and Note 5 - Commitments in the notes to the condensed financial statements contained within this Quarterly Report.

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

Nemours Agreement

On September 5, 2018, we announced a collaboration with Nemours, a premier U.S. children’s hospital, to initiate a clinical trial in children with Fragile X. In addition to the primary objective of safety and tolerability, measurements will be made of working memory, language and other functional aspects such as anxiety, repetitive behavior, executive functioning, and social behavior. As of March 31, 2021 the Company continues to pursue its development of a therapeutic to possibly treat Fragile X thru future clinical trials.

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

The Company faces the ongoing risk that the coronavirus pandemic may slow the conduct of the Company’s 2020 trial. In order to prioritize patient health and that of the investigators at clinical trial sites, we will monitor enrollment of new patients in our Phase 2 clinical trial of Bryostatin-1 for the treatment of patients with Alzheimer’s disease. In addition, some patients may be unwilling to enroll in our trials or be unable to comply with clinical trial protocols if quarantines or travel restrictions impede patient movement or interrupt healthcare services. These and other factors outside of our control could delay our ability to conduct clinical trials or release clinical trial results. In addition, the effects of the ongoing coronavirus pandemic may also increase non-trial costs such as insurance premiums, increase the demand for and cost of capital, increase loss of work time from key personnel, and negatively impact our key clinical trial vendors and supplier of API.

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

Results of Operations

Comparison of the three months ended March 31, 2021 and 2020

The following table summarizes our results of operations for the years ended December 31, 2020 and 2019:

	Three months ended
	March 31,		Dollar
	2021	2020	Change	% Change
Revenue	$-	$-	$-	0%
Operating Expenses:
Research and development expenses	$1,151,780	$393,245	$758,535	192.9%
General and administrative expenses – Related party	$-	$28,362	$(28,362)	(100.0)%
General and administrative expenses	$2,003,413	$2,186,604	$(183,191)	(8.4)%
Other income, net	$816	$70,867	$(70,051)	(98.8)%
Net loss	$3,154,377	$2,537,344	$617,033	24.3%

Revenues

We did not generate any revenues for the three months ended March 31, 2021 and 2020.

Operating Expenses

Overview

Total operating expenses for the three months ended March 31, 2021 were $3,155,193 as compared to $2,608,211 for the three months ended March 31, 2020, an increase of approximately 21%. The increase in total operating expenses is due primarily to increases in our research and development and general and administrative expenses.

Research and Development Expenses

For the three months ended March 31, 2021, we incurred $1,151,780 in research and development expenses as compared to $393,245 for the three months ended March 31, 2020. These expenses were incurred pursuant to developing the potential AD therapeutic product, specifically expenses relating to the recently concluded confirmatory Phase 2 clinical trial plus the recently initiated Phase 2 clinical trial for AD. Of these expenses, for the three months ended March 31, 2021, $898,589 was incurred principally relating to our confirmatory clinical trial and related storage of drug product, $63,650 for clinical consulting services, $7,397 of amortization of prepaid licensing fees relating to the Stanford and Mount Sinai license agreements, $8,442 for development of alternative drug supply with Stanford University and $173,702 of non-cash stock options compensation expense as compared to, for the three months ended March 31, 2020, $75,026 was incurred principally relating to our confirmatory clinical trial and related storage of drug product, $66,628 for clinical consulting services, $7,479 of amortization of prepaid licensing fees relating to the Stanford and Mount Sinai license agreements, $6,914 for development of alternative drug supply with Stanford University and $237,198 of non-cash stock options compensation expense.

We expect our research and development expenses to substantially increase, in the short term, as our current Phase 2 clinical trial for AD was recently initiated. Other development expenses might increase, as our resources permit, in order to advance our potential products. We are continuing to determine how to proceed with respect to our other current development programs for Bryostatin-1.

General and Administrative Expenses

We incurred related party general and administrative expenses totaling $0 for the three months ended March 31, 2021 as compared to $28,362 for the three months ended March 31, 2020. The decrease is attributable to the resignation of two members of Neurotrope’s board of directors in February 2020, who are affiliates of CRE.

We incurred $2,003,413 and $2,186,604 of non-related party general and administrative expenses for the years ended March 31, 2021 and 2020, respectively, a decrease of approximately 8.4%. Of the amounts for the year ended March 31, 2021, as compared to the comparable 2020 period: $430,214 was incurred primarily for wages, bonuses, vacation pay, severance, taxes and insurance, versus $652,060 for the 2020 comparable period. The decrease is primarily attributable to the termination of our Chief Executive Officer at the end of 2020; $234,584 was incurred for legal expenses versus $318,973 for the 2020 comparable period. The decrease for 2021 is based upon one-time work associated with our strategic alternatives, planning, restructuring and spin-off of Synaptogenix, Inc. in 2020; $592,676 was incurred for outside operations consulting services, versus $399,751 for the 2020 comparable period as, for 2021, we incurred additional non-cash expenses associated with warrant issuances for investment banking consulting services; $10,751 was incurred for travel expenses, versus $43,898 for the 2020 comparable period, which decrease is primarily attributable to limited travel due to the COVID-19 contagion; $67,069 was incurred for investor relations services versus $133,179 for the 2020 comparable period, which additional expenses during 2020 were primarily attributable to non-cash compensation paid to advisors and an increase in our market exposure; $49,895 was incurred for professional fees associated with auditing, financial, accounting and tax advisory services, versus $31,212 for the 2020 comparable period, which additional expenses during the current period were incurred for fees associated with our strategic transactions; $162,108 was incurred for insurance, versus $154,314 for the 2020 comparable period, which increase is primarily attributable to an increase in coverage; $61,579 was incurred for utilities, supplies, license fees, filing costs, rent, advertising and other versus $54,600 for the 2020 comparable period, and $394,537 was recorded as non-cash stock options compensation expense versus $398,617 for the 2020 comparable period.

Other Income / Expense

We earned $816 of interest income for the three months ended March 31, 2021 as compared to $70,867 for the three months ended March 31, 2020 on funds deposited in interest bearing money market accounts.  The decrease is primarily attributable to the decrease in money market interest income rates.

Net loss

We incurred losses of $3,154,377 and $2,537,344 for the three months ended March 31, 2021 and 2020, respectively. The increased loss was primarily attributable to the increase in net research and development expenses associated with completing our most recent Phase 2 confirmatory clinical trial offset by the decrease in our general and administrative expenses.

The computation of diluted loss per share for the three months ended March 31, 2021 excludes 23,989,414 warrants and options to purchase 465,400 shares of our common stock as they are anti-dilutive due to our net loss. For the three months ended March 31, 2020, the computation excludes 4,346,252 warrants and options to purchase 465,315 shares of our common stock, as they are anti-dilutive due to our net loss.

Financial Condition, Liquidity and Capital Resources

Cash and Working Capital

Since inception, we have incurred negative cash flows from operations. As of March 31, 2021, we had working capital of $15,388,243 as compared to working capital of $5,116,300 as of December 31, 2020. The $10,271,943 increase in working capital was primarily attributable to our January 2021 Private Placement resulting in net cash proceeds from our Private Placement of approximately $12.5 million, offset by a decrease in cash of approximately $2.3 million from operating expenses.

As of March 31, 2021, we had approximately $14.8 million in cash and cash equivalents as compared to $5.8 million at December 31, 2020. The approximately $9.0 million decrease in cash is primarily attributable to our January 2021 private placement offering resulting in net cash proceeds of approximately $12.5 million, offset by the aforementioned cash used for operations of $3.5 million.

We expect that our current cash and cash equivalents of approximately $15.8 million which includes the $12.5 million of net proceeds received under the January 2021 Private Placement and the remaining cash expected to be received from the NIH of approximately $1.7 million, will be sufficient to support our projected operating requirements for at least the next 12 months from the Form 10-Q filing date, which would include the continuing development and current Phase 2 clinical trial, of bryostatin, our novel drug targeting the activation of PKC epsilon.

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

	Three Months Ended March 31,
	2021	2020
Cash used in operating activities	$3,459,271	$1,738,673
Cash used in investing activities	-	2,599
Cash provided by financing activities	12,512,667	16,519,988

Net Cash Used in Operating Activities

Cash used in operating activities was $3,459,271 for the three months ended March 31, 2021, compared to $1,738,673 for the three months ended March 31, 2020. The $1,729,598 increase primarily resulted from the increased net loss of approximately $620,000, an increase in prepaid expenses of approximately $890,000 and by the decrease in payables of approximately $350,000 million, offset by an increase in non-cash stock-based compensation expenses of approximately $140,000, for the three months ended March 31, 2021.

Net Cash Used in Investing Activities

Net cash used in investing activities was $0 for the three months ended March 31, 2021 compared to $5,413 for the three months ended March 31, 2020. The cash used in investing activities for both periods was for capital expenditures.

Net Cash Used in Financing Activities

Net cash provided by financing activities was $12,512,667 for the three months ended March 31, 2021 compared to cash provided by financing activities of $16,519,988 for the three months ended March 31, 2020. The change in net cash provided by financing activities for 2020 and 2021 were the result of net transfers from our Parent of approximately $16.5 million in 2020 and $12.5 of net proceeds from our private placement during the first quarter of 2021.

We expect that our existing capital resources of approximately $14.1 million plus $1.7 million from our NIH grant, will be sufficient to support our projected operating requirements over at least the next 12 months from the Form 10-Q filing date, including the potential continued development of bryostatin, our novel drug targeting the activation of PKC epsilon. The future course of our operations and research and development activities will be contingent upon the further analysis of results from our recently completed trial.

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

Item 4. Controls and Procedures.

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

We previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, that our management, including our Chairman of the Board, principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in the 2013 Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by the Annual Report on Form 10-K for the fiscal year ended December 31, 2020, such internal controls and procedures were not effective to detect the inappropriate application of US generally accepted accounting principles.

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

Changes in Internal Controls over Financial Reporting

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

You should carefully review and consider the information regarding certain factors that could materially affect our business, consolidated financial condition or results of operations set forth under Item 1A. Risk Factors in our 2020 Annual Report on Form 10-K. There have been no material changes from the risk factors disclosed in our 2020 Annual Report on Form 10-K. We may disclose changes to risk factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

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

In connection with the Offering, pursuant to an Engagement Letter, dated January 21, 2021, between us and Katalyst Securities LLC (“Katalyst”) and a Placement Agency Agreement, dated January 21, 2021, between us and GP Nurmenkari Inc. (“GPN” and, together with Katalyst, the “Placement Agents”), we agreed to issue the Placement Agents as compensation warrants to purchase 933,533 shares of Common Stock with an exercise price of $1.725 per share and a five-year term.

Additionally, on February 16, 2021, pursuant to consulting agreements with Katalyst and GPN, we issued warrants to purchase 140,000 shares of our Common Stock with an exercise price of $2.865 per share and a five-year term.

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

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exhibit Number

10.1†	Amendment to the Synaptogenix, Inc. 2020 Equity Incentive Plan (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 8, 2021.

31.1*	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial information from this Quarterly Report on Form 10-Q for the period ended March 31, 2021, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Statements of Operations; (ii) the Condensed Balance Sheets; (iii) the Condensed Statements of Cash Flows; and (iv) the Notes to Financial Statements, tagged as blocks of text.

†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Synaptogenix, Inc.

Date: May 14, 2021	By:	/s/ Alan J. Tuchman, M.D.
Alan J. Tuchman, M.D.
Chief Executive Officer
(principal executive officer)

Date: May 14, 2021	By:	/s/ Robert Weinstein
Robert Weinstein
Chief Financial Officer, Executive Vice President, Secretary and Treasurer
(principal financial officer)