Form 10-Q
period 2021-06-30
Synaptogenix, Inc.
filed 2021-08-13
CIK 1571934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission File Number: 001-40458

SYNAPTOGENIX, INC.

(Exact name of registrant as specified in its charter)

Delaware	46-1585656
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer
Identification No.)

1185 Avenue of the Americas, 3rd Floor
New York, New York	10036
(Address of principal executive offices)	(Zip code)

(973) 242-0005

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Common Stock, $0.0001 par value per share	SNPX	The Nasdaq Stock Market LLC

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

As of August 10, 2021, there were 6,136,302 shares of the registrant’s common stock, $0.0001 par value per share, issued and outstanding.

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

Page
Part I – FINANCIAL INFORMATION	3

Item 1. Financial Statements (Unaudited)	3

Condensed Balance Sheets as of June, 2021 and December 31, 2020	3

Condensed and Combined Statements of Operations for the three and six months ended June 30, 2021 and 2020	4

Condensed and Combined Statements of Changes in Shareholders’ Equity and Parent Company Investment for the three and six months ended June 30, 2021 and 2020	5

Condensed and Combined Statements of Cash Flows for the three and six months ended June 30, 2021 and 2020	7

Notes to Condensed Financial Statements	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3. Quantitative and Qualitative Disclosures about Market Risk	33

Item 4. Controls and Procedures	33

Part II – OTHER INFORMATION	34

Item 1. Legal Proceedings	34

Item 1A. Risk Factors	34

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	34

Item 3. Defaults upon Senior Securities	34

Item 4. Mine Safety Disclosures	34

Item 5. Other Information	34

Item 6. Exhibits	35

Signatures	36

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

Synaptogenix, Inc.

Condensed Balance Sheets

(Unaudited)

	June 30,	December 31,
	2021	2020
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$31,702,086	$5,795,055
Grant receivable	—	127,445
Prepaid expenses and other current assets	1,238,158	806,289

TOTAL CURRENT ASSETS	32,940,244	6,728,789

Fixed assets, net of accumulated depreciation	19,725	22,212

TOTAL ASSETS	$32,959,969	$6,751,001

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$648,164	$1,260,335
Accrued expenses	121,809	352,154

TOTAL CURRENT LIABILITIES	769,973	1,612,489

Commitments and contingencies

SHAREHOLDERS' EQUITY
Preferred stock - 1,000,000 shares authorized as of June 30, 2021, $0.0001 par value;
0 shares issued and outstanding as of June 30, 2021 and December 31, 2020
Common stock - 150,000,000 shares authorized as of June 30, 2021, $0.0001 par value;	—	—
6,038,798 shares issued and outstanding as of June 30, 2021 and
1,257,579 shares as of December 31, 2020.	604	126
Additional paid-in capital	39,168,084	6,668,859
Accumulated deficit	(6,978,692)	(1,530,473)

TOTAL SHAREHOLDERS' EQUITY	32,189,996	5,138,512

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$32,959,969	$6,751,001

See accompanying notes to condensed financial statements.

Synaptogenix, Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2021	2020	2021	2020
OPERATING EXPENSES:
Research and development	$986,280	$600,065	$2,138,060	$993,310
General and administrative	1,308,893	2,407,702	3,312,306	4,622,668

TOTAL OPERATING EXPENSES	2,295,173	3,007,767	5,450,366	5,615,978

OTHER INCOME (EXPENSE):
Interest income	1,331	75,641	2,147	146,508

Net loss before income taxes	2,293,842	2,932,126	5,448,219	5,469,470

Provision for income taxes	—	—	—	—

Net loss	$2,293,842	$2,932,126	$5,448,219	$5,469,470

PER SHARE DATA:

Basic and diluted loss per common share	$0.58	$2.33	$1.53	$4.35

Basic and diluted weighted average common shares outstanding	3,971,200	1,257,579	3,551,600	1,257,579

See accompanying notes to condensed financial statements.

Synaptogenix, Inc.

Condensed Statements of Changes in Shareholders’ Equity

(Unaudited)

	Three Months Ended June 30, 2020
					Additional	Parent
	Common Stock		Preferred Stock		Paid-In	Company	Accumulated
	Shares	Amount	Shares	Amount	Capital	Investment	Deficit	Total

Balance April 1, 2020	—	$—	$—	$—	$—	$32,175,155	$—	$32,175,155

Net change in Parent company investment	—	—	—	—	—	—	—	—

Parent company stock based compensation	—	—	—	—	—	404,280	—	404,280

Consulting services paid by issuance of Parant company common stock warrants						150,529	—	150,529

Net loss	—	—	—	—	—	(2,932,126)	—	(2,932,126)

Balance June 30, 2020	—	$—	$—	$—	$—	$29,797,838	$—	$29,797,838

	Six Months Ended June 30, 2020
					Additional	Parent
	Common Stock		Preferred Stock		Paid-In	Company	Accumulated
	Shares	Amount	Shares	Amount	Capital	Investment	Deficit	Total

Balance January 1, 2020	—	$—	—	$—	$—	$17,418,765	$—	$17,418,765

Net change in Parent company investment	—	—	—	—	—	16,519,988	—	16,519,988

Parent company stock based compensation	—	—	—	—	—	1,061,096		1,061,096

Consulting services paid by issuance of Parant company common stock warrants	—	—	—	—	—	267,459	—	267,459

Net loss	—	—	—	—	—	(5,469,470)	—	(5,469,470)

Balance June 30, 2020	—	$—	—	$—	$—	$29,797,838	$—	$29,797,838

	Three Months Ended June 30, 2021
					Additional	Parent
	Common Stock		Preferred Stock		Paid-In	Company	Accumulated
	Shares	Amount	Shares	Amount	Capital	Investment	Deficit	Total

Balance April 1, 2021	3,508,129	$351	—	$—	$20,093,707	$—	$(4,684,850)	$15,409,208

Reverse stock split rounding	(345)	—	—	—	(1,529)	—	—	(1,529)

Stock based compensation	—	—	—	—	151,552	—	—	151,552

Issuance of warrants for consulting fees	—	—	—	—	52,681	—	—	52,681

Issuance of common stock for consulting fees	2,590	—	—	—	18,156	—	—	18,156

Private placement of common stock and warrants	1,587,030	159	—	—	11,271,335	—	—	11,271,494

Exercise of common stock warrants	941,394	94	—	—	7,582,182	—	—	7,582,276

Net loss	—	—	—	—	—	—	(2,293,842)	(2,293,842)

Balance June 30, 2021	6,038,798	$604	—	$—	$39,168,084	$—	$(6,978,692)	$32,189,996

	Six Months Ended June 30, 2021
					Additional	Parent
	Common Stock		Preferred Stock		Paid-In	Company	Accumulated
	Shares	Amount	Shares	Amount	Capital	Investment	Deficit	Total

Balance January 1, 2021	1,257,579	$126	—	$—	$6,668,859	$—	$(1,530,473)	$5,138,512

Reverse stock split rounding	(345)	—	—	—	(1,529)	—	—	(1,529)

Stock based compensation	—	—	—	—	719,791	—	—	719,791

Issuance of warrants for consulting fees	—	—	—	—	396,848	—	—	396,848

Issuance of common stock for consulting fees	2,590	—			18,156			18,156

Private placements of common stock and warrants	3,837,580	384	—	—	23,783,777			23,784,161

Exercise of common stock warrants	941,394	94			7,582,182			7,582,276

Net loss	—	—	—	—	—	—	(5,448,219)	(5,448,219)

Balance June 30, 2021	6,038,798	$604	—	$—	$39,168,084	$—	$(6,978,692)	$32,189,996

See accompanying notes to condensed financial statements.

Synaptogenix, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2021	June 30, 2020
CASH FLOW USED IN OPERATING ACTIVITIES
Net loss	$(5,448,219)	$(5,469,470)
Adjustments to reconcile net loss to net cash used by operating activities
Parent company stock based compensation	—	1,061,096
Stock based compensation	719,791	—
Consulting services paid by issuance of common stock	18,156	—
Consulting services paid by issuance of common stock warrants	396,848	—
Consulting services paid by issuance of Parent company common stock warrants	—	267,459
Depreciation expense	2,487	2,407
Change in assets and liabilities
Increase in prepaid expenses	(431,869)	(95,447)
(Decrease) increase in accounts payable	(612,171)	554,551
(Decrease) increase in accrued expenses	(230,345)	33,971
Total adjustments	(137,103)	1,824,037

Net Cash Used in Operating Activities	(5,585,322)	(3,645,433)

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchase of fixed assets	—	(5,413)

Net Cash Used in Investing Activities	—	(5,413)

CASH FLOWS FROM FINANCING ACTIVITIES
Private placements of common stock and warrants	23,784,161	—
Proceeds from exercise of investor warrants	7,582,276	—
Grant funding received	127,445	—
Cash in lieu of shares for reverse stock split	(1,529)
Net transfer from parent	—	16,519,988

Net Cash Provided by Financing Activities	31,492,353	16,519,988

NET INCREASE IN CASH AND EQUIVALENTS	25,907,031	12,869,142

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	5,795,055	17,382,038

CASH AND EQUIVALENTS AT END OF PERIOD	$31,702,086	$30,251,180

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

Note 1 – Organization, Business, Risks and Uncertainties:

Organization and Business

On May 17, 2020, Neurotrope, Inc. (“Neurotrope” or “the Parent”) announced plans for the complete legal and structural separation of its wholly owned subsidiary, Neurotrope Bioscience, Inc. from Neurotrope (the “Spin-Off”). Under the Separation and Distribution Agreement, Neurotrope planned to distribute all of its equity interest in this wholly owned subsidiary to Neurotrope’s stockholders. Following the Spin-Off, Neurotrope would not own any equity interest in the Company, and we would operate independently from Neurotrope. On December 7, 2020 we became an independent company, Synaptogenix, Inc., a Delaware corporation (formerly known as Neurotrope Bioscience, Inc.) (the “Company” or “Synaptogenix”). Our shares of common stock are listed on The Nasdaq Capital Market under the symbol “SNPX.”

On December 6, 2020, Neurotrope approved the final distribution ratio and holders of record of Neurotrope common stock, Neurotrope preferred stock and certain warrant holders as of November 30, 2020 (the “Spin-Off Record Date”) and received a pro rata distribution at the rate of (i) one share of Synaptogenix, Inc. common stock for every five shares of Neurotrope common stock held, (ii) one share of Synaptogenix, Inc. common stock for every five shares of Neurotrope common stock issuable upon conversion of Neurotrope preferred stock held and (iii) one share of Synaptogenix, Inc. common stock for every five shares of Neurotrope common stock issuable upon exercise of certain Neurotrope warrants held that were entitled to participate in the Spin-Off pursuant to the terms thereof (collectively, the “Distribution”).

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

The holders of Neurotrope’s amended and restated warrants to purchase 4,889,158 shares of Neurotrope common stock (the “A&R Warrants”) received 977,831 warrants to purchase shares of Synaptogenix common stock upon the exercise of such A&R Warrants held as of the Spin-Off Record Date (collectively, the “Spin-Off Warrants”). All the warrants have five year terms from December 2, 2020. See Note 8 – Common Stock Warrants.

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

Liquidity Uncertainties

As of June 30, 2021, the Company had approximately $31.7 million in cash and cash equivalents as compared to $5.8 million at December 31, 2020. The Company expects that its current cash and cash equivalents, $32.1 million as of the date of this quarterly report, which includes cash received during July and August of approximately $1.3 million consisting of cash received from exercise of investor warrants of approximately $800,000 plus reimbursement of trial expenses of approximately $500,000 from the NIH, will be sufficient to support its projected operating requirements for at least the next 12 months from this date. The operating requirements include the current development plan for Bryostatin-1, our novel drug targeting the activation of PKC epsilon.

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

The Company also faces the ongoing risk that the coronavirus pandemic may slow, for an unforeseeable period, the conduct of the Company’s trial. In order to prioritize patient health and that of the investigators at clinical trial sites, we will monitor enrollment of new patients in our 2020 Phase 2 clinical trial. In addition, some patients may be unwilling to enroll in our trials or be unable to comply with clinical trial protocols if quarantines or travel restrictions impede patient movement or interrupt healthcare services. These and other factors outside of our control could delay our ability to conduct clinical trials or release clinical trial results. In addition, the effects of a pandemic resurgence may also increase non-trial costs such as insurance premiums, increase the demand for and cost of capital, increase loss of work time from key personnel, and negatively impact our key clinical trial vendors and suppliers.

Note 2 – Summary of Significant Accounting Policies:

Basis of Presentation

Subsequent to the Spin-Off, the Company’s financial statements as of December 31, 2020 and for the period December 7, 2020 to December 31, 2020 are presented on a consolidated basis as the Company became a standalone public company on December 7, 2020. The Company’s combined financial statements for the period from January 1, 2020 through December 6, 2020 that is included in the results of operations for the six months ending June 30, 2020 and the year ended December 31, 2020 were derived from the consolidated financial statements and accounting records of Neurotrope, the former Parent. These combined financial statements reflect the historical results of operations, financial position and cash flows of the former Parent’s Spin-Off business which was a wholly owned subsidiary of Neurotrope, Neurotrope Bioscience, Inc., and represented substantially all the business of Neurotrope. These financial statements reflect our financial position, results of operations and cash flows as we were historically managed, in conformity with accounting principles generally accepted in the United States (“GAAP”).

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

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the unaudited condensed financial statements included herein contain all adjustments necessary to present fairly the Company's financial position and the results of its operations and cash flows for the interim periods presented. Such adjustments are of a normal recurring nature. The results of operations for the six months ended June 30, 2021 may not be indicative of results for the full year. These unaudited condensed financial statements should be read in conjunction with the audited condensed financial statements and the notes to those statements for the year ended December 31, 2020 included in our Annual Report on Form 10-K.

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

Cash and Cash Equivalents and Concentration of Credit Risk:

The Company considers all highly liquid cash investments with an original maturity of three months or less when purchased to be cash equivalents. At June 30, 2021, the Company’s cash balances that exceed the current insured amounts under the Federal Deposit Insurance Corporation (“FDIC”) were approximately $9.0 million. In addition, approximately $22.7 million included in cash and cash equivalents were invested in a money market fund, which is not insured under the FDIC.

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

Research and Development Costs:

All research and development costs, including costs to maintain or expand the Company’s patent portfolio licensed from CRE are expensed when incurred. Non-refundable advance payments for research and development are capitalized because the right to receive those services represents an economic benefit. Such capitalized advances will be expensed when the services occur and the economic benefit is realized. There were no capitalized research and development services at June 30, 2021 and December 31, 2020.

Loss Per Common Share:

On the Spin Off date, 1,257,579 shares of the Company’s Common Stock were distributed to Neurotrope stockholders as of November 30, 2020 (the Record Date). This share amount was being utilized for the calculation of basic earnings (loss) per share (“EPS”) for the periods prior to the Spin-Off because the Company was a wholly-owned subsidiary of Neurotrope prior to the Spin Off date. For the periods after the Spin-Off Date, EPS attributable to the Company’s common stockholders is based upon net income (loss) attributable to the Company’s common stockholders divided by the weighted-average number of common shares outstanding during the period. Penny warrants were included in the calculation of outstanding shares for purposes of basic loss per share. For the periods when a net loss is reported, the computation of diluted EPS equals the basic EPS calculation since common stock equivalents were antidilutive due to losses from continuing operations.

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

The Company had federal and state net operating loss carryforwards for income tax purposes of approximately $77.8 million through June 30, 2021. The net operating loss carryforwards resulted in a deferred tax asset of approximately $19.4 million at June 30, 2021. Income tax effects of share-based payments are recognized in the financial statements for those awards that will normally result in tax deductions under existing tax law. The deferred tax asset is offset by a full valuation allowance.

The Company (collectively with Neurotrope, Inc. / Petros Pharmaceuticals, Inc.) may be subject to significant U.S. federal income tax-related liabilities with respect to our prior distribution of all of the issued and outstanding shares of the common stock of Neurotrope Bioscience, Inc., the former subsidiary of Neurotrope, to our stockholders as of and on November 30, 2020 (the “Spin-Off”), if there is a determination that the Spin-Off is taxable for U.S. federal income tax purposes. In connection with the Spin-Off, the Company believes substantially to the effect that, among other things, the Spin-Off should qualify as a tax-free transaction for U.S. federal income tax purposes under Section 355 and Section 368(a)(1)(D) of the Code. If the conclusions of the tax opinions are not correct, or if the Spin-Off is otherwise ultimately determined to be a taxable transaction, the Company would be liable for U.S. federal income tax related liabilities.

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

Expense reimbursement for grant award

The Company reduces its research and development expenses by funding received or receivable from a National Institutes of Health (“NIH”) grant during the period that the expenses are incurred. The Company did not recognize any grant related expense reductions in the three and six months ended June 30, 2021. See Note 5, “Clinical Trial Services Agreements.”

Of the total $2.7 million available from the NIH grant, approximately $1 million was received for trial-related expenses incurred since grant inception to June 2021 with the remaining $1.7 million available for reimbursement during the period April 2021 to March 2022.  During July and thru August 10, 2021, the Company received approximately $500,000 of the remaining $1.7 million NIH grant.  The Company believes it will receive the maximum reimbursements under the grant.

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

Note 3– Collaborative Agreements and Commitments:

Stanford License Agreements

On May 12, 2014, the Company entered into a license agreement (the “Stanford Agreement”) with The Board of Trustees of The Leland Stanford Junior University (“Stanford”), pursuant to which Stanford has granted to the Company a revenue-bearing, world-wide right and exclusive license, with the right to grant sublicenses (on certain conditions), under certain patent rights and related technology for the use of bryostatin structural derivatives, known as “bryologs,” for use in the treatment of central nervous system disorders, lysosomal storage diseases, stroke, cardio protection and traumatic brain injury, for the life of the licensed patents. The Company is required to use commercially reasonable efforts to develop, manufacture and sell products (“Licensed Products”) in the Licensed Field of Use (as defined) during the term of the licensing agreement which expires upon the termination of the last valid claim of any licensed patent under this agreement. In addition, the Company must meet specific diligence milestones, and upon meeting such milestones, make specific milestone payments to Stanford. The Company must also pay Stanford royalties of 3% of net sales, if any, of Licensed Products (as defined) and milestone payments of up to $3.7 million dependent upon stage of product development. As of June 30, 2021, no royalties nor milestone payments have been required.

On January 19, 2017, the Company entered into an additional, second license agreement with Stanford, pursuant to which Stanford has granted to the Company a revenue-bearing, world-wide right and exclusive license, with the right to grant sublicenses (on certain conditions), under certain patent rights and related technology for the use of “Bryostatin Compounds and Methods of Preparing the Same,” or synthesized bryostatin, for use in the treatment of neurological diseases, cognitive dysfunction and psychiatric disorders, for the life of the licensed patents. The Company paid Stanford $70,000 upon executing the license and is obligated to pay an additional $10,000 annually as a license maintenance fee. In addition, based upon certain milestones which include product development and commercialization, the Company is required to pay up to an additional $2.1 million and between 1.5% and 4.5% royalty payments on certain revenues generated by the Company relating to the licensed technology. The Company has made all required annual maintenance payments. As of June 30, 2021, no royalties nor milestone payments have been required.

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

The Company is required to pay Mt. Sinai milestone payments of $2 million upon approval of a new drug approval (“NDA”) in the United States and an additional $1.5 million for an NDA approval in the European Union or Japan. In addition, the Company is required to pay Mt. Sinai royalties on net sales of licensed product of 2.0% for up to $250 million of net sales and 3.0% of net sales over $250 million. Since inception, the Company has paid Mt. Sinai approximately $170,000 consisting of licensing fees of $95,000 plus development costs and patent fees of approximately $75,000. As of June 30, 2021, no royalties nor milestone payments have been required.

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

In connection with the Supply Agreement, on June 9, 2020, the Company entered into a transfer agreement (the “Transfer Agreement”) with BryoLogyx. Pursuant to the terms of the Transfer Agreement, the Company agreed to assign and transfer to BryoLogyx all of the Company’s right, title and interest in and to that certain Cooperative Research and Development Agreement, dated as of January 29, 2019 (the “CRADA”), by and between the Company and the U.S. Department of Health and Human Services, as represented by the NCI, under which Bryostatin-1’s ability to modulate CD22 in patients with relapsed/refractory CD22+ disease has been evaluated to date. The transfer is subject to the receipt of NCI’s consent. Pursuant to guidance provided by NCI, the Company CRADA has been cancelled and BryoLogyx has initiated a request for a new CRADA in its name. BryoLogyx will be filing its own investigational new drug application (“IND”) for CD22 with the FDA. As consideration for the transfer of rights to the CRADA, BryoLogyx has agreed to pay to the Company 2% of the gross revenue received in connection with the sale of bryostatin products, up to an aggregate payment amount of $1 million. No such revenues have been earned as of June 30, 2021.

Nemours Agreement

On September 5, 2018, we announced a collaboration with Nemours A.I. DuPont Hospital (“Nemours”), a premier U.S. children’s hospital, to initiate a clinical trial in children with Fragile X. In addition to the primary objective of safety and tolerability, measurements will be made of working memory, language and other functional aspects such as anxiety, repetitive behavior, executive functioning, and social behavior. On August 5, 2021, the Company announced its memorandum of understanding with Nemours to initiate a clinical trial using bryostatin, under Orphan Drug Status, to treat Fragile X.  The Company intends to provide the bryostatin drug product and obtain the investigational new drug documentation (“IND”) and Nemours intends to provide the clinical site and attendant support for the trial.  The Company and Nemours, jointly, will develop the trial protocol. The Company estimates its total trial and IND cost to be approximately $700,000.

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

After Neurotrope’s initial Series A Stock financing, the CRE License Agreement required the Company to enter into scope of work agreements with CRE as the preferred service provider for any research and development services or other related scientific assistance and support services. There were no such statements of work agreements required to be entered into during the three and six months ended June 30, 2021 and 2020, respectively.

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

As of June 30, 2021, approximately $3.9 million has been funded against the total trial cost. Of this total, approximately $1.0 million has been received from the NIH. The Company incurred approximately $4.0 million of cumulative expenses associated with the current Phase 2 clinical trial as of June 30, 2021. Of the total $4.0 million incurred for the trial to-date, approximately $745,000 and $1.6 million is reflected in the statement of operations for the three and six months ended June 30, 2021, respectively. As of June 30, 2021, approximately $500,000 of WCT prepayments is included as a prepaid expense and other current assets and approximately $468,000 which is included in accounts payable in the accompanying balance sheet.

Related Party and Other Consulting Agreements

On August 4, 2016, Neurotrope, Inc. entered into a consulting agreement with SM Capital Management, LLC (“SMCM”), a limited liability company owned and controlled by the Company’s Chairman of the Board, Mr. Joshua N. Silverman (the “Consulting Agreement”). Pursuant to the Consulting Agreement, SMCM shall provide consulting services which shall include, but not be limited to, providing business development, financial communications and management transition services, for a one-year period, subject to annual review thereafter. SMCM’s annual consulting fee is $120,000, payable by the Company in monthly installments of $10,000. In addition, SMCM shall be reimbursed for (i) all pre-approved travel in connection with the consulting services to the Company, (ii) upon submission to the Company of appropriate vouchers and receipts, for all other out-of-pocket expenses reasonably incurred by SMCM in furtherance of the Company’s business. This contract has been assigned to Synaptogenix, Inc. as of December 1, 2020.  For the three and six months ended June 30, 2021, $30,000 and $60,000 is reflected in the Company’s statements of operations, respectively, pursuant to the Consulting Agreement.

Effective as of June 1, 2019, the Company entered into a consulting agreement with Katalyst Securities LLC (“Katalyst”), pursuant to which Katalyst provided investment banking consulting services to the Company and Neurotrope (the “Katalyst Agreement”). As consideration for its services under the Katalyst Agreement, the Company paid Katalyst $25,000 per month thru December 1, 2020, plus five-year warrants to purchase 4,500 shares of Neurotrope’s common stock on the effective date of the Katalyst Agreement and on each of the three-month anniversaries following the effective date with the last issuance on December 1, 2020. The warrants have an exercise price equal to the closing price of Neurotrope’s stock on the dates of issuances. Katalyst’s cash and stock-based compensation is included as general and administrative expenses in the Company’s statement of operations.

Effective as of January 1, 2021, the Company entered into an amended consulting agreement with Katalyst reducing the cash payment to $20,000 per month. In addition, on February 16, 2021, Katalyst was granted warrants to purchase 25,000 shares of the Company’s common stock at $11.46 per share, on April 1, 2021, was granted warrants to purchase an additional 4,500 shares of the Company’s common stock at $8.80 per share, and, on July 1, 2021, was granted warrants to purchase an additional 4,500 shares of the Company’s common stock at $9.76 per share. All other terms and conditions of the Katalyst Agreement remain unchanged. For the three and six months ended June 30, 2021, $153,867 and $459,700 is reflected in the Company’s statements of operations, respectively, pursuant to the Katalyst Agreement.

Effective as of June 5, 2019, the Company entered into a consulting agreement with GP Nurmenkari, Inc. (“GPN”) (the “GPN Agreement”), pursuant to which GPN agreed to provide investment banking consulting services to the Company and Neurotrope. The term of the agreement continued until December 1, 2020. As consideration for its services under the GPN Agreement, the Company agreed to pay to GPN $8,000 per month, plus five-year warrants to purchase 1,200 shares of Neurotrope’s common stock on the effective date and on each of the three-month anniversaries following the effective date. The warrants have an exercise price equal to the closing price of Neurotrope’s stock on the dates of issuances. On February 1, 2020, the Company amended the GPN Agreement, increasing the cash compensation to $17,500 per month thru November 30, 2020 and increasing the number of warrants issued each three-month period to 2,500, with the  last  issuance on December 1, 2020. GPN’s cash and stock-based compensation is included as general and administrative expenses in the Company’s statement of operations.

Effective as of January 1, 2021, the Company entered into an amended consulting agreement with GPN reducing the cash payment to $12,000 per month.  Effective as of July 1, 2021, the Company entered into a second amended consulting agreement with GPN increasing the cash payment to $20,000 per month and increasing warrant issued for each three-month period beginning July 1, 2021 to 5,800, with the last issuance on October 1, 2021. In addition, on February 16, 2021, GPN was granted warrants to purchase 10,000 shares of the Company’s common stock at $11.46 per share, on April 1, 2021, was granted warrants to purchase an additional 2,500 shares of the Company’s common stock at $8.80 per share, and, on July 1, 2021, was granted warrants to purchase an additional 5,800 shares of the Company’s common stock at $9.76 per share. All other terms and conditions of the GPN Agreement remain unchanged. For the three and six months ended June 30, 2021, $54,815 and $189,148 is reflected in the Company’s statements of operations, respectively, pursuant to the GPN Agreement.

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

As of August 10, 2021, approximately $427,400 has been paid of which approximately $213,700 has been reimbursed by Metuchen. As of December 31, 2020 and June 30, 2021, the severance obligation included in accrued expenses on the Company’s balance sheet was approximately $332,000 and $99,000, respectively.

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

Note 6 – Stockholders’ Equity

On December 7, 2020, the Company completed its Spin-Off from Neurotrope and issued 1,257,579 of common stock to stakeholders of Neurotrope. The shares issues were determined by the number of Neurotrope shares held by each shareholder multiplied by the exchange rate of .20 shares of Synaptogenix for each share of Neurotrope, held on November 30, 2020, the record date of the Spin-Off. In addition, common shares were issued to Neurotrope. warrant holders that chose not to amend their warrants pursuant to the amendments offered to all Series E, F, G and H warrant holders.

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

January 2021 Private Placement

On January 21, 2021, the Company entered into Securities Purchase Agreements (the “Purchase Agreement”) with certain accredited investors (the “Purchasers”) to issue (a) an aggregate of 2,417,242 shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) and/or prefunded warrants to purchase shares of Common Stock at an exercise price of $0.01 per share (the “Pre-Funded Warrants”), (b) Series E warrants to purchase 2,333,908 shares of Common Stock, with an exercise price of $8.51 per share (subject to adjustment), for a period of twelve months from the date of an effective registration statement (the “Series E Warrants”) and (c) Series F warrants to purchase up to an aggregate of 2,333,908 shares of Common stock, with an exercise price of $6.90 per share (subject to adjustment), for a period of five years from the date of issuance (the “Series F Warrants” and together with the Series E Warrants, the “Warrants”) at a combined purchase price of $6.00 per share of Common Stock and Warrants (the “Offering”). The Company received total gross proceeds of approximately $14,000,000 and net proceeds of approximately $12.5 million.

In connection with the Purchase Agreement, the Company and the Purchasers entered into a Registration Rights Agreement (the “Registration Rights Agreement”) on January 21, 2021. Under the terms of the Registration Rights Agreement, the Company agreed to register the shares of Common Stock and the shares of Common Stock issuable upon exercise of the Warrants and the Pre-Funded Warrants sold to the Buyers pursuant to the Purchase Agreement. The Company filed a registration statement on Form S-1 in connection with the Registration Rights Agreement on February 8, 2021. The Company also agreed to other customary obligations regarding registration, including indemnification and maintenance of the effectiveness of the registration statement. The Company’s registration statement on Form S-1 to register the shares of Common Stock and the shares of Common Stock issuable upon exercise of the Warrants and Pre-Funded Warrants went effective on April 29, 2021.

In connection with the Offering, we paid our placement agents Katalyst and GPN (i) a cash fee equal to ten percent (10%) of the gross proceeds from any sale of securities in the Offering sold to Purchasers introduced by the Placement Agent and (ii) warrants to purchase shares of Common Stock equal to ten percent (10%) of the number of shares of Common Stock sold to Purchasers introduced by the placement agents, with an exercise price of $6.90 per share and a five-year term.

June 2021 Private Placement

On June 14, 2021, the Company entered into Securities Purchase Agreements (the “June Purchase Agreement”) with certain accredited investors (the “June Purchasers”) to issue (a) an aggregate of 1,653,281 shares of the Company’s Common Stock and/or prefunded warrants to purchase shares of Common Stock at an exercise price of $0.01 per share (the “June Pre-Funded Warrants”) and (b) Series G warrants to purchase up to an aggregate of 1,653,281 shares of Common stock, with an exercise price of $8.51 per share (subject to adjustment), for a period of five years from the date of issuance (the “June Warrants”) at a combined purchase price of $7.547 per share of Common Stock and June Warrants (the “June Offering”). The Company received total gross proceeds of approximately $12.5 million and net proceeds of approximately $11.2 million.

In connection with the June Purchase Agreement, the Company and the June Purchasers entered into a Registration Rights Agreement (the “June Registration Rights Agreement”) on June 14, 2021. Under the terms of the June Registration Rights Agreement, the Company agreed to register the shares of Common Stock and the shares of Common Stock issuable upon exercise of the June Warrants and the June Pre-Funded Warrants sold to the Buyers pursuant to the June Purchase Agreement. The Company filed a registration statement for the resale of such securities on June 24, 2021, and it was declared effective by the SEC on July 6, 2021. The Company also agreed to other customary obligations regarding registration, including indemnification and maintenance of the effectiveness of the registration statement.

In connection with the June Offering, pursuant to an Engagement Agreement, dated June 14, 2021 (the “June Engagement Agreement”), between the Company and Katalyst Securities LLC (the “June Placement Agent”), the Company paid the June Placement Agent (i) a cash fee equal to ten percent (10%) of the gross proceeds from the sale of securities in the Offering sold to June Purchasers introduced by the June Placement Agent and (ii) 152,378 warrants to purchase shares of Common Stock equal to ten percent (10%) of the number of shares of Common Stock sold to June Purchasers introduced by the June Placement Agent, with an exercise price of $8.51 per share and a five-year term (the “June Broker Warrants”). Furthermore, the Company agreed to pay the June Placement Agent a warrant exercise fee equal to ten percent (10%) of the aggregate exercise price that is paid in connection with each exercise, if any, of the June Warrants initially held by June Purchasers introduced by the June Placement Agent. The June Placement Agent is also entitled to the foregoing fees with respect to any future financing or capital-raising transaction by the Company (a “Subsequent Financing”), to the extent such financing or capital is provided to the Company by investors whom the Placement Agent had introduced to the Company, in the event such Subsequent Financing is consummated within eighteen (18) months following the closing of the June Offering.

Adoption of a Shareholder Rights Plan

On January 13, 2021, the Company adopted a shareholder rights plan (the “Rights Plan”). The Rights Plan is intended to protect the interests of the Company’s stockholders and enable them to realize the full potential value of their investment by reducing the likelihood that any person or group gains control of the Company, through open market accumulation or other tactics, without appropriately compensating all stockholders. Pursuant to the Rights Plan, the Company will issue, by means of a dividend, one preferred share purchase right for each outstanding share of our Common Stock to shareholders of record on the close of business on January 25, 2021. Initially, these Rights will trade with, and be represented by, the shares of our Common Stock. The Rights will generally become exercisable only if any person (or any persons acting as a group) acquires 15% or more of our outstanding Common Stock (the “Acquiring Person”) in a transaction not approved by the Board, subject to certain exceptions, as explained below.

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

On January 13, 2021, the board of directors of the Company (the “Board”)declared a dividend of one preferred share purchase right (a “Right”), payable on January 25, 2021, for each share of common stock, par value $0.0001 per share, of the Company (the “Common Shares”) outstanding on January 25, 2021 (the “Record Date”) to the stockholders of record on that date. In connection with the distribution of the Rights, the Company entered into a Rights Agreement (the “Rights Agreement”), dated as of January 19, 2021, between the Company and Philadelphia Stock Transfer, Inc., as rights agent. Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Preferred Stock, par value $0.001 per share (the “Preferred Shares”), of the Company at a price of $20 per one one-thousandth of a Preferred Share represented by a Right (the “Purchase Price”), subject to adjustment.

Unless earlier redeemed, terminated or exchanged pursuant to the terms of the Rights Plan, the Rights will expire at the close of business on January 13, 2023. The Board may terminate the Rights Plan before that date if the Board determines that there is no longer a threat to shareholder value.

Reverse Stock Split

At the Special Meeting, the stockholders approved our proposal to effect one reverse stock split of the Company’s outstanding shares of Common stock, at any ratio between 1-for-1.5 and 1-for-20, at such time as the Company’s Board of Directors shall determine, in its sole discretion, before December 31, 2022.  On May 19, 2021, the Company effected a 1-for-4 reverse stock split of its shares of common stock.  As a result of the reverse stock split, every four (4) shares of the Company’s pre-reverse split common stock was combined and reclassified into one share of common stock.  These financial statements have been adjusted to retrospectively reflect this reverse stock split.

Note 7 – Stock Based Compensation

2020 Equity Incentive Plan

Upon completion of the Spin-Off, the Company’s 2020 Equity Incentive Plan (the “2020 Plan”) became effective on December 7, 2020. The total number of securities available for grant under the 2020 Plan was 250,000 shares of common stock, subject to adjustment.  On April 7, 2021, the Company held a special meeting of stockholders (“Special Meeting”).  At the Special Meeting, the Company’s stockholders approved an amendment to the Company’s 2020 Plan to increase the total number of shares of the Company’s common stock from 250,000 to an aggregate of 625,000 shares of common stock.

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

Option Grants

The following is a summary of stock option activity under the stock option plans for the six months ended June 30, 2021:

Weighted-
			Average	Aggregate
		Weighted-	Remaining	Intrinsic
	Number	Average	Contractual	Value
	of	Exercise	Term	(in
	Shares	Price	(Years)	millions)
Options outstanding at January 1, 2021	—	$—	—	$—
Options granted	123,850	$9.84
Less options forfeited	—	$—
Less options expired/cancelled	—	$—
Less options exercised	—	$—
Options outstanding at June 30, 2021	123,850	$9.84	9.5	$—
Options exercisable at June 30, 2021	77,038	$9.84	9.5	$—

On January 13, 2021, pursuant to its 2020 Plan, the Company granted stock options to purchase an aggregate of 116,350 shares of the Company’s common stock to six members of the board of directors and four employees, including 12,575 options granted to the Company’s Chief Executive Officer pursuant to his employment agreement with the Company dated December 7, 2020. The stock options have an exercise price of $9.84 per share and an expiration date that is ten years from the date of issuance. 103,775 options vest 50% on the date of grant and 50% on the first anniversary of the grant date, the 12,575 options granted to the CEO vest 25% per quarter over one year, with the initial 25% vesting on March 7, 2021.  On April 6, 2021, pursuant to the Company’s Director Compensation Policy (see below), the Company granted stock options to purchase an aggregate of 7,500 shares of the Company’s common stock to five members of the board of directors.  The stock options have an exercise price of $9.80 per share and an expiration that is ten years from the date of issuance.  All these options vest on the first anniversary of the grant date.

The Black-Scholes valuation model was used to calculate the fair value of these stock options issued pursuant to the 2020 Plan. The fair value of stock options issued was estimated at the grant date using the following weighted average assumptions: Dividend yield 0%; Expected term 5.2 years; an aggregate volatility based upon a blend of the former Parent Company’s historical volatility and guideline company historical volatility of 129.9%; and Risk-free interest rate 0.51%. The weighted average grant date fair value of options granted was approximately $1,054,000.

On March 12, 2021, Synaptogenix adopted a new nonemployee director compensation policy (the “Director Compensation Policy”). The Director Compensation Policy provides for the annual automatic grant of nonqualified stock options to purchase up to 1,500 shares of Synaptogenix’s Common Stock to each of Synaptogenix’s nonemployee directors. Such grants shall occur annually on the fifth business day after the filing of Synaptogenix’s Annual Report on Form 10-K and shall vest on the one-year anniversary from the date of grant subject to the director’s continued service on the Board of Directors on the vesting date. The Director Compensation Policy also provides for the automatic grant of nonqualified stock options to purchase up to 1,200 shares of Synaptogenix’s Common Stock, plus options to purchase an additional 300 shares of Common Stock for service on a committee of the Board of Directors, to each newly appointed director following the date of his or her appointment. Such options shall vest as follows: fifty percent (50%) on the date of the grant, twenty-five percent (25%) on the one year anniversary from the date of the grant, and twenty-five percent (25%) on the second year anniversary from the date of the grant, subject to the director’s continued service on the Board of Directors on the applicable vesting dates.

Total stock-based compensation for the six months ended June 30, 2021 was $719,791, of which $209,465 was classified as research and development expense and $510,326 was classified as general and administrative expense. Total stock-based compensation for the six months ended June 30, 2020 was $1,061,096, of which $398,840 was classified as research and development expense and $662,256 was classified as general and administrative expense.

For the three months ended June 30, 2021, total stock-based compensation was $151,552, of which $35,763 was classified as research and development and $115,789 was classified as general and administrative expense.Stock-based compensation for the three months ended June 30, 2020, totaling $404,280, of which $161,642 was classified as research and development and $242,638 was classified as general and administrative expense.

Restricted Stock Grants

On July 13, 2021, the Company granted a total of 495,000 restricted stock units (RSUs) of which 425,000 were granted to seven Board members (including two executives), 60,000 to the Company’s CFO and 10,000 to two employees.  The RSUs vest 50% upon the six month anniversary of the grant with the remaining 50% vesting upon the one year anniversary of the grant.

Note 8 – Common Stock Warrants

Warrant Amendment

Beginning on September 28, 2020, Neurotrope entered into separate warrant amendment agreements with certain existing holders of its warrants to purchase shares of the Neurotrope’s common stock. As of October 26, 2020, holders of warrants to purchase 978,077 shares of Neurotrope Common Stock had entered into warrant amendment agreements, including holders of Series E Warrants to purchase 39,535 shares of common stock, Series F Warrants to purchase 155,917 shares of common stock, Series G Warrants to purchase 227,163 shares of common stock and Series H Warrants to purchase 555,462 shares of Neurotrope. Common Stock.

Pursuant to the terms of the warrant amendment agreements, Neurotrope and the holders agreed to the following provisions with respect to the Company’s warrants:

The initial exercise price of the Spin-Off Warrants was determined as follows for each of the Original Warrants (all of which expire on December 7, 2025):

(i)

for the Neurotrope Series E Warrants (now the Company’s Series A Warrants), by dividing $250 million by 1,257,604 shares of common stock of the Spin-Off Company outstanding immediately after the Spin-Off. This resulted in an exercise price of $198.80 per warrant for 39,535 Series A Warrants;

(ii)

for the Neurotrope Series F Warrants (now the Company’s Series B Warrants), by dividing $100 million by 1,257,604 of shares of common stock of the Spin-Off Company outstanding immediately after the Spin-Off. This resulted in an exercise price of $79.52 per warrant for 155,917 Series B Warrants;

(iii)

for the Neurotrope Series G Warrants (now the Company’s Series C Warrants), by dividing $50 million by 1,257,604 shares of common stock of the Spin-Off Company outstanding immediately after the Spin-Off. This resulted in an exercise price of $39.76 per warrant for 227,163 Series C Warrants; and

(iv)

for the Neurotrope Series H Warrants (now the Company’s Series D Warrants), by dividing $20 million by 1,257,604 of shares of common stock of the Spin-Off Company outstanding immediately after the Spin-Off. This resulted in an exercise price of $15.92 per warrant for 555,462 Series D Warrants.

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

Deemed distribution

On December 7, 2020, pursuant to the Merger , the Company issued a total of 978,077 warrants to investors that elected to amend their existing Neurotrope warrants (see above) and a total of 52,983 shares of the Company’s common stock to those Neurotrope shareholders not electing to amend their existing warrants.

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

Outstanding Warrants

As of June 30, 2021, the Company had warrants outstanding consisted of the following:

Number
of shares
Warrants outstanding January 1, 2021	978,077
Warrants issued	6,898,451
Warrants exercised	(941,394)
Warrants outstanding June 30, 2021	6,935,134

Pursuant to the January 2021 private placement, the Company issued to investors Series E Warrants to purchase 2,333,908 shares of Common Stock, with an exercise price of $8.51 per share (subject to adjustment), for a period of twelve months from the date of an effective registration statement, Series F Warrants to purchase up to an aggregate of 2,567,299 shares of Common stock, with an exercise price of $6.90 per share (subject to adjustment), for a period of five years from the date of issuance and pre-funded Warrants to purchase 83,334 shares of Common Stock, with an exercise price of $0.01 per share (subject to adjustment), for a period of five years from the date of issuance. Of the total Series F Warrants, 233,391 were issued pursuant to the Company’s placement agent agreements for the private placement (See Note 6 – “January 2021 Private Placement” above).

Pursuant to the June 2021 Private Placement, the Company issued to investors Series G Warrants to purchase up to an aggregate of 1,653,281 shares of Common stock, with an exercise price of $8.51 per share (subject to adjustment), for a period of five years from the date of issuance and pre-funded June Warrants to purchase 66,251 shares of Common Stock, with an exercise price of $0.01 per share (subject to customary adjustment for stock splits, dividends, other), for a period of five years from the date of issuance. In addition, 152,378 warrants were issued pursuant to the Company’s Placement Agent Agreement for the private placement with an exercise price of $7.547 per share (See Note 6 – “June 2021 Private Placement” above).

On February 16, 2021, pursuant to its advisory agreements, the Company issued warrants to purchase 35,000 share of Common Stock, with an exercise price of $11.46 per share, for a period of five years from the issuance date. On April 1, 2021, the Company issued warrants to purchase 7,000 shares of Common Stock, with an exercise price of $9.76 per share, for a period of five years from the issuance date. The Company used the Black-Scholes valuation model to calculate the value of these warrants issued to advisors during the six months ended June 30, 2021. The fair value of the warrants was estimated at the date of issuance using the following weighted average assumptions: Dividend yield 0%; Expected term five years; volatility based upon a blend of the Parent company’s and guideline company historical volatility 130.5%; and Risk-free interest rate of 0.63%. The total expense recorded in the six month period was approximately $397,000.

During the three and six month periods ended June 30, 2021, 11 warrant holders exercised 675,001 Series E Warrants to purchase 675,001 shares of Common Stock at $8.51 per warrant and 11 warrant holders exercised 266,393 Series F Warrants to purchase 266,393 shares of Common Stock at $6.90per warrant.  Total proceeds from these warrant exercises was approximately $7.6 million.

Subsequent to period end, during July and August, 2021, five warrant holders exercised 79,169 Series E Warrants to purchase 79,169 shares of Common Stock at $8.51 per share and three warrant holders exercised 18,335 Series F Warrants to purchase 18,335 shares of Common Stock at $6.90 per share.  Total cash proceeds from these warrant exercises was approximately $800,000.

Note 9 - Parent Company Investment

The components of the net transfers from parent for the three and six months ended June 30, 2021 and 2020 are as follows:

	Three months ended
	June 30,
	2021	2020
Stock based compensation from Parent	$—	$404,280
Consultant compensation paid with Parent equity	—	150,529
Parent contributions	—	—

Total	$—	$554,809

	Six months ended
	June 30,
	2021	2020
Stock based compensation from Parent	$—	$1,061,096
Consultant compensation paid with Parent equity	—	267,459
Parent contributions	—	16,519,988

Total	$—	$17,848,543

Note 10 – Subsequent Events

Refer to Notes 1, 5, 6, 7 and 8 for disclosure of applicable subsequent events.

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

Basis of Presentation

The unaudited financial statements for the fiscal six months ended June 30, 2021 and 2020 include a summary of our significant accounting policies and should be read in conjunction with the discussion below and our financial statements and related notes included elsewhere in this quarterly report. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included in the financial statements. All such adjustments are of a normal recurring nature.

Subsequent to the Spin-Off, the Company’s financial statements as of December 31, 2020 and for the period December 7, 2020 to December 30, 2020 are presented on a consolidated basis as the Company became a standalone public company on December 7, 2020. The Company’s combined financial statements as of June 30, 2020 were derived from the consolidated financial statements and accounting records of Neurotrope, the former Parent. These combined financial statements reflect the historical results of operations, financial position and cash flows of the former Parent’s Spin-Off business which was a wholly owned subsidiary of Neurotrope. Neurotrope Bioscience, Inc. represented substantially all the business of Neurotrope. As a result, the historical financial statements of Synaptogenix are virtually identical to those of Neurotrope, other than capitalization.

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

On December 7, 2020, we filed an amended and restated certificate of incorporation which, among other things, changed our name to Synaptogenix, Inc. Our Common Stock is listed on the Nasdaq Capital Market under the symbol “SNPX”.

January 2021 Private Placement

On January 21, 2021, we entered into Securities Purchase Agreements (the “Purchase Agreement”) with certain accredited investors (the “Purchasers”) to issue (a) an aggregate of 2,417,242 shares of our Common stock and/or Pre-Funded Warrants to purchase shares of Common Stock, (b) Series E Warrants to purchase 2,333,908 shares of Common Stock, with an exercise price of $8.51 per share (subject to adjustment), for a period of twelve months from the date of an effective registration statement and (c) Series F Warrants to purchase up to an aggregate of 2,333,908 shares of Common Stock, with an exercise price of $6.90 per share (subject to adjustment), for a period of five years from the date of issuance at a combined purchase price of $6.00 per share of Common Stock and Warrants (the “Offering”). We received total gross proceeds of approximately $14,000,000 in Offering.

In connection with the Purchase Agreement, we entered into a Registration Rights Agreement with the Purchasers (the “Registration Rights Agreement”) on January 21, 2021. Under the terms of the Registration Rights Agreement, we agreed to register the shares of Common Stock and the shares of Common Stock issuable upon exercise of the Warrants and the Pre-Funded Warrants sold to the Purchasers pursuant to the Purchase Agreement. We filed a registration statement on Form S-1 in connection with the Registration Rights Agreement on February 8, 2021. We also agreed to other customary obligations regarding registration, including indemnification and maintenance of the effectiveness of the registration statement.

In connection with the Offering, we paid our Placement Agents (i) a cash fee equal to ten percent (10%) of the gross proceeds from any sale of securities in the Offering sold to Purchasers introduced by the Placement Agent and (ii) warrants to purchase shares of Common Stock equal to ten percent (10%) of the number of shares of Common Stock sold to Purchasers introduced by the Placement Agent, with an exercise price of $6.90 per share and a five-year term.

June 2021 Private Placement

On June 14, 2021, we entered into Securities Purchase Agreements (the “June Purchase Agreement”) with certain accredited investors (the “June Purchasers”) to issue (a) an aggregate of 1,653,281 shares of Common Stock and/or prefunded warrants to purchase shares of Common Stock at an exercise price of $0.01 per share (the “June Pre-Funded Warrants”) and (b) Series G warrants to purchase up to an aggregate of 1,653,281 shares of Common stock, with an exercise price of $8.51 per share (subject to adjustment), for a period of five years from the date of issuance (the “June Warrants”) at a combined purchase price of $7.547 per share of Common Stock and Warrants (the “June Offering”). We received total gross proceeds of approximately $12.5 million and net proceeds of approximately $11.2 million from the June Offering.

In connection with the June Purchase Agreement, we and the June Purchasers entered into a Registration Rights Agreement (the “June Registration Rights Agreement”) on June 14, 2021. Under the terms of the June Registration Rights Agreement, we agreed to register the shares of Common Stock and the shares of Common Stock issuable upon exercise of the June Warrants and the June Pre-Funded Warrants sold to the Buyers pursuant to the June Purchase Agreement. We filed a registration statement for the resale of such securities on June 24, 2021, and it was declared effective by the SEC on July 6, 2021. We also agreed to other customary obligations regarding registration, including indemnification and maintenance of the effectiveness of the registration statement.

In connection with the June Offering, pursuant to an Engagement Agreement, dated June 14, 2021 (the “June Engagement Agreement”), between the Company and Katalyst Securities LLC (the “June Placement Agent”), we paid the June Placement Agent (i) a cash fee equal to ten percent (10%) of the gross proceeds from the sale of securities in the Offering sold to June Purchasers introduced by the June Placement Agent and (ii) 152,378 warrants to purchase shares of Common Stock equal to ten percent (10%) of the number of shares of Common Stock sold to June Purchasers introduced by the June Placement Agent, with an exercise price of $8.51 per share and a five-year term (the “June Broker Warrants”). Furthermore, we agreed to pay the June Placement Agent a warrant exercise fee equal to ten percent (10%) of the aggregate exercise price that is paid in connection with each exercise, if any, of the Warrants initially held by Purchasers introduced by the June Placement Agent. The June Placement Agent is also entitled to the foregoing fees with respect to any future financing or capital-raising transaction by us (a “Subsequent Financing”), to the extent such financing or capital is provided to us by investors whom the June Placement Agent had introduced to us, in the event such Subsequent Financing is consummated within eighteen (18) months following the closing of the June Offering.

Reverse Stock Split

At the Special Meeting, the stockholders approved our proposal to effect one reverse stock split of our outstanding shares of Common stock, at any ratio between 1-for-1.5 and 1-for-20, at such time as the Board shall determine, in its sole discretion, before December 31, 2022.  On May 19, 2021, we effected a 1-for-4 reverse stock split of our shares of common stock.  As a result of the reverse stock split, every four (4) shares of our pre-reverse split common stock was combined and reclassified into one share of common stock.  The information herein has been adjusted to retrospectively reflect this reverse stock split.

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

On July 23, 2020, we entered into the 2020 Services Agreement with WCT. The 2020 Services Agreement relates to services for our Phase 2 clinical study assessing the safety, tolerability and long-term efficacy of bryostatin in the treatment of moderately severe AD subjects not receiving memantine treatment.  The total estimated budget for the services, including pass-through costs, is approximately $9.8 million. As previously disclosed, on January 22, 2020, we have received a $2.7 million award from the NIH, which award will be used to support the 2020 Study, resulting in an estimated net budgeted cost of the 2020 Study to us of $7.1 million.

As of June 30, 2021, we incurred cumulative expenses of approximately $4.6 million associated with services provided by WCT and certain pass thru expenses incurred by WCT, which was offset by NIH reimbursements recognized of $1.0 million As of August 5, 2021, the NIH has reimbursed us a total of approximately $1.5 million for expenses incurred to date.

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

Nemours Agreement

On September 5, 2018, we announced a collaboration with Nemours, a premier U.S. children’s hospital, to initiate a clinical trial in children with Fragile X. In addition to the primary objective of safety and tolerability, measurements will be made of working memory, language and other functional aspects such as anxiety, repetitive behavior, executive functioning, and social behavior. On August 5, 2021, the Company announced its memorandum of understanding with Nemours A.I. DuPont Hospital (“Nemours”) to initiate a clinical trial using bryostatin, under Orphan Drug Status, to treat Fragile X. The Company intends to provide the bryostatin drug product and obtain the investigational new drug documentation (“IND”) and Nemours intends to provide the clinical site and attendant support for the trial.  The Company and Nemours, jointly, will develop the trial protocol. The Company estimates its total trial and IND cost to be approximately $700,000.

Impact of COVID-19

We face the ongoing risk that the coronavirus pandemic may slow the conduct of our current trial. In order to prioritize patient health and that of the investigators at clinical trial sites, we will monitor enrollment of new patients in our Phase 2 clinical trial of Bryostatin-1 for the treatment of patients with Alzheimer’s disease. In addition, some patients may be unwilling to enroll in our trials or be unable to comply with clinical trial protocols if quarantines or travel restrictions impede patient movement or interrupt healthcare services. These and other factors outside of our control could delay our ability to conduct clinical trials or release clinical trial results. In addition, the effects of the ongoing coronavirus pandemic may also increase non-trial costs such as insurance premiums, increase the demand for and cost of capital, increase loss of work time from key personnel, and negatively impact our key clinical trial vendors and supplier of API.

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

Results of Operations

Comparison of the six months ended June 30, 2021 and 2020

The following table summarizes our results of operations for the six months ended June 30, 2021 and 2020:

	Six months ended
	June 30,		Dollar
	2021	2020	Change	% Change
Revenue	$—	$—	$—	0%
Operating Expenses:
Research and development expenses	$2,138,060	$993,310	$1,144,750	115.2%
General and administrative expenses – Related party	$—	$28,362	$(28,362)	(100.0)%
General and administrative expenses	$3,312,306	$4,594,306	$(1,310,362)	(28.3)%
Other income, net	$2,147	$146,508	$(144,361)	(98.5)%
Net loss	$5,448,219	$5,469,470	$(21,251)	(0.4)%

Revenues

We did not generate any revenues for the six months ended June 30, 2021 and 2020.

Operating Expenses

Overview

Total operating expenses for the six months ended June 30, 2021 were $5,450,366 as compared to $5,615,978 for the six months ended June 30, 2020, a decrease of approximately 3%. The decrease in total operating expenses is due primarily to the decreases in our general and administrative expenses mostly offset by the increase in research and development expenses.

Research and Development Expenses

For the six months ended June 30, 2021, we incurred $2,138,060 in research and development expenses as compared to $993,310 for the six months ended June 30, 2020. These expenses were incurred pursuant to developing the potential AD therapeutic product, specifically expenses relating to our ongoing Phase 2 clinical trial for AD. Of these expenses, for the six months ended June 30, 2021, $1,732,669 was incurred principally relating to our current confirmatory clinical trial and related storage of drug product, $156,853 for clinical consulting services, $14,876 of amortization of prepaid licensing fees relating to the Stanford and Mount Sinai license agreements, $24,197 for development of alternative drug supply with Stanford University and $209,465 of non-cash stock options compensation expense as compared to, for the six months ended June 30, 2020, $357,122 was incurred principally relating to our confirmatory clinical trial and related storage of drug product, $208,241 for clinical consulting services, $14,959 of amortization of prepaid licensing fees relating to the Stanford and Mount Sinai license agreements, $14,148 for development of alternative drug supply with Stanford University and $398,840 of non-cash stock options compensation expense.

We expect our research and development expenses to substantially increase, in the short term, as our current Phase 2 clinical trial for AD was initiated approximately six months ago. Other development expenses might increase, as our resources permit, in order to advance our potential products. We are continuing to determine how to proceed with respect to our other current development programs for Bryostatin-1.

General and Administrative Expenses

We incurred $3,312,306 and $4,594,306 of non-related party general and administrative expenses for the six months ended June 30, 2021 and 2020, respectively, a decrease of approximately 28.3%. Of the amounts for the six months ended June 30, 2021, as compared to the comparable 2020 period: $667,552 was incurred primarily for wages, bonuses, vacation pay, severance, taxes and insurance, versus $1,038,088 for the 2020 comparable period. The decrease is primarily attributable to the termination of our Chief Executive Officer at the end of 2020; $468,406 was incurred for legal expenses versus $1,269,880 for the 2020 comparable period. The decrease for 2021 is based upon one-time work associated with our strategic alternatives, planning, restructuring and spin-off of Synaptogenix, Inc. in 2020; $956,530 was incurred for outside operations consulting services, versus $798,581 for the 2020 comparable period as, for 2021, we incurred additional non-cash expenses associated with warrant issuances for investment banking consulting services; $28,167 was incurred for travel expenses, versus $45,657 for the 2020 comparable period, which decrease is primarily attributable to limited travel due to the COVID-19 contagion; $156,528 was incurred for investor relations services versus $222,391 for the 2020 comparable period; $88,163 was incurred for professional fees associated with auditing, financial, accounting and tax advisory services, versus $156,135 for the 2020 comparable period, which additional expenses during the prior period were incurred for fees associated with our strategic transactions; $327,545 was incurred for insurance, versus $308,397 for the 2020 comparable period, which increase is primarily attributable to an increase in coverage; $109,089 was incurred for utilities, supplies, license fees, filing costs, rent, advertising and other versus $113,922 for the 2020 comparable period, and $510,326 was recorded as non-cash stock options compensation expense versus $641,255 for the 2020 comparable period.

Other Income / Expense

We earned $2,147 of interest income for the six months ended June 30, 2021 as compared to $146,508 for the six months ended June 30, 2020 on funds deposited in interest bearing money market accounts.  The decrease is primarily attributable to the decrease in money market interest income rates partially offset by higher cash balances for the six months ended June 30, 2021 versus 2020.

Net loss

We incurred losses of $5,448,219 and $5,469,470 for the six months ended June 30, 2021 and 2020, respectively. The increased loss was primarily attributable to the increase in net research and development expenses associated with our current Phase 2 confirmatory clinical trial offset by the decrease in our general and administrative expenses.

The computation of diluted loss per share for the six months ended June 30, 2021 excludes 6,785,549 warrants and options to purchase 123,850 shares of our common stock as they are anti-dilutive due to our net loss. For the six months ended June 30, 2020, the computation excludes 5,467,815 warrants and options to purchase 567,894 shares of our common stock, as they are anti-dilutive due to our net loss.

Comparison of the three months ended June 30, 2021 and 2020

The following table summarizes our results of operations for the three months ended June 30, 2021 and 2020:

	Three months ended
	June 30,		Dollar
	2021	2020	Change	% Change
Revenue	$—	$—	$—	0%
Operating Expenses:
Research and development expenses	$986,280	$600,065	$386,215	64.4%

General and administrative expenses	$1,308,893	$2,407,702	$(1,098,809)	(45.6)%
Other income, net	$1,331	$75,641	$(74,310)	(98.2)%
Net loss	$2,293,842	$2,932,126	$(638,284)	(21.8)%

Revenues

We did not generate any revenues for the three months ended June 30, 2021 and 2020.

Operating Expenses

Overview

Total operating expenses for the three months ended June 30, 2021 were $2,295,173 as compared to $3,007,767 for the three months ended June 30, 2020, a decrease of approximately 24%. The decrease in total operating expenses is due primarily to increases in our general and administrative expenses offset by an increase in research and development expenses.

Research and Development Expenses

For the three months ended June 30, 2021, we incurred $986,280 in research and development expenses as compared to $600,065 for the three months ended June 30, 2020. These expenses were incurred pursuant to developing the potential AD therapeutic product, specifically expenses relating to the recently initiated Phase 2 clinical trial for AD. Of these expenses, for the three months ended June 30, 2021, $834,080 was incurred principally relating to our current confirmatory clinical trial and related storage of drug product, $93,203 for clinical consulting services, $7,479 of amortization of prepaid licensing fees relating to the Stanford and Mount Sinai license agreements, $15,755 for development of alternative drug supply with Stanford University and $35,763 of non-cash stock options compensation expense as compared to, for the three months ended June 30, 2020, $282,095 was incurred principally relating to our confirmatory clinical trial and related storage of drug product, $141,614 for clinical consulting services, $7,480 of amortization of prepaid licensing fees relating to the Stanford and Mount Sinai license agreements, $7,234 for development of alternative drug supply with Stanford University and $161,642 of non-cash stock options compensation expense.

We expect our research and development expenses to substantially increase, in the short term, as our current Phase 2 clinical trial for AD was initiated approximately six months ago. Other development expenses might increase, as our resources permit, in order to advance our potential products. We are continuing to determine how to proceed with respect to our other current development programs for Bryostatin-1.

General and Administrative Expenses

We incurred $1,308,893 and $2,407,702 of general and administrative expenses for the years ended June 30, 2021 and 2020, respectively, a decrease of approximately 45.6%. Of the amounts for the three months ended June 30, 2021, as compared to the comparable 2020 period: $237,337 was incurred primarily for wages, bonuses, vacation pay, severance, taxes and insurance, versus $386,029 for the 2020 comparable period. The decrease is primarily attributable to the termination of our Chief Executive Officer at the end of 2020; $233,822 was incurred for legal expenses versus $950,906 for the 2020 comparable period. The decrease for 2021 is based upon one-time work associated with our strategic alternatives, planning, restructuring and spin-off of Synaptogenix, Inc. in 2020; $363,854 was incurred for outside operations consulting services, versus $398,831 for the 2020 comparable period as, for 2020, we incurred additional non-cash expenses associated with warrant issuances for investment banking consulting services; $17,417 was incurred for travel expenses, versus $1,758 for the 2020 comparable period, which increase is primarily attributable to increased travel due to the COVID-19 contagion vaccinations resulting in lower infection rates; $89,459 was incurred for investor relations services versus $89,212 for the 2020 comparable period, which additional expenses during 2021 were primarily attributable to non-cash compensation paid to advisors and an increase in our market exposure; $38,268 was incurred for professional fees associated with auditing, financial, accounting and tax advisory services, versus $124,923 for the 2020 comparable period, which additional expenses during the 2020 period were incurred for fees associated with our strategic transactions; $165,437 was incurred for insurance, versus $154,083 for the 2020 comparable period, which increase is primarily attributable to an increase in coverage; $47,510 was incurred for utilities, supplies, license fees, filing costs, rent, advertising and other versus $59,322 for the 2020 comparable period, and $115,789 was recorded as non-cash stock options compensation expense versus $242,638 for the 2020 comparable period.

Other Income / Expense

We earned $1,331 of interest income for the three months ended June 30, 2021 as compared to $75,641 for the three months ended June 30, 2020 on funds deposited in interest bearing money market accounts.  The decrease is primarily attributable to the decrease in money market interest income rates partially offset by the increase in cash balance for the six months ended June 30, 2021 versus 2020.

Net loss

We incurred losses of $2,293,842 and $2,932,126 for the three months ended June 30, 2021 and 2020, respectively. The decreased loss was primarily attributable to the decrease in our general and administrative expenses partially offset by an increase net research and development expenses associated with continuing our current Phase 2 clinical trial.

The computation of diluted loss per share for the three months ended June 30, 2021 excludes 6,935,134 warrants and options to purchase 123,850 shares of our common stock as they are anti-dilutive due to our net loss. For the three months ended June 30, 2020, the computation excludes 5,401,564 warrants and options to purchase 567,894 shares of our common stock, as they are anti-dilutive due to our net loss.

Financial Condition, Liquidity and Capital Resources

Cash and Working Capital

Since inception, we have incurred negative cash flows from operations. As of June 30, 2021, we had working capital of $32,170,271 as compared to working capital of $5,116,300 as of December 31, 2020. The $27,053,971 increase in working capital was primarily attributable to our January 2021 and June 2021 private placement offering resulting in net cash proceeds from our two private placement offerings of approximately $23.8 million, cash proceeds from warrant exercises of approximately $7.6 million and approximately $127,000 received from NIH grant funding, offset by a decrease in cash of approximately $4.5 million from operating expenses.

We expect that our current cash and cash equivalents of approximately $32.1 million will be sufficient to support our projected operating requirements for at least the next 12 months from the Form 10-Q filing date, which would include the continuing development and current Phase 2 clinical trial, of bryostatin, our novel drug targeting the activation of PKC epsilon.

We expect to require additional capital in order to initiate, pursue and complete all potential AD clinical trials and obtain regulatory approval of one or more therapeutic candidates. However, additional future funding may not be available to us on acceptable terms, or at all. If we are unable to access additional funds when needed, we may not be able to initiate, pursue and complete all planned clinical trials or continue the development of our product candidates or we could be required to delay, scale back or eliminate some or all of our development programs and operations. Any additional equity financing, if available, may not be available on favorable terms, would most likely be significantly dilutive to our current stockholders and debt financing, if available, and may involve restrictive covenants. If we are able to access funds through collaborative or licensing arrangements, we may be required to relinquish rights to some of our technologies or product candidates that we would otherwise seek to develop or commercialize on our own, on terms that are not favorable to us. Our ability to access capital when needed is not assured and, if not achieved on a timely basis, would likely materially harm our business and financial condition.

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

	Six Months Ended June 30,
	2021	2020
Cash used in operating activities	$5,585,322	$3,645,433
Cash used in investing activities	—	5,413
Cash provided by financing activities	31,492,353	16,519,988

Net Cash Used in Operating Activities

Cash used in operating activities was $5,585,322 for the six months ended June 30, 2021, compared to $3,645,433 for the six months ended June 30, 2020. The $1,939,889 increase primarily resulted from an increase in prepaid expenses of approximately $601,000 and by the decrease in payables of approximately $1.17 million and an increase in non-cash stock-based compensation expenses of approximately $194,000, offset by a decrease in net loss of approximately $21,000 for the six months ended June 30, 2021.

Net Cash Used in Investing Activities

Net cash used in investing activities was $0 for the six months ended June 30, 2021 compared to $5,413 for the six months ended June 30, 2020. The cash used in investing activities for the six months ended June 30, 2020 was for capital expenditures.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $31,492,353 for the six months ended June 30, 2021 compared to cash provided by financing activities of $16,519,988 for the six months ended June 30, 2020. The change in net cash provided by financing activities for 2020 and 2021 were the result of net transfers from our Parent of approximately $16.5 million in 2020 and $23.7 of net proceeds from our private placement offerings, $7.6 million from warrant exercises and $127,000 from NIH grant funding proceeds during the first six months of 2021.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On June 14, 2021, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain accredited investors (the “Purchasers”), pursuant to which, we issued (a) an aggregate of 1,587,030 shares of our common stock, (ii) 66,251 prefunded warrants to purchase shares of common stock at an exercise price of $0.01 per share (the “Pre-Funded Warrants”) and (iii) Series G warrants to purchase up to an aggregate of 1,653,281 shares of common stock, with an exercise price of $8.51 per share (subject to adjustment), for a period of five years from the date of issuance (the “Warrants”) at a combined purchase price of $7.547 per share of common stock and warrants (the “Offering”). We received total gross proceeds of approximately $12.5 million in Offering.

In connection with the Offering, we issued warrants to purchase up to an aggregate of 152,378 shares of common stock at an exercise price of $8.51 per share to Katalyst Securities LLC, for services as Placement Agent for the Offering.

On April 1, 2021 we issued warrants to purchase up to 4,500 shares of our common stock to Katalyst Securities LLC and warrants to purchase up to 2,500 shares of our common stock to GP Nurmenkari, Inc., each with an exercise price of $9.76 per share, for a period of five years.

On June 8, 2021, we issued 2,590 shares of restricted common stock to Neil Cataldi, an investor relations consultant.

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

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exhibit Number

4.1	Form of Series G Warrant (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed on June 16, 2021)

4.2	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K, filed on June 16, 2021)

4.3	Form of Broker Warrant (incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K, filed on June 16, 2021)

10.1

Securities Purchase Agreement, dated June 14, 2021, by and among Synaptogenix, Inc. and the Buyers signatory thereto (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on June 16, 2021)

10.2

Registration Rights Agreement, dated June 14, 2021, by and among Synaptogenix, Inc. and the Buyers signatory thereto (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on June 16, 2021)

10.3

Engagement Letter, dated June 14, 2021, by and between Synaptogenix, Inc. and Katalyst Securities LLC (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K, filed on June 16, 2021)

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

101*

The following financial information from this Quarterly Report on Form 10-Q for the period ended June 30, 2021, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Statements of Operations; (ii) the Condensed Balance Sheets; (iii) the Condensed Statements of Cash Flows; and (iv) the Notes to Financial Statements, tagged as blocks of text.

104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Synaptogenix, Inc.

Date: August 13, 2021	By:	/s/ Alan J. Tuchman, M.D.
Alan J. Tuchman, M.D.
Chief Executive Officer
(principal executive officer)

Date: August 13, 2021	By:	/s/ Robert Weinstein
Robert Weinstein
Chief Financial Officer, Executive Vice President, Secretary and Treasurer
(principal financial officer)