Form 10-Q
period 2021-09-30
Synaptogenix, Inc.
filed 2021-11-12
CIK 1571934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission File Number: 001-40458

SYNAPTOGENIX, INC.

(Exact name of registrant as specified in its charter)

Delaware	46-1585656
(State or other jurisdiction of incorporation or	(I.R.S. Employer
organization)	Identification No.)

1185 Avenue of the Americas, 3rd Floor
New York, New York	10036
(Address of principal executive offices)	(Zip code)

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

As of November 10, 2021, there were 6,674,472 shares of the registrant’s common stock, $0.0001 par value per share, issued and outstanding.

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

Page
Part I – FINANCIAL INFORMATION	3

Item 1. Financial Statements (Unaudited)	3

Condensed Balance Sheets as of September 30, 2021 and December 31, 2020	3

Condensed and Combined Statements of Operations for the three and nine months ended September 30, 2021 and 2020	4

Condensed and Combined Statements of Changes in Stockholders’ Equity and Parent Company Investment for the three and nine months ended September 30, 2021 and 2020	5

Condensed and Combined Statements of Cash Flows for the three and nine months ended September 30, 2021 and 2020	7

Notes to Condensed Financial Statements	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3. Quantitative and Qualitative Disclosures about Market Risk	33

Item 4. Controls and Procedures	33

Part II – OTHER INFORMATION	34

Item 1. Legal Proceedings	34

Item 1A. Risk Factors	34

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	34

Item 3. Defaults upon Senior Securities	34

Item 4. Mine Safety Disclosures	34

Item 5. Other Information	34

Item 6. Exhibits	35

Signatures	36

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

Synaptogenix, Inc.

Condensed Balance Sheets

(Unaudited)

	September 30,	December 31,
	2021	2020
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$31,294,645	$5,795,055
Grant receivable	—	127,445
Prepaid expenses and other current assets	1,045,512	806,289

TOTAL CURRENT ASSETS	32,340,157	6,728,789

Fixed assets, net of accumulated depreciation	18,485	22,212

TOTAL ASSETS	$32,358,642	$6,751,001

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$935,376	$1,260,335
Accrued expenses	71,953	352,154

TOTAL CURRENT LIABILITIES	1,007,329	1,612,489

Commitments and contingencies

SHAREHOLDERS' EQUITY
Preferred stock - 1,000,000 shares authorized as of September 30, 2021, $0.0001 par value; 0 shares issued and outstanding as of September 30, 2021 and December 31, 2020	—	—
Common stock - 150,000,000 shares authorized as of September 30, 2021, $0.0001 par value; 6,136,967 shares issued and outstanding as of September 30, 2021 and 1,257,579 shares as of December 31, 2020.	615	126
Additional paid-in capital	41,256,323	6,668,859
Accumulated deficit	(9,905,625)	(1,530,473)

TOTAL SHAREHOLDERS' EQUITY	31,351,313	5,138,512

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$32,358,642	$6,751,001

See accompanying notes to condensed financial statements.

Synaptogenix, Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2021	2020	2021	2020
OPERATING EXPENSES:
Research and development	$836,716	$563,317	$2,974,776	$1,556,627
General and administrative	2,092,662	2,013,089	5,404,968	6,635,757

TOTAL OPERATING EXPENSES	2,929,378	2,576,406	8,379,744	8,192,384

OTHER INCOME (EXPENSE):
Warrant amendment expense		(1,700,000)		(1,700,000)
Interest income	2,445	6,797	4,592	153,305

Net loss before income taxes	2,926,933	4,269,609	8,375,152	9,739,079

Provision for income taxes	—	—	—	—

Net loss	$2,926,933	$4,269,609	$8,375,152	$9,739,079

PER SHARE DATA:

Basic and diluted loss per common share	$0.47	$0.90	$1.89	$2.28

Basic and diluted weighted average common shares outstanding	6,196,600	4,755,100	4,420,200	4,274,200

See accompanying notes to condensed financial statements.

Synaptogenix, Inc.

Condensed Statements of Changes in Stockholders’ Equity

(Unaudited)

	Three Months Ended September 30, 2020
					Additional	Parent
	Common Stock		Preferred Stock		Paid-In	Company	Accumulated
	Shares	Amount	Shares	Amount	Capital	Investment	Deficit	Total

Balance July 1, 2020	—	$—	$—	$—	$—	$29,797,838	$—	$29,797,838

Net change in Parent company investment	—	—	—	—	—	—	—	—

Parent company stock based compensation	—	—	—	—	—	387,927	—	387,927

Consulting services paid by issuance of Parant company common stock	—	—	—	—	—	120,000	—	120,000

Consulting services paid by issuance of Parant company common stock warrants	—	—	—	—	—	113,281	—	113,281

Warrant amendment expense	—	—	—	—	—	1,700,000	—	1,700,000

Net loss	—	—	—	—	—	(4,269,609)	—	(4,269,609)

Balance September 30, 2020	—	$—	$—	$—	$—	$27,849,337	$—	$27,849,337

	Nine Months Ended September 30, 2020
					Additional	Parent
	Common Stock		Preferred Stock		Paid-In	Company	Accumulated
	Shares	Amount	Shares	Amount	Capital	Investment	Deficit	Total

Balance January 1, 2020	—	$—	—	$—	$—	$17,418,765	$—	$17,418,765

Net change in Parent company investment	—	—	—	—	—	16,519,988	—	16,519,988

Parent company stock based compensation	—	—	—	—	—	1,449,023	—	1,449,023

Consulting services paid by issuance of Parant company common stock	—	—	—	—	—	120,000	—	120,000

Consulting services paid by issuance of Parant company common stock warrants	—	—	—	—	—	380,740	—	380,740

Warrant amendment expense	—	—	—	—	—	1,700,000	—	1,700,000

Net loss	—	—	—	—	—	(9,739,079)	—	(9,739,079)

Balance September 30, 2020	—	$—	—	$—	$—	$27,849,437	$—	$27,849,437

	Three Months Ended September 30, 2021
					Additional	Parent
	Common Stock		Preferred Stock		Paid-In	Company	Accumulated
	Shares	Amount	Shares	Amount	Capital	Investment	Deficit	Total

Balance July 1, 2021	6,038,798	$604	—	$—	$39,168,084	$—	$(6,978,692)	$32,189,996

Stock based compensation	—	—	—	—	1,198,860	—	—	1,198,860

Issuance of warrants for consulting fees	—	—	—	—	84,648	—	—	84,648

Issuance of common stock for consulting fees	665	1	—	—	4,501	—	—	4,502

Exercise of common stock warrants	97,504	10	—	—	800,230	—	—	800,240

Net loss	—	—	—	—	—	—	(2,926,933)	(2,926,933)

Balance September 30, 2021	6,136,967	$615	—	$—	$41,256,323	$—	$(9,905,625)	$31,351,313

	Nine Months Ended September 30, 2021
					Additional	Parent
	Common Stock		Preferred Stock		Paid-In	Company	Accumulated
	Shares	Amount	Shares	Amount	Capital	Investment	Deficit	Total

Balance January 1, 2021	1,257,579	$126	—	$—	$6,668,859	$—	$(1,530,473)	$5,138,512

Reverse stock split rounding	(345)	—	—	—	(1,529)	—	—	(1,529)

Stock based compensation	—	—	—	—	1,918,651	—	—	1,918,651

Issuance of warrants for consulting fees	—	—	—	—	481,496	—	—	481,496

Issuance of common stock for consulting fees	3,255	1	—	—	22,657	—	—	22,658

Private placements of common stock and warrants	3,837,580	384	—	—	23,783,777	—	—	23,784,161

Exercise of common stock warrants	1,038,898	104	—	—	8,382,412	—	—	8,382,516

Net loss	—	—	—	—	—	—	(8,375,152)	(8,375,152)

Balance September 30, 2021	6,136,967	$615	—	$—	$41,256,323	$—	$(9,905,625)	$31,351,313

See accompanying notes to condensed financial statements.

Synaptogenix, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2021	September 30, 2020
CASH FLOW USED IN OPERATING ACTIVITIES
Net loss	$(8,375,152)	$(9,739,079)
Adjustments to reconcile net loss to net
cash used by operating activities
Parent company stock based compensation	—	1,449,023
Stock based compensation	1,918,651	—
Consulting services paid by issuance of common stock	22,657	—
Consulting services paid by issuance of common stock warrants	481,496	—
Consulting services paid by issuance of Parent company common stock	—	120,000
Consulting services paid by issuance of Parent company common stock warrants	—	380,740
Warrant amendment expense	—	1,700,000
Depreciation expense	3,727	3,638
Change in assets and liabilities
Decrease (Increase) in grant receivable	127,445	(861,852)
Increase in prepaid expenses	(239,223)	(770,609)
(Decrease) increase in accounts payable	(324,959)	777,204
(Decrease) increase in accrued expenses	(280,200)	44,184
Total adjustments	1,709,594	2,842,328

Net Cash Used in Operating Activities	(6,665,558)	(6,896,751)

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchase of fixed assets	—	(5,413)

Net Cash Used in Investing Activities	—	(5,413)

CASH FLOWS FROM FINANCING ACTIVITIES
Private placements of common stock and warrants	23,784,161	—
Proceeds from exercise of investor warrants	8,382,516	—
Cash in lieu of shares for reverse stock split	(1,529)	—
Net transfer from parent	—	16,519,988

Net Cash Provided by Financing Activities	32,165,148	16,519,988

NET INCREASE IN CASH AND EQUIVALENTS	25,499,590	9,617,824

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	5,795,055	17,382,038

CASH AND EQUIVALENTS AT END OF PERIOD	$31,294,645	$26,999,862

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

Note 1 – Organization, Business, Risks and Uncertainties:

Organization and Business

On May 17, 2020, Neurotrope, Inc. (“Neurotrope” or “the Parent”) announced plans for the complete legal and structural separation of its wholly owned subsidiary, Neurotrope Bioscience, Inc., from Neurotrope (the “Spin-Off”). Under the Separation and Distribution Agreement, Neurotrope planned to distribute all of its equity interest in this wholly owned subsidiary to Neurotrope’s stockholders. Following the Spin-Off, Neurotrope does not own any equity interest in the Company, and we operate independently from Neurotrope. On December 7, 2020 we became an independent company, Synaptogenix, Inc., a Delaware corporation (formerly known as Neurotrope Bioscience, Inc.) (the “Company” or “Synaptogenix”) as the Company amended and restated their certificate of incorporation which, among other things, changed its name to Synaptogenix, Inc. Our shares of common stock are listed on The Nasdaq Capital Market under the symbol “SNPX.”

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

In connection with the separation from Neurotrope, we entered into a Separation and Distribution Agreement and several other ancillary agreements. These agreements govern the relationship between the parties after the separation and allocate between the parties various assets, liabilities, rights and obligations following the separation, including employee benefits, intellectual property, information technology, insurance and tax-related liabilities

Spin-Off

On December 1, 2020, Neurotrope, and Petros Pharmaceuticals, Inc., a Delaware corporation (“Petros”) and formerly Metuchen Pharmaceuticals LLC, consummated their reverse merger transactions (the “Mergers”) contemplated by a certain Agreement and Plan of Merger dated as of May 17, 2020 (the “ Merger Agreement”), as amended.

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

Liquidity Uncertainties

As of September 30, 2021, the Company had approximately $31.3 million in cash and cash equivalents as compared to $5.8 million at December 31, 2020. The Company expects that its current cash and cash equivalents, approximately $35 million as of the date of this quarterly report, which includes cash received during October and November, 2021 of approximately $5 million from the exercise of investor warrants of approximately $4.5 million plus reimbursement of trial expenses of approximately $530,000 from the NIH, will be sufficient to support its projected operating requirements for at least the next 12 months from this date. The operating requirements include the current development plan for Bryostatin-1, our novel drug targeting the activation of PKC epsilon.

The Company expects to need additional capital in order to initiate and pursue potential additional development projects, including the continuing development beyond the current Phase 2 trial. Any additional equity financing, if available, may not be on favorable terms and would likely be significantly dilutive to the Company’s current stockholders and debt financing, if available, may involve restrictive covenants. If the Company is able to access funds through collaborative or licensing arrangements, it may be required to relinquish rights to some of its technologies or product candidates that the Company would otherwise seek to develop or commercialize on its own, on terms that are not favorable to the Company. The Company’s ability to access capital when needed is not assured and, if not achieved on a timely basis, will likely have a materially adverse effect on our business, financial condition and results of operations.

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

CRE has entered into a material transfer agreement with the National Cancer Institute of the National Institutes of Health (“NCI”), pursuant to which the NCI has agreed to supply bryostatin required for the Company’s pre-clinical research and clinical trials. This agreement does not provide for a sufficient amount of bryostatin to support the completion of all of the clinical trials that the Company is required to conduct in order to seek U.S. Food and Drug Administration (“FDA”) approval. Therefore, CRE or the Company would have to enter into one or more subsequent agreements with the NCI for the supply of additional amounts of bryostatin. If CRE or the Company were unable to secure such additional agreements, or if the NCI otherwise discontinues the supply, the Company would have to either secure another source of bryostatin or discontinue its efforts to develop and commercialize bryostatin for the treatment of AD. In June 2020, the Company entered into a supply agreement (the “Supply Agreement”) with BryoLogyx Inc. (“BryoLogyx”), pursuant to which BryoLogyx agreed to be the Company’s exclusive supplier of synthetic Bryostatin-1. Pursuant to the terms of the Supply Agreement, the Company received its initial order of one gram synthetic Bryostatin-1. See Note 3.

The Company also faces the ongoing risk that the coronavirus pandemic may slow, for an unforeseeable period, the conduct of the Company’s trial. In order to prioritize patient health and that of the investigators at clinical trial sites, we will monitor enrollment of new patients in our current Phase 2 clinical trial. In addition, some patients may be unwilling to enroll in our trials or be unable to comply with clinical trial protocols if quarantines or travel restrictions impede patient movement or interrupt healthcare services. These and other factors outside of our control could delay our ability to conduct clinical trials or release clinical trial results. In addition, the effects of a pandemic resurgence may also increase non-trial costs such as insurance premiums, increase the demand for and cost of capital, increase loss of work time from key personnel, and negatively impact our key clinical trial vendors and suppliers.

Note 2 – Summary of Significant Accounting Policies:

Basis of Presentation:

Subsequent to the Spin-Off, the Company’s financial statements as of December 31, 2020 and for the period December 7, 2020 to December 31, 2020 are presented on a consolidated basis as the Company became a standalone public company on December 7, 2020. The Company’s combined financial statements for the period from January 1, 2020 through December 6, 2020 that is included in the results of operations for the three and nine months ending September 30, 2020 and the year ended December 31, 2020 were derived from the consolidated financial statements and accounting records of Neurotrope, the former Parent. These combined financial statements reflect the historical results of operations, financial position and cash flows of the former Parent’s Spin-Off business which was a wholly owned subsidiary of Neurotrope, Neurotrope Bioscience, Inc., and represented substantially all the business of Neurotrope. These financial statements reflect our financial position, results of operations and cash flows as we were historically managed, in conformity with accounting principles generally accepted in the United States (“GAAP”).

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

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the unaudited condensed financial statements included herein contain all adjustments necessary to present fairly the Company’s financial position and the results of its operations and cash flows for the interim periods presented. Such adjustments are of a normal recurring nature. The results of operations for the three and nine months ended September 30, 2021 may not be indicative of results for the full year. These unaudited condensed financial statements should be read in conjunction with the audited condensed financial statements and the notes to those statements for the year ended December 31, 2020 included in our Annual Report on Form 10-K.

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

Cash and Cash Equivalents and Concentration of Credit Risk:

The Company considers all highly liquid cash investments with an original maturity of three months or less when purchased to be cash equivalents. At September 30, 2021, the Company’s cash balances that exceed the current insured amounts under the Federal Deposit Insurance Corporation (“FDIC”) were approximately $3.6 million. In addition, approximately $27.7 million included in cash and cash equivalents were invested in a money market fund, which is not insured under the FDIC.

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

Research and Development Costs:

All research and development costs, including costs to maintain or expand the Company’s patent portfolio licensed from CRE are expensed when incurred. Non-refundable advance payments for research and development are capitalized because the right to receive those services represents an economic benefit. Such capitalized advances will be expensed when the services occur and the economic benefit is realized. There were no capitalized research and development services at September 30, 2021 and December 31, 2020.

Loss Per Share of Common Stock:

On the Spin Off date, 1,257,579 shares of the Company’s common stock, par value $0.0001 per share (the Common Stock”) were distributed to Neurotrope stockholders as of November 30, 2020 (the “Record Date”). This share amount was being utilized for the calculation of basic earnings (loss) per share (“EPS”) for the periods prior to the Spin-Off because the Company was a wholly-owned subsidiary of Neurotrope prior to the Spin Off date. For the periods after the Spin-Off Date, EPS attributable to the Company’s common stockholders is based upon net income (loss) attributable to the Company’s common stockholders divided by the weighted-average number of Common Stock outstanding during the period. Penny warrants were included in the calculation of outstanding shares for purposes of basic loss per share. For the periods when a net loss is reported, the computation of diluted EPS equals the basic EPS calculation since common stock equivalents were antidilutive due to losses from continuing operations.

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

The Company (collectively with Neurotrope, Inc. / Petros Pharmaceuticals, Inc.) may be subject to significant U.S. federal income tax-related liabilities with respect to our prior distribution of all of the issued and outstanding shares of the common stock of Neurotrope Bioscience, Inc., the former subsidiary of Neurotrope, to our stockholders as of and on November 30, 2020 (the “Spin-Off”), if there is a determination that the Spin-Off is taxable for U.S. federal income tax purposes. In connection with the Spin-Off, the Company believes substantially to the effect that, among other things, the Spin-Off should qualify as a tax-free transaction for U.S. federal income tax purposes under Section 355 and Section 368(a)(1)(D) of the Code. If the conclusions of the tax opinions are not correct, or if the Spin-Off is otherwise ultimately determined to be a taxable transaction, the Company would be liable for U.S. federal income tax related liabilities. Pursuant to the Separation and Distribution Agreement and the Tax Matters Agreement, Neurotrope agreed to indemnify Synaptogenix for certain liabilities, and Synaptogenix agreed to indemnify Neurotrope for certain liabilities, in each case for uncapped amounts. Indemnities that Synaptogenix may be required to provide Neurotrope are not subject to any cap, may be significant and could negatively impact Synaptogenix’s business, particularly with respect to indemnities provided in the Tax Matters Agreement. Third parties could also seek to hold Synaptogenix responsible for any of the liabilities that Neurotrope has agreed to retain. Further, the indemnity from Neurotrope may not be sufficient to protect Synaptogenix against the full amount of such liabilities, and Neurotrope may not be able to fully satisfy its indemnification obligations. Moreover, even if Synaptogenix ultimately succeeds in recovering from Neurotrope any amounts for which Synaptogenix is held liable, Synaptogenix may be temporarily required to bear these losses.

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

Expense Reimbursement for Grant Award:

The Company reduces its research and development expenses by funding received or receivable from an NIH grant during the period that the expenses are incurred. The Company recognized grant related expense reductions during the three and nine months ended September 30, 2021 of approximately $1.1 million. See Note 5, “Clinical Trial Services Agreements.”

Of the total $2.7 million available from the NIH grant, approximately $2.6 million was received for trial-related expenses incurred since grant inception to October 31, 2021 with the remaining $0.1 million available for reimbursement during the period November 2021 to March 2022. The Company believes it will receive the maximum reimbursements under the grant.

Recent Accounting Pronouncements:

 In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, which reduces the number of accounting models for convertible instruments, amends diluted earnings per share calculations for convertible instruments and allows more contracts to qualify for equity classification. ASU 2020-06 will be effective for interim and annual periods beginning after December 15, 2021. Early adoption is permitted. The Company is evaluating the adoption of ASU 2020-06.

Note 3– Collaborative Agreements and Commitments:

Stanford License Agreements

On May 12, 2014, the Company entered into a license agreement (the “Stanford Agreement”) with The Board of Trustees of The Leland Stanford Junior University (“Stanford”), pursuant to which Stanford has granted to the Company a revenue-bearing, world-wide right and exclusive license, with the right to grant sublicenses (on certain conditions), under certain patent rights and related technology for the use of bryostatin structural derivatives, known as “bryologs,” for use in the treatment of central nervous system disorders, lysosomal storage diseases, stroke, cardio protection and traumatic brain injury, for the life of the licensed patents. The Company is required to use commercially reasonable efforts to develop, manufacture and sell products (“Licensed Products”) in the Licensed Field of Use (as defined) during the term of the licensing agreement which expires upon the termination of the last valid claim of any licensed patent under this agreement. In addition, the Company must meet specific diligence milestones, and upon meeting such milestones, make specific milestone payments to Stanford. The Company must also pay Stanford royalties of 3% of net sales, if any, of Licensed Products (as defined) and milestone payments of up to $3.7 million dependent upon stage of product development. As of September 30, 2021, no royalties nor milestone payments have been required.

On January 19, 2017, the Company entered into an additional, second license agreement with Stanford, pursuant to which Stanford has granted to the Company a revenue-bearing, world-wide right and exclusive license, with the right to grant sublicenses (on certain conditions), under certain patent rights and related technology for the use of “Bryostatin Compounds and Methods of Preparing the Same,” or synthesized bryostatin, for use in the treatment of neurological diseases, cognitive dysfunction and psychiatric disorders, for the life of the licensed patents. The Company paid Stanford $70,000 upon executing the license and is obligated to pay an additional $10,000 annually as a license maintenance fee. In addition, based upon certain milestones which include product development and commercialization, the Company is required to pay up to an additional $2.1 million and between 1.5% and 4.5% royalty payments on certain revenues generated by the Company relating to the licensed technology. The Company has made all required annual maintenance payments. As of September 30, 2021, no royalties nor milestone payments have been required.

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

The Company is required to pay Mt. Sinai milestone payments of $2 million upon approval of a new drug approval (“NDA”) in the United States and an additional $1.5 million for an NDA approval in the European Union or Japan. In addition, the Company is required to pay Mt. Sinai royalties on net sales of licensed product of 2.0% for up to $250 million of net sales and 3.0% of net sales over $250 million. Since inception, the Company has paid Mt. Sinai approximately $180,000 consisting of licensing fees of $105,000 plus development costs and patent fees of approximately $75,000. As of September 30, 2021, no royalties nor milestone payments have been required.

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

In connection with the Supply Agreement, on June 9, 2020, the Company entered into a transfer agreement (the “Transfer Agreement”) with BryoLogyx. Pursuant to the terms of the Transfer Agreement, the Company agreed to assign and transfer to BryoLogyx all of the Company’s right, title and interest in and to that certain Cooperative Research and Development Agreement, dated as of January 29, 2019 (the “CRADA”), by and between the Company and the U.S. Department of Health and Human Services, as represented by the NCI, under which Bryostatin-1’s ability to modulate CD22 in patients with relapsed/refractory CD22+ disease has been evaluated to date. Pursuant to guidance provided by NCI, the Company CRADA has been cancelled and BryoLogyx has initiated a request for a new CRADA in its name. BryoLogyx will be filing its own investigational new drug application (“IND”) for CD22 with the FDA. As consideration for the transfer of rights to the CRADA, BryoLogyx has agreed to pay to the Company 2% of the gross revenue received in connection with the sale of bryostatin products, up to an aggregate payment amount of $1 million. No such revenues have been earned as of September 30, 2021.

Nemours Agreement

On September 5, 2018, we announced a collaboration with Nemours A.I. DuPont Hospital (“Nemours”), a premier U.S. children’s hospital, to initiate a clinical trial in children with Fragile X. In addition to the primary objective of safety and tolerability, measurements will be made of working memory, language and other functional aspects such as anxiety, repetitive behavior, executive functioning, and social behavior. On August 5, 2021, the Company announced its memorandum of understanding with Nemours to initiate a clinical trial using bryostatin, under Orphan Drug Status, to treat Fragile X. The Company intends to provide the bryostatin drug product and obtain the investigational new drug documentation (“IND”) and Nemours intends to provide the clinical site and attendant support for the trial. The Company and Nemours, jointly, will develop the trial protocol. The Company estimates its total trial and IND cost to be approximately $700,000. To-date, the Company has not incurred any expenses associated with this agreement.

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

After Neurotrope’s initial Series A Stock financing, the CRE License Agreement required the Company to enter into scope of work agreements with CRE as the preferred service provider for any research and development services or other related scientific assistance and support services. There were no such statements of work agreements required to be entered into during the three and nine months ended September 30, 2021 and 2020, respectively.

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

Pursuant to the terms of the 2020 Services Agreement, WCT is providing services to enroll approximately one hundred (100) 2020 Study subjects, which enrollment is currently underway. The first 2020 Study site was initiated during the third quarter of 2020. The total estimated budget for the services, including pass-through costs, is currently approximately $9.6 million. The Company was awarded a $2.7 million grant from the NIH, which will be used to support the 2020 Study, resulting in an estimated net budgeted cost of the 2020 Study to the Company of $6.9 million. The NIH grant provides for funds in the first year, which began in April 2020, of approximately $1.0 million and funding in year two, which begins April 2021, of approximately $1.7 million.

The Company may terminate the 2020 Services Agreement without cause upon sixty (60) days prior written notice.

As of September 30, 2021, approximately $5.1 million has been paid against the total trial cost. Of this total, approximately $2.1 million has been received from the NIH. The Company incurred approximately $5.9 million of cumulative expenses associated with the current Phase 2 clinical trial as of September 30, 2021. Of the total $5.9 million incurred for the trial to-date, approximately $1.6 million and $3.2 million is reflected in the statement of operations for the three and nine months ended September 30, 2021, respectively. As of September 30, 2021, approximately $460,000 of WCT prepayments is included as a prepaid expense and other current assets and approximately $771,000 which is included in accounts payable in the accompanying balance sheet.

Related Party and Other Consulting Agreements

On August 4, 2016, Neurotrope, Inc. entered into a consulting agreement with SM Capital Management, LLC (“SMCM”), a limited liability company owned and controlled by the Company’s Chairman of the Board, Mr. Joshua N. Silverman (the “Consulting Agreement”). Pursuant to the Consulting Agreement, SMCM shall provide consulting services which shall include, but not be limited to, providing business development, financial communications and management transition services, for a one-year period, subject to annual review thereafter. SMCM’s annual consulting fee is $120,000, payable by the Company in monthly installments of $10,000. This contract has been assigned to Synaptogenix, Inc. as of December 1, 2020. For the three and nine months ended September 30, 2021, $60,000 and $180,000 is reflected in the Company’s statements of operations, respectively, pursuant to the Consulting Agreement.

Effective as of January 1, 2021, the Company entered into an amended consulting agreement with Katalyst Securities LLC (“Katalyst”) reducing the cash payment to $20,000 per month. In addition, on February 16, 2021, Katalyst was granted warrants to purchase 25,000 shares of Common Stock at $11.46 per share, on April 1, 2021, was granted warrants to purchase an additional 4,500 shares of Common Stock at $8.80 per share, on July 1, 2021, was granted warrants to purchase an additional 4,500 shares of Common Stock at $9.76 per share, and, on October 1, 2021, was granted warrants to purchase an additional 4,500 shares of Common Stock at $9.30 per share. All other terms and conditions of the Katalyst Agreement remain unchanged. For the three and nine months ended September 30, 2021, $96,982 and $556,682 is reflected in the Company’s statements of operations, respectively, pursuant to the consulting agreement.

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

Effective as of January 1, 2021, the Company entered into an amended consulting agreement with GPN reducing the cash payment to $12,000 per month. Effective as of July 1, 2021, the Company entered into a second amended consulting agreement with GPN increasing the cash payment to $20,000 per month and increasing warrant issued for each three-month period beginning July 1, 2021 to 5,800, with the last issuance on October 1, 2021. In addition, on February 16, 2021, GPN was granted warrants to purchase 10,000 shares of Common Stock at $11.46 per share, on April 1, 2021, was granted warrants to purchase an additional 2,500 shares of Common Stock at $8.80 per share, on July 1, 2021, was granted warrants to purchase an additional 5,800 shares of Common Stock at $9.76 per share, and, on October 1, 2021, was granted warrants to purchase an additional 5,800 shares of Common Stock at $9.30 per share. All other terms and conditions of the GPN Agreement remain unchanged. For the three and nine months ended September 30, 2021, $107,666 and $296,814 is reflected in the Company’s statements of operations, respectively, pursuant to the GPN Agreement.

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

As of December 31, 2020 and September 30, 2021, the severance obligation included in accrued expenses on the Company’s balance sheet was approximately $332,000 and $46,000, respectively.

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

Note 6 – Stockholders’ Equity:

On December 7, 2020, the Company completed its Spin-Off from Neurotrope and issued 1,257,579 of Common Stock to stakeholders of Neurotrope. The shares issues were determined by the number of Neurotrope shares held by each shareholder multiplied by the exchange rate of .20 shares of Synaptogenix for each share of Neurotrope, held on November 30, 2020, the record date of the Spin-Off. In addition, shares of Common Stock were issued to Neurotrope. Warrant holders that chose not to amend their warrants pursuant to the amendments offered to all Series E, F, G and H warrant holders.

The Company’s certificate of incorporation authorizes it to issue 150,000,000 shares of Common Stock and 1,000,000 shares of preferred stock, par value $0.0001 per share.

The holders of Common Stock are entitled to receive dividends out of assets or funds legally available for the payment of dividends at such times and in such amounts as the Board from time to time may determine. To date, the Company has not paid dividends on its Common Stock. Holders of Common Stock are entitled to one vote for each share held on all matters submitted to a vote of stockholders. There is no cumulative voting of the election of directors then standing for election. The Common Stock is not entitled to pre-emptive rights and is not subject to conversion or redemption. Upon liquidation, dissolution or winding up of the Company, the assets legally available for distribution to stockholders are distributable ratably among the holders of Common Stock after payment of liabilities, accrued dividends and liquidation preferences, if any. Each outstanding share of Common Stock is duly and validly issued, fully paid and non-assessable.

January 2021 Private Placement

On January 21, 2021, the Company entered into Securities Purchase Agreements (the “Purchase Agreement”) with certain accredited investors (the “Purchasers”) to issue (a) an aggregate of 2,333,884 shares of Common Stock and/or prefunded warrants to purchase shares of Common Stock at an exercise price of $0.01 per share (the “Pre-Funded Warrants”), (b) Series E warrants to purchase 2,333,908 shares of Common Stock, with an exercise price of $8.51 per share (subject to adjustment), for a period of twelve months from the date of an effective registration statement (the “Series E Warrants”) and (c) Series F warrants to purchase up to an aggregate of 2,333,908 shares of Common stock, with an exercise price of $6.90 per share (subject to adjustment), for a period of five years from the date of issuance (the “Series F Warrants” and together with the Series E Warrants, the “Warrants”) at a combined purchase price of $6.00 per share of Common Stock and Warrants (the “Offering”). The Company received total gross proceeds of approximately $14,000,000 and net proceeds of approximately $12.5 million.

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

In connection with the June Offering, pursuant to an Engagement Agreement, dated June 14, 2021 (the “June Engagement Agreement”), between the Company and Katalyst Securities LLC (the “June Placement Agent”), the Company paid the June Placement Agent (i) a cash fee equal to ten percent (10%) of the gross proceeds from the sale of securities in the June Offering sold to June Purchasers introduced by the June Placement Agent and (ii) 152,378 warrants to purchase shares of Common Stock equal to ten percent (10%) of the number of shares of Common Stock sold to June Purchasers introduced by the June Placement Agent, with an exercise price of $8.51 per share and a five-year term (the “June Broker Warrants”). Furthermore, the Company agreed to pay the June Placement Agent a warrant exercise fee equal to ten percent (10%) of the aggregate exercise price that is paid in connection with each exercise, if any, of the June Warrants initially held by June Purchasers introduced by the June Placement Agent. The June Placement Agent is also entitled to the foregoing fees with respect to any future financing or capital-raising transaction by the Company (a “Subsequent Financing”), to the extent such financing or capital is provided to the Company by investors whom the Placement Agent had introduced to the Company, in the event such Subsequent Financing is consummated within eighteen (18) months following the closing of the June Offering.

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

If the Rights become exercisable, all holders of Rights, other than the Acquiring Person, will be entitled to acquire shares of Common Stock at a 50% discount or the Company may exchange each Right held by such holders for one share of Common Stock. In such situation, Rights held by the Acquiring Person would become void and will not be exercisable. If any person at the time of the first public announcement of the Rights Plan owns more than the triggering percentage, then that stockholder’s existing ownership percentage will be grandfathered, although, with certain exceptions, the Rights will become exercisable if at any time after the announcement of the Rights Plan such stockholder increases its ownership of Common Stock.

On January 13, 2021, the board of directors of the Company (the “Board”)declared a dividend of one preferred share purchase right (a “Right”), payable on January 25, 2021, for each share of Common Stock outstanding on January 25, 2021 (the “Record Date”) to the stockholders of record on that date. In connection with the distribution of the Rights, the Company entered into a Rights Agreement (the “Rights Agreement”), dated as of January 19, 2021, between the Company and Philadelphia Stock Transfer, Inc., as rights agent. Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Preferred Stock, par value $0.001 per share (the “Preferred Shares”), of the Company at a price of $20 per one one-thousandth of a Preferred Share represented by a Right (the “Purchase Price”), subject to adjustment.

Unless earlier redeemed, terminated or exchanged pursuant to the terms of the Rights Plan, the Rights will expire at the close of business on January 13, 2023. The Board may terminate the Rights Plan before that date if the Board determines that there is no longer a threat to shareholder value.

Reverse Stock Split

At the Special Meeting, the stockholders approved our proposal to effect one reverse stock split of the Company’s outstanding shares of Common stock, at any ratio between 1-for-1.5 and 1-for-20, at such time as the Company’s Board of Directors shall determine, in its sole discretion, before December 31, 2022. On May 19, 2021, the Company effected a 1-for-4 reverse stock split of its Common Stock. As a result of the reverse stock split, every four (4) shares of the Company’s pre-reverse split Common Stock was combined and reclassified into one share of Common Stock. These financial statements have been adjusted to retrospectively reflect this reverse stock split.

Note 7 – Stock Based Compensation:

2020 Equity Incentive Plan

Upon completion of the Spin-Off, the Company’s 2020 Equity Incentive Plan (the “2020 Plan”) became effective on December 7, 2020. The total number of securities available for grant under the 2020 Plan was 250,000 shares of Common Stock, subject to adjustment. On April 7, 2021, the Company held a special meeting of stockholders (“Special Meeting”). At the Special Meeting, the Company’s stockholders approved an amendment to the Company’s 2020 Plan to increase the total number of shares of Common Stock from 250,000 to an aggregate of 625,000 shares of Common Stock.

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

Option Grants

The following is a summary of stock option activity under the stock option plans for the nine months ended September 30, 2021:

Weighted-
			Average	Aggregate
		Weighted-	Remaining	Intrinsic
	Number	Average	Contractual	Value
	of	Exercise	Term	(in
	Shares	Price	(Years)	millions)
Options outstanding at January 1, 2021	—	$—	—	$—
Options granted	123,850	$9.84	9.2
Less options forfeited	—	$—
Less options expired/cancelled	—	$—
Less options exercised	—	$—
Options outstanding at September 30, 2021	123,850	$9.84	9.2	$—
Options exercisable at September 30, 2021	89,613	$9.84	9.2	$—

On January 13, 2021, pursuant to its 2020 Plan, the Company granted stock options to purchase an aggregate of 116,350 shares of Common Stock to six members of the board of directors and four employees, including 12,575 options granted to the Company’s Chief Executive Officer pursuant to his employment agreement with the Company dated December 7, 2020. The stock options have an exercise price of $9.84 per share and an expiration date that is ten years from the date of issuance. 103,775 options vest 50% on the date of grant and 50% on the first anniversary of the grant date, the 12,575 options granted to the CEO vest 25% per quarter over one year, with the initial 25% vesting on March 7, 2021. On April 6, 2021, pursuant to the Company’s Director Compensation Policy (see below), the Company granted stock options to purchase an aggregate of 7,500 shares of Common Stock to five members of the board of directors.  The stock options have an exercise price of $9.80 per share and an expiration that is ten years from the date of issuance. All these options vest on the first anniversary of the grant date.

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

On March 12, 2021, Synaptogenix adopted a new non-employee director compensation policy (the “Director Compensation Policy”). The Director Compensation Policy provides for the annual automatic grant of nonqualified stock options to purchase up to 1,500 shares of Synaptogenix’s Common Stock to each of Synaptogenix’s nonemployee directors. Such grants shall occur annually on the fifth business day after the filing of Synaptogenix’s Annual Report on Form 10-K and shall vest on the one-year anniversary from the date of grant subject to the director’s continued service on the Board of Directors on the vesting date. The Director Compensation Policy also provides for the automatic grant of nonqualified stock options to purchase up to 1,200 shares of Synaptogenix’s Common Stock, plus options to purchase an additional 300 shares of Common Stock for service on a committee of the Board of Directors, to each newly appointed director following the date of his or her appointment. Such options shall vest as follows: fifty percent (50%) on the date of the grant, twenty-five percent (25%) on the one year anniversary from the date of the grant, and twenty-five percent (25%) on the second year anniversary from the date of the grant, subject to the director’s continued service on the Board of Directors on the applicable vesting dates.

Restricted Stock Grants

On July 13, 2021, the Company granted a total of 495,000 restricted stock units (RSUs) of which 425,000 were granted to seven Board members (including two executives), 60,000 to the Company’s CFO and 10,000 to two employees. The RSUs vest 50% upon the six month anniversary of the grant with the remaining 50% vesting upon the one year anniversary of the grant.

Stock Compensation Expense

Total stock-based compensation for the nine months ended September 30, 2021 was $1,918,651, of which $424,993 was classified as research and development expense and $1,493,658 was classified as general and administrative expense. Total stock-based compensation for the nine months ended September 30, 2020 was $1,449,024, of which $551,865 was classified as research and development expense and $897,159 was classified as general and administrative expense.

For the three months ended September 30, 2021, total stock-based compensation was $1,198,860, of which $215,528 was classified as research and development and $983,332 was classified as general and administrative expense. Stock-based compensation for the three months ended September 30, 2020, was $387,928, of which $153,025 was classified as research and development and $234,903 was classified as general and administrative expense.

Note 8 – Common Stock Warrants:

Warrant Amendment

Beginning on September 28, 2020, Neurotrope entered into separate warrant amendment agreements with certain existing holders of its warrants to purchase shares of the Neurotrope’s common stock. As of October 26, 2020, holders of warrants to purchase 978,077 shares of Neurotrope Common Stock had entered into warrant amendment agreements, including holders of Series E Warrants to purchase 39,535 shares of common stock, Series F Warrants to purchase 155,917 shares of common stock, Series G Warrants to purchase 227,163 shares of common stock and Series H Warrants to purchase 555,462 shares of Neurotrope’s Common Stock.

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

Deemed Distribution

On December 7, 2020, pursuant to the Merger , the Company issued a total of 978,077 warrants to investors that elected to amend their existing Neurotrope warrants (see above) and a total of 52,983 shares of Common Stock to those Neurotrope shareholders not electing to amend their existing warrants.

The distribution was treated as a deemed dividend, which increased the loss available to common stockholders in the calculation of loss per share by approximately $2.43 million in the fourth quarter of 2020. The Company used the Black-Scholes valuation model to calculate the total charge to earnings per share. The fair value of the warrants and Common Stock issued in connection with the deemed distribution was estimated at the date of the Spin-Off using the following assumptions: Dividend yield 0%; Expected term of warrants 5 years; volatility based upon a blend of Neurotrope’s and guideline company historical volatility of 115.0%; and a Risk-free interest rate of 0.40%.

Outstanding Warrants

As of September 30, 2021, the Company had warrants outstanding consisted of the following:

Number
of shares
Warrants outstanding January 1, 2021	978,077
Warrants issued	6,908,751
Warrants exercised	(1,038,898)
Warrants outstanding September 30, 2021	6,847,930

Pursuant to the Offering, the Company issued to investors Series E Warrants to purchase 2,333,908 shares of Common Stock, with an exercise price of $8.51 per share (subject to adjustment), for a period of twelve months from the date of an effective registration statement, Series F Warrants to purchase up to an aggregate of 2,567,299 shares of Common stock, with an exercise price of $6.90 per share (subject to adjustment), for a period of five years from the date of issuance and pre-funded Warrants to purchase 83,334 shares of Common Stock, with an exercise price of $0.01 per share (subject to adjustment), for a period of five years from the date of issuance. Of the total Series F Warrants, 233,391 were issued pursuant to the Company’s placement agent agreements for the private placement (See Note 6 – “January 2021 Private Placement” above).

Pursuant to the June Offering, the Company issued to investors Series G Warrants to purchase up to an aggregate of 1,653,281 shares of Common stock, with an exercise price of $8.51 per share (subject to adjustment), for a period of five years from the date of issuance and pre-funded June Warrants to purchase 66,251 shares of Common Stock, with an exercise price of $0.01 per share (subject to customary adjustment for stock splits, dividends, other), for a period of five years from the date of issuance. In addition, 152,378 warrants were issued pursuant to the Company’s Placement Agent Agreement for the private placement with an exercise price of $7.547 per share (See Note 6 – “June 2021 Private Placement” above).

On February 16, 2021, pursuant to its advisory agreements, the Company issued warrants to purchase 35,000 share of Common Stock, with an exercise price of $11.46 per share, for a period of five years from the issuance date. On April 1, 2021, the Company issued warrants to purchase 7,000 shares of Common Stock, with an exercise price of $9.76 per share, for a period of five years from the issuance date. On July 1, 2021, the Company issued warrants to purchase 10,300 shares of Common Stock, with an exercise price of $9.30 per share, for a period of five years from the issuance date. The Company used the Black-Scholes valuation model to calculate the value of these warrants issued to advisors during the nine months ended September 30, 2021. The fair value of the warrants was estimated at the date of issuance using the following weighted average assumptions: Dividend yield 0%; Expected term five years; volatility based upon a blend of the Parent company’s and guideline company historical volatility 129.4%; and Risk-free interest rate of 0.68%. The total expense recorded during the nine month period was approximately $482,000.

During the three month period ended September 30, 2021, five warrant holders exercised 79,169 Series E Warrants to purchase 79,169 shares of Common Stock at $8.51 per warrant and three warrant holders exercised 18,335 Series F Warrants to purchase 18,335 shares of Common Stock at $6.90 per warrant. Total proceeds from these warrant exercises was approximately $800,000. During the nine month period ended September 30, 2021, 16 warrant holders exercised 754,170 Series E Warrants to purchase 754,170 shares of Common Stock at $8.51 per warrant and 14 warrant holders exercised 284,728 Series F Warrants to purchase 284,728 shares of Common Stock at $6.90 per warrant. Total proceeds from these warrant exercises was approximately $8.4 million.

Subsequent to period end, during October and November, 2021, 16 warrant holders exercised 425,170 Series E Warrants to purchase 425,170 shares of Common Stock at $8.51 per share, nine warrant holders exercised 47,335 Series F Warrants to purchase 47,335 shares of Common Stock at $6.90 per share, and one holder exercised 65,000 Series G Warrants to purchase 65,000 shares of Common Stock at $8.51 per share. Total cash proceeds from these warrant exercises was approximately $4.5 million.

Note 9 - Parent Company Investment

The components of the net transfers from parent for the three and nine months ended September 30, 2021 and 2020 are as follows:

	Three months ended
	September 30,
	2021	2020
Stock based compensation from Parent	$—	$387,927
Consultant compensation paid with Parent equity	—	233,281
Parent contributions	—	—
Total	$—	$621,208

	Nine months ended
	September 30,
	2021	2020
Stock based compensation from Parent	$—	$1,449,023
Consultant compensation paid with Parent equity	—	500,740
Parent contributions	—	16,519,988
Total	$—	$18,469,751

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

Basis of Presentation

The unaudited financial statements for the fiscal nine months ended September 30, 2021 and 2020 include a summary of our significant accounting policies and should be read in conjunction with the discussion below and our financial statements and related notes included elsewhere in this quarterly report. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included in the financial statements. All such adjustments are of a normal recurring nature.

Subsequent to the Spin-Off, our financial statements as of December 31, 2020 and for the period December 7, 2020 to December 30, 2020 are presented on a consolidated basis as we became a standalone public company on December 7, 2020. Our combined financial statements as of September 30, 2020 were derived from the consolidated financial statements and accounting records of Neurotrope, the former Parent. These combined financial statements reflect the historical results of operations, financial position and cash flows of the former Parent’s Spin-Off business which was a wholly owned subsidiary of Neurotrope. Neurotrope Bioscience, Inc. represented substantially all the business of Neurotrope. As a result, the historical financial statements of Synaptogenix are virtually identical to those of Neurotrope, other than capitalization.

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

January 2021 Private Placement

On January 21, 2021, we entered into Securities Purchase Agreements (the “Purchase Agreement”) with certain accredited investors (the “Purchasers”) to issue (a) an aggregate of 2,333,884 shares of our Common Stock and/or Pre-Funded Warrants to purchase shares of Common Stock, (b) Series E Warrants to purchase 2,333,908 shares of Common Stock, with an exercise price of $8.51 per share (subject to adjustment), for a period of twelve months from the date of an effective registration statement and (c) Series F Warrants to purchase up to an aggregate of 2,333,908 shares of Common Stock, with an exercise price of $6.90 per share (subject to adjustment), for a period of five years from the date of issuance at a combined purchase price of $6.00 per share of Common Stock and Warrants (the “Offering”). We received total gross proceeds of approximately $14,000,000 in Offering.

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

In connection with the June Offering, pursuant to an Engagement Agreement, dated June 14, 2021 (the “June Engagement Agreement”), between the Company and Katalyst Securities LLC (the “June Placement Agent”), we paid the June Placement Agent (i) a cash fee equal to ten percent (10%) of the gross proceeds from the sale of securities in the June Offering sold to June Purchasers introduced by the June Placement Agent and (ii) 152,378 warrants to purchase shares of Common Stock equal to ten percent (10%) of the number of shares of Common Stock sold to June Purchasers introduced by the June Placement Agent, with an exercise price of $8.51 per share and a five-year term (the “June Broker Warrants”). Furthermore, we agreed to pay the June Placement Agent a warrant exercise fee equal to ten percent (10%) of the aggregate exercise price that is paid in connection with each exercise, if any, of the Warrants initially held by Purchasers introduced by the June Placement Agent. The June Placement Agent is also entitled to the foregoing fees with respect to any future financing or capital-raising transaction by us (a “Subsequent Financing”), to the extent such financing or capital is provided to us by investors whom the June Placement Agent had introduced to us, in the event such Subsequent Financing is consummated within eighteen (18) months following the closing of the June Offering.

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

On July 23, 2020, we entered into the 2020 Services Agreement with WCT. The 2020 Services Agreement relates to services for our Phase 2 clinical study assessing the safety, tolerability and long-term efficacy of bryostatin in the treatment of moderately severe AD subjects not receiving memantine treatment. The total estimated budget for the services, including pass-through costs, is approximately $9.6 million. As previously disclosed, on January 22, 2020, we have received a $2.7 million award from the NIH, which award will be used to support the 2020 Study, resulting in an estimated net budgeted cost of the 2020 Study to us of $6.9 million.

As of September 30, 2021, we incurred cumulative expenses of approximately $5.1 million associated with services provided by WCT and certain pass thru expenses incurred by WCT, which was offset by NIH reimbursements recognized of $2.1 million. As of November 10, 2021, the NIH has reimbursed us a total of approximately $2.6 million for expenses incurred to date.

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

Results of Operations

Comparison of the nine months ended September 30, 2021 and 2020

The following table summarizes our results of operations for the nine months ended September 30, 2021 and 2020:

	Nine months ended
	September 30,		Dollar
	2021	2020	Change	% Change
Revenue	$—	$—	$—	0%
Operating Expenses:
Research and development expenses	$2,974,776	$1,556,627	$1,418,149	91.1%
General and administrative expenses	$5,404,968	$6,735,757	$(1,230,789)	(18.5)%
Other income (Expense), net	$4,592	$(1,546,695)	$1,551,287	(100.3)%
Net loss	$8,375,152	$9,739,079	$(1,363,927)	(14.0)%

Revenues

We did not generate any revenues for the nine months ended September 30, 2021 and 2020.

Operating Expenses

Overview

Total operating expenses for the nine months ended September 30, 2021 were $8,379,744 as compared to $8,192,384 for the nine months ended September 30, 2020, an increase of approximately 2.3%. The increase in total operating expenses is due primarily to the increase in research and development expenses mostly offset by the decrease in our general and administrative expenses.

Research and Development Expenses

For the nine months ended September 30, 2021, we incurred $2,974,776 in research and development expenses as compared to $1,556,627 for the nine months ended September 30, 2020, an increase of approximately 91.1%. These expenses were incurred pursuant to developing the potential AD therapeutic product, specifically expenses relating to our ongoing Phase 2 clinical trial for AD. Of these expenses, for the nine months ended September 30, 2021, $2,265,285, which includes an expense offset of $1,121,629 reimbursed pursuant to our NIH grant, was incurred principally relating to our current confirmatory clinical trial and related storage of drug product, $222,853 for clinical consulting services, $22,438 of amortization of prepaid licensing fees relating to the Stanford and Mount Sinai license agreements, $39,207 for development of alternative drug supply with Stanford University and $424,993 of non-cash stock options compensation expense as compared to, for the nine months ended September 30, 2020, $616,851, which includes an expense offset of $861,852 reimbursed pursuant to our NIH grant, was incurred principally relating to our confirmatory clinical trial and related storage of drug product, $339,128 for clinical consulting services, $22,138 of amortization of prepaid licensing fees relating to the Stanford and Mount Sinai license agreements, $26,645 for development of alternative drug supply with Stanford University and $551,865 of non-cash stock options compensation expense.

We expect our research and development expenses to substantially increase, in the short term, as our current Phase 2 clinical trial for AD was initiated approximately one year ago. Other development expenses might increase, as our resources permit, in order to advance our potential products. We are continuing to determine how to proceed with respect to our other current development programs for Bryostatin-1.

General and Administrative Expenses

We incurred $5,404,968 and $6,635,757 of non-related party general and administrative expenses for the nine months ended September 30, 2021 and 2020, respectively, a decrease of approximately 18.5%. Of the amounts for the nine months ended September 30, 2021, as compared to the comparable 2020 period: $852,300 was incurred primarily for wages, bonuses, vacation pay, severance, taxes and insurance, versus $1,381,863 for the 2020 comparable period. The decrease is primarily attributable to the termination of our Chief Executive Officer at the end of 2020; $576,646 was incurred for legal expenses versus $1,799,735 for the 2020 comparable period. The decrease for 2021 is based upon one-time work associated with our strategic alternatives, planning, restructuring and spin-off of Synaptogenix, Inc. in 2020; $1,414,544 was incurred for outside operations consulting services, versus $1,235,761 for the 2020 comparable period as, for 2021, we incurred additional non-cash expenses associated with warrant issuances for investment banking consulting services; $43,754 was incurred for travel expenses, versus $53,448 for the 2020 comparable period, which decrease is primarily attributable to less travel due to the COVID-19 contagion; $232,098 was incurred for investor relations services versus $368,984 for the 2020 comparable period as, for 2020, we incurred additional non-cash expenses; $137,576 was incurred for professional fees associated with auditing, financial, accounting and tax advisory services, versus $236,163 for the 2020 comparable period, which additional expenses during the prior period were incurred for fees associated with our strategic transactions; $492,771 was incurred for insurance, versus $457,887 for the 2020 comparable period, which increase is primarily attributable to an increase in coverage; $161,621 was incurred for utilities, supplies, license fees, filing costs, rent, advertising and other versus $204,758 for the 2020 comparable period, and $1,493,658 was recorded as non-cash stock options compensation expense versus $897,158 for the 2020 comparable period.

Other Income / Expense

We earned $4,592 of interest income for the nine months ended September 30, 2021 as compared to $153,305 for the nine months ended September 30, 2020 on funds deposited in interest bearing money market accounts. The decrease is primarily attributable to the decrease in money market interest income rates partially offset by higher cash balances for the nine months ended September 30, 2021 versus 2020. In addition, during the third quarter 2020, the Company recorded a warrant amendment expense of $1.7 million associated with the spin-off transaction discussed above.

Net loss

We incurred losses of $8,375,152 and $9,739,079 for the nine months ended September 30, 2021 and 2020, respectively. The decreased loss was primarily attributable to the decrease in our general and administrative expenses and warrant amendment expense partially offset by an increase in net research and development expenses associated with our current Phase 2 confirmatory clinical trial.

Comparison of the three months ended September 30, 2021 and 2020

The following table summarizes our results of operations for the three months ended September 30, 2021 and 2020:

	Three months ended
	September 30,		Dollar
	2021	2020	Change	% Change
Revenue	$—	$—	$—	0%
Operating Expenses:
Research and development expenses	$836,716	$563,317	$273,399	48.5%
General and administrative expenses	$2,092,662	$2,013,089	$79,573	4.045.6%
Other income (expense), net	$2,445	$(1,693,203)	$1,695,648	(100.1)%
Net loss	$2,926,933	$4,269,609	$(1,342,676)	(31.4)%

Revenues

We did not generate any revenues for the three months ended September 30, 2021 and 2020.

Operating Expenses

Overview

Total operating expenses for the three months ended September 30, 2021 were $2,929,378 as compared to $2,576,406 for the three months ended September 30, 2020, an increase of approximately 13.7%. The increase in total operating expenses is due primarily to increases in our general and administrative and research and development expenses.

Research and Development Expenses

For the three months ended September 30, 2021, we incurred $836,716 in research and development expenses as compared to $563,317 for the three months ended September 30, 2020. These expenses were incurred pursuant to developing the potential AD therapeutic product, specifically expenses relating to the ongoing Phase 2 clinical trial for AD. Of these expenses, for the three months ended September 30, 2021, $532,616, which includes an expense offset of $1,121,629 reimbursed pursuant to our NIH grant, was incurred principally relating to our current confirmatory clinical trial and related storage of drug product, $66,000 for clinical consulting services, $7,562 of amortization of prepaid licensing fees relating to the Stanford and Mount Sinai license agreements, $15,010 for development of alternative drug supply with Stanford University and $215,528 of non-cash stock options compensation expense as compared to, for the three months ended September 30, 2020, $259,729, which includes an expense offset of $861,852 reimbursed pursuant to our NIH grant, was incurred principally relating to our confirmatory clinical trial and related storage of drug product, $130,887 for clinical consulting services, $7,179 of amortization of prepaid licensing fees relating to the Stanford and Mount Sinai license agreements, $12,497 for development of alternative drug supply with Stanford University and $153,025 of non-cash stock options compensation expense.

We expect our research and development expenses to substantially increase, in the short term, as our current Phase 2 clinical trial for AD was initiated approximately one year ago. Other development expenses might increase, as our resources permit, in order to advance our potential products. We are continuing to determine how to proceed with respect to our other current development programs for Bryostatin-1.

General and Administrative Expenses

We incurred $2,092,662 and $2,013,089 of general and administrative expenses for the three months ended September 30, 2021 and 2020, respectively, an increase of approximately 4.0%. Of the amounts for the three months ended September 30, 2021, as compared to the comparable 2020 period: $184,748 was incurred primarily for wages, bonuses, vacation pay, severance, taxes and insurance, versus $343,774 for the 2020 comparable period. The decrease is primarily attributable to the termination of our Chief Executive Officer at the end of 2020; $108,239 was incurred for legal expenses versus $529,855 for the 2020 comparable period. The decrease for 2021 is based upon one-time work associated with our strategic alternatives, planning, restructuring and spin-off of Synaptogenix, Inc. in 2020; $458,014 was incurred for outside operations consulting services, versus $437,180 for the 2020 comparable period; $15,586 was incurred for travel expenses, versus $7,792 for the 2020 comparable period, which increase is primarily attributable to increased travel due to the COVID-19 contagion vaccinations resulting in lower infection rates; $75,570 was incurred for investor relations services versus $146,593 for the 2020 comparable period, which additional expenses during 2020 were primarily attributable to additional advisors hired for anticipated strategic transaction and an increase in our market exposure; $49,413 was incurred for professional fees associated with auditing, financial, accounting and tax advisory services, versus $80,028 for the 2020 comparable period, which additional expenses during the 2020 period were incurred for fees associated with our strategic transactions; $165,225 was incurred for insurance, versus $149,490 for the 2020 comparable period, which increase is primarily attributable to an increase in coverage; $52,535 was incurred for utilities, supplies, license fees, filing costs, rent, advertising and other versus $83,474 for the 2020 comparable period, which additional expenses during the 2020 period were incurred for expenses associated with our strategic transactions; and $983,332 was recorded as non-cash stock options compensation expense versus $234,903 for the 2020 comparable period, which increase for the 2021 period was based upon initial restricted stock unit grants.

Other Income / Expense

We earned $2,445 of interest income for the nine months ended September 30, 2021 as compared to $6,797 for the three months ended September 30, 2020 on funds deposited in interest bearing money market accounts. The decrease is primarily attributable to the decrease in money market interest income rates partially offset by higher cash balances for the nine months ended September 30, 2021 versus 2020. In addition, during the third quarter 2020, the Company recorded a warrant amendment expense of $1.7 million associated with the spin-off transaction discussed above.

Net loss

We incurred losses of $2,926,933 and $4,269,609 for the three months ended September 30, 2021 and 2020, respectively. The decreased loss was primarily attributable to the decrease in our warrant amendment expense offset by the increase in research and development and general and administrative expenses.

The computation of diluted loss per share for the three months ended September 30, 2021 excludes 6,842,930 warrants and options and restricted stock units to purchase 495,000 shares of our Common Stock as they are anti-dilutive due to our net loss. For the three months ended September 30, 2020, the computation excludes 500 shares of convertible preferred stock convertible into 75,758 shares of Common Stock, 5,502,815 warrants and options to purchase 567,894 shares of our Common Stock, as they are anti-dilutive due to our net loss.

Financial Condition, Liquidity and Capital Resources

Cash and Working Capital

Since inception, we have incurred negative cash flows from operations. As of September 30, 2021, we had working capital of $31,332,828 as compared to working capital of $5,116,300 as of December 31, 2020. The $26,216,528 increase in working capital was primarily attributable to our January 2021 and June 2021 private placement offering resulting in net cash proceeds from our two private placement offerings of approximately $23.8 million, cash proceeds from warrant exercises of approximately $8.4 million, approximately $0.8 million from change in balance sheet current assets and liabilities, offset by a decrease in cash of approximately $6.8 million from operating expenses.

We expect that our current cash and cash equivalents of approximately $35 million will be sufficient to support our projected operating requirements for at least the next 12 months from the Form 10-Q filing date, which would include the continuing development and current Phase 2 clinical trial, of bryostatin, our novel drug targeting the activation of PKC epsilon.

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

	Nine Months Ended September 30,
	2021	2020
Cash used in operating activities	$6,665,558	$6,896,751
Cash used in investing activities	—	5,413
Cash provided by financing activities	32,165,148	16,519,988

Net Cash Used in Operating Activities

Cash used in operating activities was $6,665,558 for the nine months ended September 30, 2021, compared to $6,896,751 for the nine months ended September 30, 2020. The $103,748 decrease primarily resulted from a decrease in net loss of approximately 1.36 million, an increase in prepaid expenses of approximately $1.07 million, an increase in non-cash stock-based compensation expenses of approximately $473,000, offset by the decrease in payables of approximately $1.1 million and an increase in warrant amendment expense of $1.7 million for the nine months ended September 30, 2021.

Net Cash Used in Investing Activities

Net cash used in investing activities was $0 for the nine months ended September 30, 2021 compared to $5,413 for the nine months ended September 30, 2020. The cash used in investing activities for the nine months ended September 30, 2020 was for capital expenditures.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $32,165,148 for the nine months ended September 30, 2021 compared to cash provided by financing activities of $16,519,988 for the nine months ended September 30, 2020. The change in net cash provided by financing activities for 2020 and 2021 were the result of net transfers from our Parent of approximately $16.5 million in 2020 and $23.7 million of net proceeds from our private placement offerings and $8.4 million from warrant exercises during the first nine months of 2021.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On July 1, 2021, we issued warrants to purchase up to 10,300 shares of our common stock to Katalyst Securities LLC and up to 5,800 shares of our common stock to GP Nurmenkari, Inc., each at an exercise price of $9.76 per share.

On October 1, 2021, we issued warrants to purchase up to 10,300 shares of our common stock to Katalyst Securities LLC and up to 5,800 shares of our common stock to GP Nurmenkari, Inc., each at an exercise price of $9.30 per share.

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

101*

The following financial information from this Quarterly Report on Form 10-Q for the period ended September 30, 2021, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Statements of Operations; (ii) the Condensed Balance Sheets; (iii) the Condensed Statements of Cash Flows; and (iv) the Notes to Financial Statements, tagged as blocks of text.

104*	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Synaptogenix, Inc.

Date: November 12, 2021	By:	/s/ Alan J. Tuchman, M.D.
Alan J. Tuchman, M.D.
Chief Executive Officer
(principal executive officer)

Date: November 12, 2021	By:	/s/ Robert Weinstein
Robert Weinstein
Chief Financial Officer, Executive Vice President, Secretary and Treasurer
(principal financial officer)