Form 10-K
period 2021-12-31
Synaptogenix, Inc.
filed 2022-03-29
CIK 1571934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2021

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

Securities registered pursuant to section 12(g) of the Act: None.

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

Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $59,482,160 as of June 30, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter), based on the closing share price on the Nasdaq Capital Market reported for such date. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

As of March 20, 2022, the registrant had 6,809,647 shares of common stock outstanding.

Auditor Name:	Friedman LLP	Auditor Location:	East Hanover, NJ	Auditor Firm ID:	711

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING INFORMATION

This report contains forward-looking statements, including, without limitation, in the sections captioned “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere. Any and all statements contained in this report that are not statements of historical fact may be deemed forward-looking statements. Terms such as “may,” “might,” “would,” “should,” “could,” “project,” “estimate,” “pro-forma,” “predict,” “potential,” “strategy,” “anticipate,” “attempt,” “develop,” “plan,” “help,” “believe,” “continue,” “intend,” “expect,” “future,” and terms of similar import (including the negative of any of the foregoing) may be intended to identify forward-looking statements. However, not all forward-looking statements may contain one or more of these identifying terms. Forward-looking statements in this report may include, without limitation, statements regarding (i) the plans and objectives of management for future operations, including plans or objectives relating to the development of commercially viable pharmaceuticals, (ii) a projection of income (including income/loss), earnings (including earnings/loss) per share, capital expenditures, dividends, capital structure or other financial items, (iii) our future financial performance, including any such statement contained in a discussion and analysis of financial condition by management or in the results of operations included pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”), and (iv) the assumptions underlying or relating to any statement described in points (i), (ii) or (iii) above.

The forward-looking statements are not meant to predict or guarantee actual results, performance, events or circumstances and may not be realized because they are based upon our current projections, plans, objectives, beliefs, expectations, estimates and assumptions and are subject to a number of risks and uncertainties and other influences, many of which we have no control over. Actual results and the timing of certain events and circumstances may differ materially from those described by the forward-looking statements as a result of these risks and uncertainties. Factors that may influence or contribute to the inaccuracy of the forward-looking statements or cause actual results to differ materially from expected or desired results may include, without limitation, our inability to obtain adequate financing, the significant length of time associated with drug development and related insufficient cash flows and resulting illiquidity, our inability to expand our business, significant government regulation of pharmaceuticals and the healthcare industry, lack of product diversification, volatility in the price of our raw materials, existing or increased competition, results of arbitration and litigation, stock volatility and illiquidity, the impact of the coronavirus (“COVID-19”) pandemic on our business and operations, and our failure to implement our business plans or strategies. A description of some of the risks and uncertainties that could cause our actual results to differ materially from those described by the forward-looking statements in this report appears in the section captioned “Risk Factors” and elsewhere in this report.

Readers are cautioned not to place undue reliance on forward-looking statements because of the risks and uncertainties related to them and to the risk factors. We disclaim any obligation to update the forward-looking statements contained in this report to reflect any new information or future events or circumstances or otherwise.

Unless the context otherwise indicates, references in this Annual Report on Form 10-K to the terms “Synaptogenix,” “Neurotrope,” “we,” the “Company,” “our,” and “us” refer to Synaptogenix, Inc.

“Synaptogenix,” and other trade names and trademarks of ours appearing in this Annual Report on Form 10-K are our property. This Annual Report on Form 10-K contains trade names and trademarks of other companies, which are the property of their respective owners. We do not intend our use or display of other companies’ trade names or trademarks to imply an endorsement or sponsorship of us by such companies, or any relationship with any of these companies.

2

PART I

Item 1.Business.

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

Introduction

We are a biopharmaceutical company with product candidates in pre-clinical and clinical development. We are principally focused on developing a product platform based upon a drug candidate called Bryostatin-1, which is synthesized from a natural product (bryostatin) that is isolated from a marine invertebrate organism, for the treatment of Alzheimer’s disease (“AD”), which is in the clinical testing stage. We are also evaluating potential therapeutic applications of bryostatin for other neurodegenerative or cognitive diseases and dysfunctions, such as Fragile X syndrome, Multiple Sclerosis, and Niemann-Pick Type C disease, which have undergone pre-clinical testing. We are party to a technology license and services agreement with the original Blanchette Rockefeller Neurosciences Institute (which has been known as Cognitive Research Enterprises, Inc. (“CRE”) since October 2016), and its affiliate NRV II, LLC, which we collectively refer to herein as “CRE,” pursuant to which we now have an exclusive non-transferable license to certain patents and technologies required to develop our proposed products.

Synaptogenix was formed for the primary purpose of commercializing the technologies initially developed by CRE for therapeutic applications for AD or other cognitive dysfunctions. These technologies have been under development by CRE since 1999 and, until March 2013, had been financed through funding from a variety of non-investor sources (which include not-for-profit foundations, the National Institutes of Health, which is part of the U.S. Department of Health and Human Services, and individual philanthropists). From March 2013 forward, development of the licensed technology has been funded principally through the Company in collaboration with CRE. Licensing agreements have been entered into with Stanford University for the exclusive use of synthetic bryostatin and for the potential use of bryostatin-like compounds, called Bryologs, for certain therapeutic indications. Other platform compounds, originally developed at CRE, that share PKC epsilon-activating properties with bryostatin, are also being evaluating for potential therapeutic applications.

On September 9, 2019, Neurotrope issued a press release announcing that the confirmatory Phase 2 study of Bryostatin-1 in moderate to severe AD did not achieve statistical significance on the primary endpoint, which was change from baseline to week 13 in the Severe Impairment Battery (“SIB”) total score. There were multiple secondary outcome measures in this trial, including the changes from baseline at Weeks 5, 9 and 15 in the SIB total score. No statistically significant difference was observed in the change from baseline in SIB total score between the Bryostatin-1 and placebo treatment groups. On January 22, 2020, Neurotrope announced the completion of an additional, pre-specified analysis in connection with the confirmatory Phase 2 study, which examined moderately severe to severe AD patients treated with Bryostatin-1 in the absence of memantine. To adjust for the baseline imbalance observed in the study, a post-hoc analysis was conducted using paired data for individual patients, with each patient as his/her own control. For the pre-specified moderate stratum (i.e., Mini Mental State Exam 2 (“MMSE-2”) baseline scores 10-15), the baseline value and the week 13 value were used, resulting in pairs of observations for each patient. The changes from baseline for each patient were calculated and a paired t-test was used to compare the mean change from baseline to week 13 for each patient. A total of 65 patients had both baseline and week 13 values, from which there were 32 patients in the Bryostatin-1 treatment group and 33 patients in the placebo group. There was a statistically significant improvement over baseline (4.8 points) in the mean SIB at week 13 for subjects in the Bryostatin-1 treatment group (32 subjects), paired t-test p < 0.0076, 2-tailed. In the placebo group (33 subjects), there was also a statistically significant increase from baseline in the mean SIB at week 13, for paired t-test p < 0.0144, consistent with the placebo effect seen in the overall 203 study. Although there was a signal of Bryostatin-1’s benefit for the moderately severe stratum, the difference between the Bryostatin-1 and placebo treatment groups was not statistically significant (p=0.2727). In further statistical analyses, however, that were recently published in a peer-reviewed article, cognitive benefit of bryostatin for pre-specified cohorts did show a statistically significant improvement in the treatment group that was not observed in the placebo group (See below, and Thompson et al., Journal Alzheimer’s Disease, 2022). On October 6, 2020, the company announced that its first patient was dosed in its ongoing, long-term Phase 2 study of Bryostatin-1 for the treatment of Alzheimer’s disease.

Results of Phase 2 Clinical Trial

On May 1, 2017, Neurotrope reported certain relevant top-line results from our Phase 2 exploratory clinical trial based on a preliminary analysis of a limited portion of the complete data set generated. A comprehensive analysis of these data from the Phase 2 exploratory trial evaluating Bryostatin-1 as a treatment of cognitive deficits in moderate to severe Alzheimer’s disease were recently published in the Journal of Alzheimer’s Disease, vol. 67, no. 2, pp. 555-570, 2019. A total of 147 patients were enrolled into the study; 135 patients in the mITT population (as defined below) and 113 in the Completer population (as defined below). This study was the first repeat dose study of Bryostatin-1 in patients with late stage AD (defined as a MMSE-2 of 4-15), in which two dose levels of Bryostatin-1 were compared with placebo to assess safety and preliminary efficacy (p < 0.1, one-tailed) after 12 weeks of treatment. The pre-specified primary endpoint, the SIB) (used to evaluate cognition in severe dementia), compared each dose of Bryostatin-1 with placebo at week 13 in two sets of patients: (1) the modified intent-to-treat (“mITT”) population, consisting of all patients who received study drug and had at least one efficacy/safety evaluation, and (2) the “Completer” population, consisting of those patients within the mITT population who completed the 13-week dosing protocol and cognitive assessments.

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

The safety profile of Bryostatin-1 20 µg was minimally different from the placebo group except for a higher incidence of diarrhea and infusion reactions (11% versus 2% for diarrhea and 17% versus 6% for infusion reactions). Infusion reactions were minimized with appropriate i.v. line precautions. Fewer adverse events were reported in patients in the 20 µg group, compared to the 40 µg group. Patients dosed with 20 µg had a dropout rate less than or identical to placebo, while patients dosed at 40 µg experienced poorer safety and tolerability, and had a higher dropout rate. Treatment emergent adverse events (“TEAEs”) were mostly mild or moderate in severity. TEAEs, including serious adverse events, were more common in the 40 µg group, as compared to the 20 µg and placebo groups. The mean age of patients in the study was 72 years and similar across all three treatment groups.

Following presentation of the top line results in July 2017 at the Alzheimer’s Association International Conference in London, a much more extensive analysis of a complete set of the Phase 2 trial data was conducted.

On January 5, 2018, Neurotrope announced that a pre-specified exploratory analysis of the comprehensive data set from our recent Phase 2 trial in patients with advanced AD found evidence of sustained improvement in cognition in patients receiving the 20 µg Bryostatin-1 regimen. As specified in the Statistical Analysis Plan (“SAP”), analysis of patients who did not receive memantine, an approved AD treatment, as baseline therapy showed greater SIB improvement. These findings suggested that this investigational drug could potentially treat Alzheimer’s disease itself and help reduce and/or reverse the progression of AD, in addition to alleviating its symptoms.

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

Additional analyses compared 20 µg dose patients who were on baseline therapy of Aricept versus patients off Aricept. No significant differences were observed. Another analysis compared the 20 µg dose patients who were on or off baseline therapy of memantine. The secondary analysis comparing SIB scores in non-memantine versus memantine patients found the following:

●	At week 15, non-memantine patients in the mITT group treated with 20 µg (n=14) showed an SIB improvement of 5.88, while the placebo patients (n=11) showed a decline in their SIB scores of -0.05 for an overall treatment of 5.93 from baseline (p=0.0576).
●	At week 15, non-memantine patients in the Completers group treated with 20 µg (n=14) showed an SIB improvement of 6.24, while the placebo patients (n=11) showed a decline in their SIB scores of -0.12 for an overall treatment of 6.36 from baseline (p=0.0488).
●	Patients taking memantine as background therapy in the 20 µg (n=20) and control (n=22) groups showed no improvement in SIB scores.

Memantine, an N-methyl-D-aspartate (“NMDA”) receptor antagonist, is marketed under the brand names Namenda®, Namenda® XR, and Namzaric® (a combination of memantine and donepezil) for the treatment of dementia in patients with moderate-to-severe AD. It has been shown to delay cognitive decline and help reduce disease symptoms.

Further follow-on analyses used trend analyses (testing the dependence of treatment effect on repeated doses).

In the trend analyses, we found that the SIB values did not increase over time for the placebo patients resulting in slopes that were non-significantly different from zero (e.g. “zero-slopes”). In contrast, the SIB slopes for the 20 µg Bryostatin-1 patients who did not receive baseline memantine were found to be statistically significant (p<.001), giving a slope (95% CI) = 0.38 (0.18, 0.57) SIB points per week in the random intercept model, and a slope (95% CI) = 0.38 (0.18, 0.59) points per week in the random intercept and slope model. These results provided evidence that SIB improvement (drug benefit) increased as the number of successive Bryostatin-1 doses increased for the 20 µg patient cohort.

Confirmatory Phase 2 Clinical Trial

On May 4, 2018, Neurotrope announced a confirmatory, 100 patient, double-blinded clinical trial for the safe, effective 20 µg dose protocol for advanced AD patients not taking memantine as background therapy to evaluate improvements in SIB scores with an increased number of patients. Neurotrope engaged Worldwide Clinical Trials, Inc. (“WCT”), in conjunction with consultants and investigators at leading academic institutions, to collaborate on the design and conduct of the trial, which began in April 2018. During July 2018, the first patient was enrolled in this study. Pursuant to a new Services Agreement (the “2018 Services Agreement”) with WCT dated as of May 4, 2018, WCT provided services relating to the trial. The total estimated budget for the services, including pass-through costs, drug supply and other statistical analyses, was approximately $7.8 million. The trial was substantially completed as of

December 31, 2019. We incurred approximately $7.6 million in total expenses of which WCT has represented a total of approximately $7.2 million and approximately $400,000 of expenses were incurred to other trial-related vendors and consultants, resulting in a total savings for this trial of approximately $500,000.

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

In connection with the additional analysis, Neurotrope also announced a $2.7 million award from the National Institutes of Health to support an additional Phase 2 clinical study focused on the moderate stratum for which we saw improvement in the 203 study. We are planning to meet with the Food and Drug Administration (“FDA”) to present the totality of the clinical data for Bryostatin-1 upon trial completion.

On July 23, 2020, Synaptogenix executed the 2020 Services Agreement with WCT. The 2020 Services Agreement relates to services for Synaptogenix’s Phase 2 Study. Pursuant to the terms of the 2020 Services Agreement, WCT will provide services to enroll approximately one hundred (100) Phase 2 Study subjects. Synaptogenix initiated the first Phase 2 Study site during the third quarter of 2020.  On January 22, 2022, the Company executed a change order with WCT to accelerate trial subject recruitment totaling approximately $1.4 million.  In addition, on February 10, 2022, the Company signed an additional agreement with a third-party vendor to assist with the increased trial recruitment retention totaling approximately $1.0 million. The updated total estimated budget for the current trial services, including pass-through costs, is approximately $12.0 million. As noted below, Neurotrope has been granted a $2.7 million award from the National Institutes of Health, which award will be used to support the Phase 2 Study, resulting in an estimated net budgeted cost of the Phase 2 Study to Neurotrope of $9.3 million. Of the $2.7 million grant, virtually all has been received as of February 22, 2022. Synaptogenix may terminate the 2020 Services Agreement without cause upon sixty (60) days prior written notice.

As of March 15, 2022, the Company has enrolled 110 patients and has completed contracts with 20 clinical sites that will participate in the current Phase 2 Study.

Other Development Projects

To the extent resources permit, we may pursue development of selected technology platforms with indications related to the treatment of various disorders, including neurodegenerative disorders such as AD, based on our currently licensed technology and/or technologies available from third party licensors or collaborators.

Nemours Agreement

On September 5, 2018, Neurotrope announced a collaboration with The Nemours / Alfred I. duPont Hospital for Children (“Nemours”), a premier U.S. children’s hospital, to initiate a clinical trial in children with Fragile X syndrome (“Fragile X”). In addition to the primary objective of safety and tolerability, measurements will be made of working memory, language and other functional aspects such as anxiety, repetitive behavior, executive functioning, and social behavior. On August 5, 2021, we announced our memorandum of understanding with Nemours to initiate a clinical trial using Bryostatin-1, under Orphan Drug Status, to treat Fragile X. We intend to provide the Bryostatin-1 drug product and obtain the IND from the FDA, and Nemours intends to provide the clinical site and attendant support for the trial. We and Nemours, jointly, will develop the trial protocol. We estimate our total trial and IND cost to be approximately $700,000.  The Company plans to initiate a Phase 1 clinical trial during the first half of 2022.

In connection with a supply agreement entered into with BryoLogyx Inc. (“BryoLogyx”) on June 9, 2020, we entered into a transfer agreement (the “Transfer Agreement”) with BryoLogyx. Pursuant to the terms of the Transfer Agreement, we agreed to assign and transfer to BryoLogyx all of our right, title and interest in and to the Cooperative Research and Development Agreement (“CRADA”) with the National Cancer Institute (“NCI”), under which Bryostatin-1’s ability to modulate CD22 in patients with relapsed/refractory CD22+ disease has been evaluated to date. Under the CRADA, the parties agreed to collaborate with the NCI’s Center for Cancer Research, Pediatric Oncology Branch (POB) to develop a Phase I clinical trial testing the safety and toxicity of Bryostatin-1 in children and young adults with CD22 + leukemia and B-cell lymphoma. The CRADA was transferred to BryoLogyx and we assigned to BryoLogyx our investigational new drug application (“IND”) for CD22 currently on file with the FDA. As consideration for the transfer of the CRADA and IND, BryoLogyx has agreed to pay to us 2% of the gross revenue received in connection with the sale of bryostatin products, up to an aggregate payment amount of $1 million.

Cleveland Clinic

On February 23, 2022, the Company announced its collaboration with the Cleveland Clinic to pursue possible treatments for Multiple Sclerosis. The collaboration entails filing an IND and conducting initial clinical trials using Bryostatin-1. Future development work will be conducted pursuant to statements of work to be determined.

Alzheimer’s Disease

Figure 1. Different Pharmacologic Targets being pursued for the Treatment of AD(3)

It has been shown that during several years preceding the diagnosis of dementia associated with AD there can be gradual cognition decline, which at first may have rather benign characteristics. At this stage, known as mild cognitive impairment (“MCI”), 60% of these patients will convert to early AD. In MCI, there can already be significant loss of synapses (the junctions between nerve cells) and compromised release of the chemical messengers onto their post-synaptic targets. MCI, therefore, can transition into mild, moderate and, finally, severe stages of Alzheimer’s disease that are characterized by greater systemic loss of neurons and synapses in the brain tissue. Multiple failures in acetylcholine and glutamate neurotransmitter systems (neurotransmitters) may cause some of the symptoms of early AD, and thus these systems have become targets for pharmacologic intervention.

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

(3) Business Insights: Reference Code B100040-005, Publication Date May 2011, “Advances in AD Drug Discovery”

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

Furthermore, several comprehensive studies of autopsy brain samples from AD vs. Control patients have demonstrated that the loss of the synapses is an early event in AD and usually precedes the loss of neurons. (Terry et al., 1991; Scheffe et al., 2006). These studies demonstrated that the rate of cognitive decline closely correlates with the loss of synapses, while that rate does not closely correlate with the number of amyloid plaques or neurofibrillary tangles (hyperphosphorylated tau). Based on these findings the Synaptogenix therapeutic strategy focuses on restoration of the synapses (or “synaptogenesis”) and the prevention of neuronal death. Bryostatin has been shown in extensive pre-clinical testing to accomplish both synaptic restoration and prevention of neuronal death. Because these pathologic consequences are common to many neurodegenerative disorders (e.g. Fragile X mental retardation, Multiple Sclerosis, Muti-infarct dementia, and Amyotrophic Lateral Sclerosis), pre-clinical studies were undertaken by Synaptogenix scientists and scientists from other laboratories to demonstrate synaptic and neuronal loss. Based on this common pathology therapeutic benefits of Bryostatin is being clinically tested for efficacy in AD.

In animal studies, the scientific team led by our President and Chief Scientific Officer, Dr. Alkon, at CRE, found that PKC ε activation in neurons targets the loss of synapses and prevents the loss of neurons in the brains of animals with AD, and can delay or temporarily arrest other elements of the disease, e.g., by preventing: the reduction of synaptic growth factors, such as BDNF; the elevation of the toxic Aβ peptide; the appearance of plaques and tangles, and / or reversing the loss of cognitive function. In pre-clinical testing, Dr. Alkon and his teams directly demonstrated that bryostatin prevents the death of neurons (anti-apoptosis) and induces synaptogenesis by mobilizing synaptic growth factors such as BDNF, NGF, and IGF. At the same time, bryostatin appeared to prevent the formation of A Beta oligomers, prevent the deposition of amyloid plaques (extra-neuronal), prevent the formation of neurofibrillary tangles (intra-neuronal), and may restore cognitive function. These neuro-restorative benefits may result from the multi-modal molecular cascades activated by the bryostatin — PKC ε efficacies.

AD and the Potential Market for our Products

The Epidemic of AD

According to the Alzheimer’s Association, it has been estimated that 44 million people worldwide had AD, or other forms of dementia, in 2018. The prevalence of AD is independent of race, ethnicity, geography, life style and, to a large extent, genetics. The most common cause of developing AD is living a long life. In developing countries where the median age of death is less than 65 years old, AD is rarely recognized or diagnosed. In the United States in 2021, 6.2 million people are estimated to have AD, and over 72% of these people are older than 75 years of age.

Researchers continue to explore a wide range of drug mechanisms in hopes of developing drugs to combat this disease. Figure 1 illustrates the range of mechanisms under consideration. Our approach, which involves the activation of the enzyme PKC ε, represents a novel mechanism in the armamentarium of potential AD drug therapies.

Potential Market for Our Products

According to an article titled “Progress in AD” published in The Journal of Neurology in 2012, there has been a dearth of new product introductions in the last 20 years either for the treatment of AD symptoms or its definitive diagnosis in patients who begin exhibiting the memory and cognitive disorders associated with the disease. According to the Alzheimer’s Association, all of the products introduced to date for the treatment of AD have yielded negative or marginal results with no long-term effect on the progression of AD and no improvement in the memory or cognitive performance of the patients receiving these therapies. With over [44 million] people worldwide estimated to have had AD in [2019], there is significant commercial potential for a new therapeutic that is effective in delaying the progression of the disease.

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

Our Proposed Products

Challenges in Treating AD

One of the challenges in treating AD is that its symptoms manifest only years after the disease process can be definitely diagnosed. Treatment strategies attempting to intervene once symptoms become more apparent are focused on stimulating the neurotransmitter activity of still healthy neurons, or removing the amyloid plaque deposited in the brain. Many drug development efforts to date that have targeted the removal of beta-amyloid or tau protein as their therapeutic mechanism of action have failed, and drugs approved for stimulating neurotransmitter activity offer short-lived, palliative results for AD patients. As such, these strategies have yielded negative or marginal results with no effect on the progression of AD and no improvement in the memory or cognitive performance of the patients receiving these therapies.

Dying neurons and synapses have, to date, not been therapeutic targets for restoration, and many in the AD field currently believe that stemming the progression of the disease may only be possible with very early stage intervention. The FDA is encouraging the pharmaceutical industry to increase efforts to investigate such early stage interventional treatments by recommending that modified clinical endpoints, both functional and cognitive, be established to monitor the efficacy of drug prototypes being tested in early stage AD patients, according to an article published in The New England Journal of Medicine.(4)

4 NEJM.org: The New England Journal of Medicine, March 15, 2013, page 1: Drug Development of Early AD, N. Kozauer, M.D., and Russell Katz, M.D

In contrast, we believe that our data from various preclinical animal models and compassionate use trials support that activation of PKC ε – BDNF pathway in central nervous system neurons may improve neuronal vitality and function in areas of the brain damaged by AD, potentially resulting in the improvement of memory and cognition.

Synaptogenesis

Studies of autopsy brains of AD versus control patients showed that deficient activity or low concentrations of PKC ε in aging subjects is one of the main causes of the neurodegeneration seen in AD. These deficiencies result in the loss of BDNF, an important synaptic growth factor as demonstrated by other pre-clinical and clinical research. The schematic in Figure 3 illustrates only a portion of the changes mediated by PKC ε, and how it may help reverse the neuronal damage and loss central to the pathogenic process in AD.

Figure 2. PKC ε Activation Involves 5 Different Mechanisms to Stop the Progression of AD

Activation of PKC ε has been achieved with drug prototypes that mimic the activity of diacylglycerol and phosphatidylserine, which are the natural binding targets for this enzyme. In addition, a variety of in vitro and in vivo animal models have demonstrated that these drug prototypes may be effective in restoring the structure and function of neuronal synapses. Our first clinical application of the PKC ε activators is focused on the treatment of AD, but a number of other neurodegenerative diseases may be amenable to similar treatment. A list of these potential future drug targets is shown in Figure 3.

Figure 3. Therapeutic targets for neuroregeneration through PKC ε activation

Treatment of AD by Stimulating Synaptic Regeneration and Prevention of Neuronal Death

Dr. Alkon’s team at CRE conducted research in synaptic regeneration and the prevention of neuronal death, outside the conventional wisdom that has dominated research efforts in the industry. The pathology of AD likely has multiple layers in its development, in addition to the presence of tau phosphorylated tangles and Aβ oligomers. However, once this process presents clinical manifestations of AD, restoring synaptic function thus far has not been effectively achieved by removing Aβ plaques with experimental drug interventions. Once neurons undergo toxic changes with soluble Aβ oligomers, the loss of function to the patient has been irreversible.

CRE’s and our approach has been to restore general viability and hence synaptic function in still-functioning neurons by stimulating the regeneration and growth of the dendritic branches, spines, and pre-synaptic terminals on these neurons. (Dendrites are the branched projections of a neuron that act to propagate the electrochemical stimulation received from other neural cells.) This process can be visualized with serial sections using an electron microscope in the brains of rats whose neurons and synapses have been damaged by ischemic shock (depriving oxygen) or traumatic injury to the brain. The morphology of the damaged neurons in these animal models looks strikingly different after they are treated with experimental drugs that activate PKC ε. The new growth of dendritic trees on the damaged neurons and the creation of a multiplicity of new synaptic connections, basically re-wiring the damaged neurons and restoring their function. Earlier therapeutic intervention with a PKC ε activator produces markedly improved outcomes in tests measuring restored animal cognitive function.

PKCε Activation Stimulates the Formation of New Synaptic Connections

The new synaptic connections formed from the damaged neurons revitalized by PKC ε in rats can be demonstrated in various behavioral models for the animals that are used to measure memory functions.

Treatment with Bryostatin-1, for 12 weeks in genetically modified rodents pre-disposed to develop an AD-type of pathology showed that Bryostatin-1 promoted the growth of new synapses and preserved the existing synapses. In addition, this drug also reversed the decrease of PKC ε and the reciprocal increase of soluble amyloid.(5)

In cell tissue cultures, there is a difference in morphology between neurons damaged by the application of ASPD (soluble oligomers of Aβ) as compared to synapses rejuvenated by the application of Bryostatin-1. Treatment with Bryostatin-1, through PKC ε activation, stimulates the revitalization of neurons and the formation of new synaptic connections.

The Central Role of PKC ε in Maintaining Neuron Structure and Function

Upon activation, PKC ε migrates from the intraneuronal cytoplasm to the cell membrane, where it activates signal-regulating enzymes (specifically the m-RNA stabilizing protein, HUD, and downstream growth factors such as BDNF, NGF, IGF, etc.; MAP kinases Erk1/2; the BCl-2 apoptosis cascade; and NF- ϰϰϰϰβ), causing a series of changes leading to increased DNA transcription, synaptic maturation, a consequent increase in levels of growth factor proteins (such as nerve growth factor and brain-derived neurotrophic factor), an inhibition of programmed cell-death and a reduction of β amyloid, and hyperphosphorylated tau.

This myriad of events is orchestrated by PKC ε, and prompts a number of secondary events occurring in both the pre- and post-synaptic portions of the neuron. Cellular visualization of this effect shows an increase in the number of pre-synaptic vesicles in the neurons, an increase in pre-synaptic levels of PKC ε and an increase in the number of mushroom spines associated with individual synaptic boutons (knoblike enlargements at the end of a nerve fiber, where it forms a synapse). Their genesis in these neurons is responsible for the formation of new synapses during associative learning and memory, and for regeneration of synaptic networks in pre-clinical models of AD, stroke, traumatic brain injury, and Fragile X syndrome.

The central role of PKC ε activation in these dynamic events expands the amyloid and tau hypotheses for AD by including pathways to restore the synaptic networks lost during neurodegeneration and to prevent further loss. This mechanistic framework offers new targets for therapeutic intervention which not only prevent the formation of tangles and plaque, but also prevents neuronal death, and promotes the induction of new, mature synaptic networks.

Decreased amyloid formation from PKC ε activation results from an increase in the rate of Aβ degradation by ECE (endothelin converting enzyme) neprilysin and IDE (insulin-degrading enzyme), and induction of α-secretase cleavage of amyloid precursor protein (the precursor molecule to Aβ) through phosphorylation of an enzyme known as Erk. In rodent models genetically predisposed to forming large amounts of amyloid deposits in their brains, PKC ε activation was found to interrupt the ongoing formation of amyloid, suggesting that this approach may delay the progression of AD.

The key to CRE’s innovation in this area has been in identifying highly potent drug prototypes that at low concentrations cause the specific and transient activation of PKC ε, without interacting with the other isozyme variants of PKC whose inactivation would negate the synaptogenic properties of the ε isoform.

(5) Journal of Neuroscience 2011, 31 (2), 630, D. Alkon et al.

Testing PKC ε Activation in Humans

The basic drug mechanism invoking PKC ε activation for neuronal rejuvenation and synaptic regeneration has never been evaluated in humans for any drug class or therapeutic application. We believe that the pre- clinical and clinical research in this field as described above is an ideal platform for testing this approach in human subjects.

We have licensed a body of biomedical research from CRE that is comprised of new methods and drug prototypes designed to stimulate synaptic restoration. For additional information, see “Business — Intellectual Property — Technology License and Services Agreement.” We believe the commercial application of this technology has potential to impact AD as well as traumatic brain injury, ischemic stroke, post-traumatic stress syndrome and other degenerative learning disorders.

Drug Prototypes That Treat AD Through Regeneration

CRE has developed a new chemical family of polyunsaturated fatty acid (“PUFA”) analogs, which appear to be effective in the activation of PKC ε. Representative structures of Bryostatin-1 and a PUFA analog are shown in Figure 4.

Figure 4. Structures of Bryostatin-1 and a PUFA Analog Effective in the Activation of PKC ε(6)

Ki values = effective concentration of the drug in achieving 50% activation of PKC ε

These molecules activate PKC ε by binding to two different and distinct active sites on the enzyme. The natural ligands that bind to these sites are diacylglycerol and phosphatidylserine. Bryostatin-1 acts as a mimetic (mimic) for diacylglycerol by binding to the diacylglycerol site and, similarly, the PUFA analogs act as mimetics for phosphatidylserine by binding to the phosphatidylserine site.

6 (4) Trends in Biochemical Sciences V. 34, #3, p.136. T.J. Nelson et al, “Neuroprotective versus Tumorigenic protein kinase C activators.”

Collaborative Agreements

Stanford License Agreements

On May 12, 2014, the Company entered into a license agreement (the “Stanford Agreement”) with The Board of Trustees of The Leland Stanford Junior University (“Stanford”), pursuant to which Stanford granted to the Company a revenue-bearing, world-wide right and exclusive license, with the right to grant sublicenses (on certain conditions), under certain patent rights and related technology for the use of bryostatin structural derivatives, known as “bryologs,” for use in the treatment of central nervous system disorders, lysosomal storage diseases, stroke, cardio protection and traumatic brain injury, for the life of the licensed patents. Under the Stanford Agreement, we are required to use commercially reasonable efforts to develop, manufacture and sell products (“Licensed Products”) in the Licensed Field of Use (as defined in the Stanford Agreement) during the term of the licensing agreement. The Company paid Stanford $70,000 upon executing the license and is obligated to pay an additional $10,000 annually as a license maintenance fee. In addition, we must meet specific diligence milestones, and upon meeting such milestones, make specific milestone payments to Stanford. We will also pay Stanford royalties of 3% on net sales, if any, of Licensed Products (as defined in the Stanford Agreement) and milestone payments of up to $3.7 million dependent upon stage of product development. To-date, no royalties nor milestone payments have been earned or made.

On January 19, 2017, the Company entered into a second license agreement with Stanford, pursuant to which Stanford has granted to the Company a revenue-bearing, world-wide right and exclusive license, with the right to grant sublicenses (on certain conditions), under certain patent rights and related technology for the use of “Bryostatin Compounds and Methods of Preparing the Same,” or synthesized bryostatin, for use in the treatment of neurological diseases, cognitive dysfunction and psychiatric disorders, for the life of the licensed patents. The Company paid Stanford $70,000 upon executing the license and is obligated to pay an additional $10,000 annually as a license maintenance fee. In addition, based upon certain milestones which include product development and commercialization, the Company will be obligated to pay up to an additional $2.1 million and between 1.5% and 4.5% royalty payments on certain revenues generated by the Company relating to the licensed technology.  On November 9, 2021, the Company revised the existing licensing agreement with Stanford.  The revisions extended all the required future product development and commercialization milestones. The Company is currently in full compliance with the revised agreement and is moving forward on its commitments. The Company has made all required annual maintenance payments. To-date, no royalties nor milestone payments have been earned or made.

Mt. Sinai License Agreement

On July 14, 2014, we entered into an Exclusive License Agreement (the “Mount Sinai Agreement”) with the Icahn School of Medicine at Mount Sinai (“Mount Sinai”). Pursuant to the Mount Sinai Agreement, Mount Sinai granted us (a) a revenue-bearing, world-wide right and exclusive license, with the right to grant sublicenses (on certain conditions), under Mount Sinai’s interest in certain joint patents held by the Company and Mount Sinai (the “Joint Patents”) as well as in certain results and data (the “Data Package”) and (b) a non-exclusive license, with the right to grant sublicenses on certain conditions, to certain technical information, both relating to the diagnostic, prophylactic or therapeutic use for treating diseases or disorders in humans relying on activation of Protein Kinase C Epsilon (“PKC ε”), which includes Niemann-Pick Disease (the “Mount Sinai Field of Use”). The Mount Sinai Agreement allows us to research, discover, develop, make, have made, use, have used, import, lease, sell, have sold and offer certain products, processes or methods that are covered by valid claims of Mount Sinai’s interest in the Joint Patents or an Orphan Drug Designation Application covering the Data Package (“Mount Sinai Licensed Products”) in the Mount Sinai Field of Use (as such terms are defined in the Mount Sinai Agreement).

Bryostatin-1

Our lead product candidate is Bryostatin-1. Bryostatin is a natural product isolated from a marine invertebrate organism, a bryozoan called Bugula neritina. Several total syntheses of this complex molecule have been achieved in recent years in various academic chemistry laboratories, and these approaches represent a possible alternative source of this drug. Importantly, we have an exclusive license for neurologic disorders to a new, accelerated synthesis of Bryostatin-1 recently developed at Stanford University by Dr. Paul Wender and his team. Bryostatin-1 is a PKC α and ε activator that was originally developed as a potential anticancer drug. According to Clinical Cancer Research, this drug candidate was previously evaluated in 63 clinical studies involving more than 1,400 patients at the NCI for the treatment of various forms of cancer. While having failed these studies as an experimental anti-cancer therapy, much useful information on the safety, pharmacodynamics and toxicity of the drug was obtained from these in-human trials. In general, Bryostatin-1 was considered to be “well-tolerated” in these anti-cancer trials.

It was discovered that at doses at lower levels than those used in these anticancer trials, bryostatin is a potent activator of PKC ε and may have efficacy in treating AD. As described above, activation of PKC ε has been shown to partially restore synaptic function in neurons damaged by AD in in vitro and in vivo animal models.

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

As discussed above, our initial drug candidate, Bryostatin-1, is a natural product isolated from a marine invertebrate organism, a bryozoan called Bugula neritina. However, it takes large quantities of biomass harvested from the oceans to produce even small quantities of Bryostatin-1, and supply is limited.

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

Stanford retains the right, on behalf of itself and all other non-profit research institutions, to practice the licensed patents and use the licensed technology for any non-profit purpose, including sponsored research and collaborations. The license is also subject to Title 35, Sections 200-204, of the United States Code, which governs patent rights in inventions made with U.S. government assistance. Among other things, these provisions provide the United States government with nonexclusive rights in the licensed patents. They also impose the obligation that products based on the licensed patents sold or produced in the United States be “manufactured substantially in the United States.” These license agreements have been amended by mutual agreement in December, 2021 – See above.

PUFA Analogs

Several other drug prototypes termed the PUFA analogs have been synthesized at CRE and evaluated for their PKC ε activating properties in models of AD. The PUFA analogs are not structurally related to bryostatin and activate PKC ε at a different site. We believe the PUFA analogs may represent a potential source for follow-on drug candidates. PKC ε activators from the PUFA family of drug prototypes have demonstrated neuroregeneration efficacy roughly equivalent to and, in some cases, potentially superior to that of bryostatin. If the PUFA analogs show adequate potency in preclinical models of AD, we may advance a drug prototype from this chemical family.

Other Potential Products

We may acquire, by license or otherwise, other development stage products that are consistent with our product portfolio objectives and commercialization strategy.

WCT Services Agreements

On May 28, 2020, Synaptogenix entered into a letter of intent (the “LOI”) with WCT, pursuant to which the parties agreed to negotiate a definitive agreement for the provision of clinical trial development services by WCT in connection with the Phase 2 Study. Pursuant to the terms of the LOI, Synaptogenix agreed to pay to WCT a cash fee of approximately $0.6 million as an advance in order to fund the initial commitment and certain upfront costs of third party vendors.

On July 23, 2020, Synaptogenix executed a Services Agreement (the “2020 Services Agreement”) with WCT. The 2020 Services Agreement relates to services for Synaptogenix’s Phase 2 Study. Pursuant to the terms of the 2020 Services Agreement, WCT will provide services to enroll approximately one hundred (100) Phase 2 Study subjects. The first Phase 2 Study site was initiated during the third quarter of 2020. On January 22, 2022, the Company executed a change order with WCT to accelerate trial subject recruitment totaling approximately $1.4 million.  In addition, on February 10, 2022, the Company signed an additional agreement with a third-party vendor to assist with the increased trial recruitment retention totaling approximately $1.0 million. The updated total estimated budget for the services, including pass-through costs, is approximately $12.0 million. As noted below, the Company has been granted a $2.7 million award from the National Institutes of Health, which award will be used to support the Phase 2 Study, resulting in an estimated net budgeted cost of the Study to Neurotrope of $7.1 million. Of the $2.7 million grant, virtually all has been received as of February 22, 2022. Synaptogenix may terminate the 2020 Services Agreement without cause upon sixty (60) days prior written notice.

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

●	therapies based on bryostatin and PUFA chemical families; and
●	methods for treating AD.

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

A substantial amount of in-human data exists that was generated by the NCI that involves the earlier evaluation of bryostatin as an anticancer agent. The NCI also holds the existing inventory of bryostatin suitable for use in man. Our use of the substantial data package generated by the NCI on bryostatin, as well as access to the clinical supply of this substance, is permitted under a material transfer agreements entered into and between the NCI and CRE.

There are no known patent conflicts or freedom to operate issues at this time which could encumber our ability to commercialize the PKC ε activators for the treatment of cognition and memory disorders. However, we cannot provide any assurance that such conflicts will not arise in the future. For more information, see Item 1A – Risk Factors – “Our commercial success will depend, in part, on our ability, and the ability of our licensors, to obtain and maintain patent protection. Our licensors’ failure to obtain and maintain patent protection for our products may have a material adverse effect on our business.” and “Our licensed patented technologies may infringe on other patents, which may expose us to costly litigation.”

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

In general, before any new pharmaceutical product can be marketed in the United States, the process typically required by the FDA includes:

●	preclinical laboratory and animal tests in compliance with the FDA’s good laboratory practice, or GLP, regulations;
●	submission of an IND, which must become effective before human clinical trials may begin;
●	approval by an independent institutional review board, or IRB, representing each clinical site before each clinical trial may be initiated;
●	adequate and well-controlled human clinical trials to establish the safety and efficacy of the proposed drug for its intended use, conducted in accordance with good clinical practices, or GCP;
●	satisfactory completion of one or more FDA inspections of the manufacturing facility or facilities at which the product, or components thereof, are produced to assess compliance with current Good Manufacturing Practices, or cGMP, requirements and to assure that the facilities, methods and controls are adequate to preserve the product’s identity, strength, quality and purity;
●	preparation and submission to the FDA of a new drug application, or NDA, requesting marketing for one or more proposed indications;
●	potential FDA audits of the nonclinical study and clinical trial sites that generated the data in support of the NDA;
●	review by an FDA advisory committee, where appropriate or if applicable;

●	payment of user fees and securing FDA approval of an NDA or an NDA supplement (for subsequent indications or other modifications, including a change in location of the manufacturing facility); and
●	compliance with any post-approval requirements, including the potential requirement to implement a Risk Evaluation and Mitigation Strategy, or REMS, and the potential requirement to conduct post-approval studies.

Preclinical Testing

In the United States, drug candidates are tested in animals until adequate evidence of safety and efficacy is established, prior to clinical testing in human subjects. These preclinical studies generally evaluate the mechanism of action and pharmacology of the product and assess the potential safety and efficacy of the product. Tested compounds must be produced according to applicable cGMP requirements and preclinical safety tests must be conducted in compliance with FDA and international regulations regarding GLP. The results of the preclinical tests, together with manufacturing information and analytical data, are generally submitted to the FDA as part of an IND, which must become effective before human clinical trials may commence. The IND will automatically become effective 30 days after receipt by the FDA, unless before that time the FDA requests an extension or raises concerns about the conduct of the clinical trials as outlined in the application. If the FDA has any concerns, the sponsor of the IND and the FDA must resolve the concerns before clinical trials can begin. Regulatory authorities may require additional preclinical data before allowing the clinical trials to commence or proceed from one phase to another, and could demand that the clinical trials be discontinued or suspended at any time if there are significant safety issues. Some long-term preclinical testing, such as animal tests of reproductive adverse events and carcinogenicity, may continue after the IND is submitted.

Furthermore, an independent IRB for each medical center proposing to participate in the conduct of the clinical trial must review and approve the clinical protocol and patient informed consent form before commencement of the clinical trial at the respective medical center. An IRB must operate in compliance with FDA regulations.

Clinical Trials

Human clinical trials are typically conducted in four sequential phases, which may overlap or be combined:

●	Phase 1. The drug is initially introduced into healthy human subjects or, in certain indications such as cancer, patients with the target disease or condition and tested for safety, dosage tolerance, absorption, metabolism, distribution, excretion and, if possible, to gain an early indication of its effectiveness and to determine optimal dosage.
●	Phase 2. The drug is administered to a limited patient population to identify possible adverse effects and safety risks, to evaluate preliminarily the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage.
●	Phase 3. The drug is administered to an expanded patient population, generally at geographically dispersed clinical trial sites, in well-controlled clinical trials to generate enough data to evaluate statistically the efficacy and safety of the product for approval, to establish the overall risk-benefit profile of the product and to provide adequate information for the labeling of the product.
●	Phase 4. Post-approval studies may be conducted after initial marketing approval. These studies are used to gain additional experience from the treatment of patients in the intended therapeutic indication. In certain instances, the FDA may mandate the performance of Phase 4 clinical trials as a condition of approval of an NDA.

Information about certain clinical trials must be submitted within specific timeframes to the National Institutes of Health for public dissemination on its ClinicalTrials.gov data registry. Information related to the product, patient population, phase of investigation, study sites and investigators and other aspects of the clinical trial is made public as part of the registration of the clinical trial. Sponsors are also obligated to disclose the results of their clinical trials after completion. Disclosure of the results of these trials can be delayed in some cases for up to two years after the date of completion of the trial. Competitors may use this publicly available information to gain knowledge regarding the progress of development programs. Failure to timely register a covered clinical study or to submit study results as provided for in the law can give rise to civil monetary penalties and also prevent the non-compliant party from receiving future grant funds from the federal government. The National Institute of Health’s, or NIH’s, Final Rule on ClinicalTrials.gov registration and reporting requirements became effective in 2017, and both NIH and FDA recently began enforcing those requirements against non-compliant clinical trial sponsors.

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

Review of the NDA by FDA

The data from the clinical trials, together with preclinical data and other supporting information that establishes a drug candidate’s profile, are submitted to the FDA in the form of an NDA or NDA supplement (for approval of a new indication if the product candidate is already approved for another indication). Under federal law, the submission of most NDAs is additionally subject to an application user fee, currently exceeding $3.1 million, and the sponsor of an approved NDA is subject to an annual program fee, currently exceeding $360,000 per product. These fees typically increase annually. Certain exceptions and waivers are available for some of these fees, such as an exception from the application fee for drugs with orphan designation and a waiver for certain small businesses.

Under applicable laws and FDA regulations, FDA performs an administrative review on each submitted NDA within 45 to 60 days following submission. If deemed complete at the end of this preliminary review, the FDA will “file” the NDA, thereby triggering substantive review of the application. The FDA can refuse to file any NDA that it deems incomplete or not properly reviewable. In this event, the NDA must be resubmitted with the additional information requested by the agency. The FDA has established internal substantive review goals of six months from the filing date for priority NDAs (for drugs addressing serious or life threatening conditions for which there is an unmet medical need) and ten months from the filing date for regular NDAs. The FDA, however, is not legally required to complete its review within these periods, and the review process is often significantly extended by FDA requests for additional information or clarification and a sponsor’s process to respond to such inquiries.

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

Orphan Drug Designation and Exclusivity

Under the Orphan Drug Act, the FDA may grant orphan drug designation to drugs intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States, or more than 200,000 individuals in the United States and for which there is no reasonable expectation that the cost of developing and making available in the United States a drug for this type of disease or condition will be recovered from sales in the United States for that drug. Orphan drug designation must be requested before submitting an NDA. After the FDA grants orphan drug designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. The benefits of orphan drug designation include research and development tax credits and exemption from FDA prescription drug user fees. Orphan drug designation does not convey any advantage in or shorten the duration of the regulatory review and approval process. If a product that has orphan drug designation subsequently receives FDA approval for the disease for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications to market the same drug for the same disease, except in very limited circumstances, for seven years. These very limited circumstances are (i) an inability to supply the drug in sufficient quantities or (ii) a situation in which a new formulation of the drug has shown superior safety or efficacy. Competitors may receive approval of different products for the indication for which the orphan product has exclusivity and may obtain approval for the same product but for a different indication. If a designated orphan drug ultimately receives marketing approval for an indication broader than what was described in its orphan drug designation request, it may not be entitled to exclusivity under the Orphan Drug Act. Orphan drug exclusivity, however, also could block the approval of our product for seven years if a competitor obtains earlier approval of the same drug for the same indication.

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

In 2012, Congress enacted FDASIA, which established a new regulatory scheme allowing for expedited review of products designated as “breakthrough therapies.” A product may be designated as a breakthrough therapy if it is intended, either alone or in combination with one or more other products, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The FDA may take certain actions with respect to breakthrough therapies, including holding meetings with the sponsor throughout the development process; providing timely advice to the product sponsor regarding development and approval; involving more senior staff in the review process; assigning a cross-disciplinary project lead for the review team; and taking other steps to design the clinical trials in an efficient manner. Product candidates designated as breakthrough therapies are also eligible for accelerated approval.

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

Even if a product qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened. Furthermore, fast track designation, breakthrough therapy designation and priority review do not change the standards for approval and may not ultimately expedite the development or approval process.

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

An approval letter authorizes commercial marketing of the drug with the accompanying approved prescribing information for specific indications. If the FDA approves a product, it may limit the approved indications for use for the product; require that contraindications, warnings or precautions be included in the product labeling; require that post-approval studies, including Phase 4 clinical trials, be conducted to further assess the drug’s safety after approval; require testing and surveillance programs to monitor the product after commercialization; or impose other conditions, including distribution restrictions or other risk management mechanisms. In addition, as a condition of approval, the FDA may require an applicant to develop a REMS. REMS use risk minimization strategies beyond the professional labeling to ensure that the benefits of the product outweigh the potential risks. To determine whether a REMS is needed, the FDA will consider the size of the population likely to use the product, seriousness of the disease, expected benefit of the product, expected duration of treatment, seriousness of known or potential adverse events and whether the product is a new molecular entity. REMS can include medication guides, physician communication plans for healthcare professionals and elements to assure safe use, or ETASU. ETASU may include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring and use of patient registries. The FDA determines the requirement for a REMS, as well as the specific REMS provisions, on a case-by-case basis. If the FDA concludes a REMS is needed, the sponsor of the NDA must submit a proposed REMS. The FDA will not approve the NDA without an approved REMS, if required. The FDA may require a REMS before approval or post-approval if it becomes aware of a serious risk associated with use of the product. The requirement for a REMS can materially affect the potential market and profitability of a product. Once granted, product approvals may be withdrawn if compliance with regulatory requirements and commitments is not maintained or problems are identified following initial marketing.

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

In addition, drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and state agencies, and are subject to periodic prescheduled or unannounced inspections by the FDA and these state agencies for compliance with cGMP requirements. Changes to the manufacturing process are strictly regulated and often require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting and documentation requirements upon the sponsor and any third-party manufacturers that the sponsor may decide to use. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain cGMP compliance.

Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of distribution or other restrictions under a REMS program. Other potential consequences include, among other things:

●	restrictions on the marketing or manufacturing of the product, suspension of the approval, or complete withdrawal of the product from the market or product recalls;
●	fines, warning letters, other enforcement-related letters, or holds on post-approval clinical trials;
●	refusal of the FDA to approve pending NDAs or supplements to approved NDAs, or suspension or revocation of product approvals;
●	product seizure or detention, or refusal to permit the import or export of products;
●	injunctions or the imposition of civil or criminal penalties; or
●	consent decrees, corporate integrity agreements, debarment, or exclusion from federal health care programs.

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

The Hatch-Waxman Act and Marketing Exclusivity

In 1984, with passage of the Hatch-Waxman Amendments to the FDCA, Congress authorized the FDA to approve generic drugs that are the same as drugs previously approved by the FDA under the NDA provisions of the statute and also enacted Section 505(b)(2) of the FDCA. To obtain approval of a generic drug, an applicant must submit an abbreviated new drug application, or ANDA, to the agency. In support of such applications, a generic manufacturer may rely on the preclinical and clinical testing conducted for a drug product previously approved under an NDA, known as the reference listed drug, or RLD. Specifically, in order for an ANDA to be approved, the FDA must find that the generic version is identical to the RLD with respect to the active ingredients, the route of administration, the dosage form, and the strength of the drug. At the same time, the FDA must also determine that the generic drug is “bioequivalent” to the innovator drug.

Upon approval of an ANDA, the FDA indicates whether the generic product is “therapeutically equivalent” to the RLD in its publication “Approved Drug Products with Therapeutic Equivalence Evaluations,” also referred to as the “Orange Book.” Physicians and pharmacists consider a therapeutic equivalent generic drug to be fully substitutable for the RLD. In addition, by operation of certain state laws and numerous health insurance programs, the FDA’s designation of therapeutic equivalence often results in substitution of the generic drug without the knowledge or consent of either the prescribing physician or patient.

In contrast, Section 505(b)(2) permits the filing of an NDA where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference. A Section 505(b)(2) applicant may eliminate the need to conduct certain preclinical or clinical studies, if it can establish that reliance on studies conducted for a previously-approved product is scientifically appropriate. Unlike the ANDA pathway used by developers of bioequivalent versions of innovator drugs, which does not allow applicants to submit new clinical data other than bioavailability or bioequivalence data, the 505(b)(2) regulatory pathway does not preclude the possibility that a follow-on applicant would need to conduct additional clinical trials or nonclinical studies; for example, they may be seeking approval to market a previously approved drug for new indications or for a new patient population that would require new clinical data to demonstrate safety or effectiveness. The FDA may then approve the new product for all or some of the label indications for which the RLD has been approved, or for any new indication sought by the Section 505(b)(2) applicant, as applicable.

In addition, under the Hatch-Waxman amendments, the FDA may not approve an ANDA or 505(b)(2) NDA until any applicable period of non-patent exclusivity for the RLD has expired. These market exclusivity provisions under the FDCA also can delay the submission or the approval of certain applications. The FDCA provides a period of five years of non-patent data exclusivity for a new drug containing a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. In cases where such exclusivity has been granted, an ANDA or 505(b)(2) NDA may not be filed with the FDA until the expiration of five years unless the submission is accompanied by a Paragraph IV certification, in which case the applicant may submit its application four years following the original product approval.

The FDCA also provides three years of data exclusivity for a NDA, 505(b)(2) NDA or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example, new indications, dosages or strengths of an existing drug. This three-year exclusivity covers only the conditions of use associated with the new clinical investigations and does not prohibit the FDA from approving follow-on applications for drugs containing the original active agent. If there is no listed patent in the Orange Book, there may not be a Paragraph IV certification, and, thus, no ANDA or 505(b)(2) NDA may be filed before the expiration of the exclusivity period. Five-year and three-year exclusivity also will not delay the submission or approval of a traditional NDA filed under Section 505(b)(1) of the FDCA. However, an applicant submitting a traditional NDA would be required to either conduct or obtain a right of reference to all of the preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.

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

In Europe, for example, the process governing approval of medicinal products in the European Union follows essentially the same lines as in the United States and, likewise, generally involves satisfactorily completing preclinical laboratory tests in accordance with GLP, submission of a clinical trial application, or CTA, to relevant regulatory authorities, performance of adequate and well-controlled clinical trials in accordance with GCP, and submission of a marketing authorization application, or MAA, to the competent authorities.

Under the new Clinical Trials Regulation, which became effective in January 2022, a sponsor submits a CTA through a centralized application procedure where one EU member state’s competent authority takes the lead in reviewing part I of the application, which contains scientific and medicinal product documentation, and the other national authorities only have limited involvement. Part II of the application, which contains the national and patient-level documentation, is assessed individually by each EU member state. Any substantial changes to the trial protocol or other information submitted with the CTA must be notified to or approved by the relevant competent authorities and ethics committees. In all cases, the clinical trials are conducted in accordance with GCP and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki. Medicines used in clinical trials must be manufactured in accordance with good manufacturing practices. Other national and EU-wide regulatory requirements may also apply.

To obtain a marketing license for a new drug, or medicinal product in the European Union, the sponsor must obtain approval of a MAA. The way in which a medicinal product can be approved in the European Union depends on the nature of the medicinal product.

The centralized procedure results in a single MA granted by the European Commission that is valid across the European Union, as well as in Iceland, Liechtenstein, and Norway. The centralized procedure is compulsory for human drugs that are: (i) derived from biotechnology processes, such as genetic engineering, (ii) contain a new active substance indicated for the treatment of certain diseases, such as HIV/AIDS, cancer, diabetes, neurodegenerative diseases, autoimmune and other immune dysfunctions and viral diseases, (iii) officially designated “orphan drugs” (drugs used for rare human diseases) and (iv) advanced-therapy medicines, such as gene-therapy, somatic cell-therapy or tissue-engineered medicines. The centralized procedure may at the request of the applicant also be used for human drugs which do not fall within the above mentioned categories if the human drug (a) contains a new active substance which was not authorized in the European Community; or (b) the applicant shows that the medicinal product constitutes a significant therapeutic, scientific or technical innovation or that the granting of authorization in the centralized procedure is in the interests of patients or animal health at the European Community level.

Under the centralized procedure in the European Union, the maximum timeframe for the evaluation of a MAA by the European Medicines Agency, or EMA, is 210 days (excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the Committee for Medicinal Products for Human Use, or CHMP), with adoption of the actual MA by the European Commission thereafter. Accelerated evaluation might be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of a major public health interest from the point of view of therapeutic innovation, defined by three cumulative criteria: the seriousness of the disease to be treated; the absence of an appropriate alternative therapeutic approach, and anticipation of exceptional high therapeutic benefit. In this circumstance, EMA ensures that the evaluation for the opinion of the CHMP is completed within 150 days and the opinion issued thereafter.

The mutual recognition procedure, or MRP, for the approval of human drugs is an alternative approach to facilitate individual national MAs within the European Union. Basically, the MRP may be applied for all human drugs for which the centralized procedure is not obligatory. The MRP is applicable to the majority of conventional medicinal products, and is based on the principle of recognition of an already existing national MA by one or more member states. In the MRP, a MA for a drug already exists in one or more member states of the European Union and subsequently MAAs are made in other European Union member states by referring to the initial MA. The member state in which the MA was first granted will then act as the reference member state. The member states where the MA is subsequently applied for act as concerned member states. After a product assessment is completed by the reference member state, copies of the report are sent to all member states, together with the approved summary of product characteristics, labeling and package leaflet. The concerned member states then have 90 days to recognize the decision of the reference member state and the summary of product characteristics, labeling and package leaflet. National MAs within individual member states shall be granted within 30 days after acknowledgement of the agreement

Should any member state refuse to recognize the MA by the reference member state, on the grounds of potential serious risk to public health, the issue will be referred to a coordination group. Within a timeframe of 60 days, member states shall, within the coordination group, make all efforts to reach a consensus. If this fails, the procedure is submitted to an EMA scientific committee for arbitration. The opinion of this EMA committee is then forwarded to the Commission, for the start of the decision-making process. As in the centralized procedure, this process entails consulting various European Commission Directorates General and the Standing Committee on Human Medicinal Products or Veterinary Medicinal Products, as appropriate.

United Kingdom Regulation

From January 1, 2021, European Union law no longer directly applies in the United Kingdom. The United Kingdom has adopted existing European Union medicines regulation as standalone United Kingdom legislation with some amendments to reflect procedural and other requirements with respect to marketing authorizations and other regulatory provisions.

In order to market medicines in the United Kingdom, manufacturers must hold a United Kingdom authorization. On January 1, 2021, all European Union marketing authorizations were converted to United Kingdom marketing authorizations subject to a manufacturer opt-out. For a transitional period, Great Britain will adopt decisions taken by the European Commission on the approval of new marketing authorizations in the community marketing authorization procedure. Such applications must include all information provided to the EMA during the relevant licensing procedure including the final CHMP opinion. The Medicines and Healthcare products Regulatory Agencies, or MHRA’s, guidance states that the United Kingdom will have the power to take into account marketing authorizations made under the European Union decentralized and mutual recognition procedures. In addition, the MHRA guidance has been updated to refer to new national licensing procedures including new routes of evaluation for novel and biotechnological products.

United Kingdom medicines legislation is subject to future regulatory change under the Medicines and Medical Devices Act 2021. This act sets out a new framework for the adoption of medicines regulation.

Different rules will apply in Northern Ireland following implementation of the Northern Ireland Protocol. In Northern Ireland, European Union central marketing applications will continue to apply.

The Trade and Cooperation Agreement contains an Annex in relation to medicinal products with the objective of facilitating availability of medicines, promotion of public health and consumer protection in respect of medicinal products between the United Kingdom and the European Union. The Annex provides for mutual recognition of cGMP inspections and certificates, meaning that manufacturing facilities do not need to undergo duplicate inspections for the two markets. The Annex establishes a Working Group on Medicinal Products to deal with matters under the Trade and Cooperation Agreement, facilitate co-operation and for the carrying out of technical discussions. It is expected that further bilateral discussions will continue with respect to regulatory areas not the subject of the Trade and Cooperation Agreement, including pharmacovigilance. The Trade and Cooperation Agreement also does not include reciprocal arrangements for the recognition of batch testing certification. However, the United Kingdom has listed approved countries, including the European Economic Area countries, which will enable United Kingdom importers and wholesales to recognize certain certification and regulatory standards. The European Commission has not adopted such recognition procedures.

It is expected that the establishment of a separate United Kingdom authorization system, albeit with transitional recognition procedures in the United Kingdom, will lead to additional regulatory costs. In addition, additional regulatory costs may be incurred with respect to the lack of mutual recognition of batch testing and related regulatory measures.

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

If our product candidates are approved in the United States, we will have to comply with various U.S. federal and state laws, rules and regulations pertaining to healthcare fraud and abuse, including anti-kickback laws and physician self-referral laws, rules and regulations. Violations of the fraud and abuse laws are punishable by criminal and civil sanctions, including, in some instances, exclusion from participation in federal and state healthcare programs, including Medicare and Medicaid. These laws include the following:

●	The federal Anti-Kickback Statute (Section 1128B(b) of the Social Security Act) prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made, in whole or in part, under a federal healthcare program such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the AKS or specific intent to violate it to have committed a violation. In addition, the government may assert that a claim including items or services resulting from a violation of the AKS constitutes a false or fraudulent claim for purposes of the FCA or federal civil money penalties statute;
●	The federal physician self-referral prohibition (Ethics in Patient Referral Act of 1989, as amended, commonly referred to as the Stark Law, Section 1877 of the Social Security Act), prohibits referrals by physicians of Medicare or Medicaid patients to providers of a broad range of designated healthcare services in which the physicians (or their immediate family members) have ownership interests or with which they have certain other financial arrangements;
●	The federal anti-inducement law (Section 1128A(a)(5) of the Social Security Act), which prohibits providers from offering anything of value to a Medicare or Medicaid beneficiary to induce that beneficiary to use items or services covered by either program;
●	The federal civil and criminal false claims laws and civil monetary penalty laws, including the federal False Claims Act, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, false or fraudulent claims for payment to, or approval by Medicare, Medicaid, or other federal healthcare programs, knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim or an obligation to pay or transmit money to the federal government, or knowingly concealing or knowingly and improperly avoiding or decreasing or concealing an obligation to pay money to the federal government. Manufacturers can be held liable under the FCA even when they do not submit claims directly to government payers if they are deemed to “cause” the submission of false or fraudulent claims. The FCA also permits a private individual acting as a “whistleblower” to bring actions on behalf of the federal government alleging violations of the FCA and to share in any monetary recovery;
●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, and their respective implementing regulations, including the Final Omnibus Rule published in January 2013, which impose obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;
●	the federal false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services;
●	The Civil Monetary Penalties Law (Section 1128A of the Social Security Act), which authorizes the United States Department of Health and Human Services to impose civil penalties administratively for various fraudulent or abusive acts;
●	The Physician Payment Sunshine Act (Section 1128G of the Social Security Act), which requires manufacturers of drugs, medical devices, biologicals and medical supplies covered by Medicare or Medicaid to report, on an annual basis, to the Department of Health and Human Services information related to payments and other transfers of value to physicians and teaching hospitals or to entities or individuals at the request of, or designated on behalf of, the physicians and teaching hospitals as well as certain ownership and investment interests held by physicians and their immediate family members. Beginning in 2022, applicable manufacturers also will be required to report information regarding payments and transfers of value provided to physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, anesthesiologist assistants, and certified nurse-midwives; and
●	Analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to healthcare items or services that are reimbursed by non-governmental third-party payors, including private insurers.

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

Healthcare Reform

The FDA’s and other regulatory authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. For example, in December 2016, the 21st Century Cures Act, or Cures Act, was signed into law. The Cures Act, among other things, is intended to modernize the regulation of drugs and devices and to spur innovation, but its ultimate implementation is uncertain. In addition, in August 2017, the FDA Reauthorization Act was signed into law, which reauthorized the FDA’s user fee programs and included additional drug and device provisions that build on the Cures Act. Furthermore, the next FDA reauthorization package is currently being negotiated and is due to be finalized by Congress in 2022, while several other FDA-related changes are also being proposed in Congress, including within a “Cures 2.0” bill that is likely to have bipartisan support. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we otherwise may have obtained and we may not achieve or sustain profitability, which would adversely affect our business, prospects, financial condition and results of operations.

As previously mentioned, the primary trend in the U.S. health care industry and elsewhere is cost containment. Government authorities and other third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medical products and services, implementing reductions in Medicare and other health care funding and applying new payment methodologies. For example, in March 2010, the Affordable Care Act was enacted, which, among other things, increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program; introduced a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected; extended the Medicaid Drug Rebate Program to utilization of prescriptions of individuals enrolled in Medicaid managed care plans; imposed mandatory discounts for certain Medicare Part D beneficiaries as a condition for manufacturers’ outpatient drugs coverage under Medicare Part D; and established a Center for Medicare Innovation at the US Centers for Medicare and Medicaid Services, or CMS, to test innovative payment and service delivery models to lower Medicare and Medicaid spending.

Members of the U.S. Congress have expressed intent to pass legislation or adopt executive orders to fundamentally change or repeal parts of the ACA, and since its enactment, there have been judicial and Congressional challenges to the law, and as a result certain sections have not been fully implemented or effectively repealed. However, following several years of litigation in the federal courts, in June 2021, the U.S. Supreme Court upheld the ACA when it dismissed a legal challenge to the ACA’s constitutionality. Further legislative and regulatory changes under the ACA remain possible, although the new federal administration under President Biden has signaled that it plans to build on the ACA and expand the number of people who are eligible for health insurance subsidies under it. It is unknown what form any such changes or any law would take, and how or whether it may affect the biopharmaceutical industry as a whole or our business in the future. We expect that changes or additions to the ACA, the Medicare and Medicaid programs, such as changes allowing the federal government to directly negotiate drug prices, and changes stemming from other healthcare reform measures, especially with regard to healthcare access, financing or other legislation in individual states, could have a material adverse effect on the health care industry in the United States.

The Biden Administration has indicated that lowering prescription drug prices is a priority. For example, in July 2021, President Biden issued a sweeping executive order on promoting competition in the American economy that includes several mandates pertaining to the pharmaceutical and health care insurance industries. Among other things, the executive order directs the FDA to work towards implementing a system for importing drugs from Canada (following on a Trump administration notice-and-comment rulemaking on Canadian drug importation that was finalized in October 2020). The Biden order also called on HHS to release a comprehensive plan to combat high prescription drug prices, and it includes several directives regarding the Federal Trade Commission’s oversight of potentially anticompetitive practices within the pharmaceutical industry. The drug pricing plan released by HHS in September 2021 in response to the executive order makes clear that the Biden Administration supports aggressive action to address rising drug prices, including allowing HHS to negotiate the cost of Medicare Part B and D drugs, but such significant changes will require either new legislation to be passed by Congress or time-consuming administrative actions.

In addition, other legislative changes have been proposed and adopted in the United States since the Affordable Care Act that affect health care expenditures. These changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013 and will remain in effect through 2030 unless additional Congressional action is taken. The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) which was signed into law on March 27, 2020, designed to provide financial support and resources to individuals and businesses affected by the COVID-19 pandemic, suspended the 2% Medicare sequester from May 1, 2020 through December 31, 2020, and extended the sequester by one year, through 2030, in order to offset the added expense of the 2020 cancellation. Congress subsequently extended the sequester suspension period to June 30, 2022, with a 1% sequester in effect from April 1, 2022 to June 30, 2022.

Moreover, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. Notably, on December 20, 2019, President Trump signed the Further Consolidated Appropriations Act for 2020 into law (P.L. 116-94) that includes a piece of bipartisan legislation called the Creating and Restoring Equal Access to Equivalent Samples Act of 2019 (the “CREATES Act”). The CREATES Act aims to address the concern articulated by both the FDA and others in the industry that some brand manufacturers have improperly restricted the distribution of their products, including by invoking the existence of a REMS for certain products, to deny generic and biosimilar product developers access to samples of brand products. Because generic and biosimilar product developers need samples to conduct certain comparative testing required by the FDA, some have attributed the inability to timely obtain samples as a cause of delay in the entry of generic and biosimilar products. To remedy this concern, the CREATES Act establishes a private cause of action that permits a generic or biosimilar product developer to sue the brand manufacturer to compel it to furnish the necessary samples on “commercially reasonable, market-based terms.” Whether and how generic and biosimilar product developments will use this new pathway, as well as the likely outcome of any legal challenges to provisions of the CREATES Act, remain highly uncertain and its potential effects on our future commercial products are unknown.

In addition, on May 30, 2018, the Right to Try Act, was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new product candidates that have completed a Phase 1 clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a pharmaceutical manufacturer to make its product candidates available to eligible patients as a result of the Right to Try Act. However, in 2020 the FDA published a notice of proposed rulemaking that would require manufacturers who do so to make annual reports of those programs to FDA, and the agency plans to publish the final rule in March 2022.

At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In December 2020, the U.S. Supreme Court held unanimously that federal law does not preempt the states’ ability to regulate pharmaceutical benefit managers (“PBMs”) and other members of the healthcare and pharmaceutical supply chain, an important decision that may lead to further and more aggressive efforts by states in this area. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing.

We expect that these and other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved drug, which could have an adverse effect on customers for our product candidates. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors.

There have been, and likely will continue to be, legislative and regulatory proposals at the foreign, federal and state levels directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our products. Such reforms could have an adverse effect on anticipated revenue from product candidates that we may successfully develop and for which we may obtain regulatory approval and may affect our overall financial condition and ability to develop product candidates.

Scientific Advisory Board

The Company has established a Scientific Advisory Board (“SAB”) comprised of experts in the fields of AD and other neurological diseases.

Scientific Advisory Board Chairperson & Members

Dr. George Perry, Ph.D. (Chairperson) served as a director of Neurotrope and Synaptogenix from December 2018 until September 2021. Dr. Perry served as dean of the College of Sciences and professor of Biology and Chemistry at The University of Texas at San Antonio. He additionally holds the position of Semmes Foundation Distinguished University Chair in Neurobiology. Dr. Perry has served as acting Chief Scientific Officer for Neurotez, Inc., a private company focused on Alzheimer’s disease since 2010 and as a director of Neurotez, Inc. since 2008. Dr. Perry is recognized in the field of Alzheimer’s research, where he has studied amyloidosis, oxidative stress, cytoskeleton, metal homeostasis, cell cycle reentry, and mitochondria. He currently serves as the editor for numerous journals and as founding editor-in-chief for the Journal of Alzheimer’s Disease, an international multidisciplinary journal that specializes in Alzheimer’s disease. He is a fellow of the American Association for the Advancement of Science, Texas Academy of Science, the Microscopy Society of America, past president of the American Association of Neuropathologists and the Southwestern and Rocky Mountain Division of the American Association for the Advancement of Science, a member of the Dana Alliance for Brain Initiatives, and a Fulbright Senior Specialist. Dr. Perry holds a B.A. in Zoology from the University of California, Santa Barbara and a Ph.D. in Marine Biology from Scripps Institution of Oceanography, University of California at San Diego. He completed his postdoctoral fellowship in the Department of Cell Biology at Baylor College of Medicine.

Dr. Paul Coleman, PhD, has spent several decades as a Full Professor at the University of Rochester School of Medicine during which time he was Director of the University of Rochester Medical Center Alzheimer’s Disease Center and Director of an NIH Training Program in Neurobiology of Aging. In 2015, he moved his laboratory to the Neurodegenerative Disease Research Center at the Bio-design Institute, Arizona State University.  Dr. Coleman’s work has focused on differentiating changes in the brain in Alzheimer's disease from changes related to normal, non-demented ageing.  Most recently, Dr. Coleman’s work has expanded into the realm of epigenetics.  Dr. Coleman has received a number of awards for his work, including a Leadership and Excellence in Alzheimer’s Disease Award from the NIH (one of 12 ever awarded) and a Pioneer Award from the National Alzheimer’s Association.

Dr. Marwan Sabbagh, MD, a leader in the field of Alzheimer’s disease and related disorders, serving as the director of translational research at Cleveland Clinic Lou Ruvo Center for Brain Health. Previously Dr. Sabbagh was the Director of the Alzheimer’s and Memory Disorders Division at the Barrow Neurological Institute in Phoenix, Arizona, where he was also a professor of neurology. Dr. Sabbagh has published over 320 scientific and medical research articles on Alzheimer’s disease and remains a prominent investigator and key opinion leader in nationally recognized Alzheimer’s prevention and treatment trials.

Professor Robert Howard, Professor and Director of the University College London Institute of Mental Health, and Chairman, Division of Psychiatry.  He and his colleagues investigate ways in which psychoses in older people can be treated most effectively and safely through optimizing the use of existing antipsychotics and of novel and repurposed agents.  Their trials have shown the cognitive, functional and independent living benefits of continuing dementia drugs until the late stages of Alzheimer’s disease.

Dr. Zaven Katchaturian, past editor-in-chief of Alzheimer’s & Dementia, the journal of the Alzheimer’s Association. He served as an associate director for the Neuroscience & Neuropsychology of Aging Program at the National Institution on Aging, NIH. He also served as the director of the Office at Alzheimer’s Disease Research, and was responsible for coordinating all Alzheimer’s disease related activities NIH-wide.

Competition

We compete with many companies, research institutes, hospitals, governments and universities that are working to develop products and processes to treat AD. Many of these entities have substantially greater financial, technical, manufacturing, marketing, distribution and other resources than we do. However, there has been a dearth of new product introductions in the last 20 years for the treatment of AD symptoms in patients who begin exhibiting the memory and cognitive disorders associated with the disease. All of the products introduced to date for the treatment of AD have yielded negative or marginal results with little effect on the progression of AD and no improvement in the memory or cognitive performance of the patients receiving these therapies. We believe we are the only company currently pursuing PKC ε activation (with consequent prevention of neuronal death and induction synaptic network growth) as a mechanism to treat AD and neurodegenerative disease. Although we believe that we have no direct competitors working in this same field at the present time, we cannot provide assurance that our competitors will not discover compounds or processes that may be competitive with our products and introduce such products or processes before us.

Employees and Human Capital Resources

As of the date of this Annual Report, we have four full-time personnel, including two of our three executive officers and two employees who are primarily engaged in research and development activities. We also have one full-time and two part-time consultants. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We believe that relations with our employees and consultants are good.

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

Facilities

Our corporate headquarters and facilities are located in New York, New York. We currently lease a total of approximately 300 square feet of building space in New York dedicated to company administration. The lease on our existing New York expires on June 30, 2022. We also lease 1,100 square feet of laboratory space for limited research and development use in North Bethesda, Maryland. The lease on our laboratory space has a term expires on November 30, 2023 and has a fixed rent of $4,200 per month.

Legal Proceedings

There are no legal proceedings against the Company and the Company is unaware of any such proceedings contemplated against it.

Corporate Information

We were incorporated in the State of Delaware on October 31, 2012 as “Neurotrope Bioscience, Inc.,” and on August 23, 2013 we were acquired by Neurotrope, Inc. (“Neurotrope”) as a wholly owned subsidiary. On December 7, 2020, Neurotrope completed the complete legal and structural separation of Synaptogenix, Inc. from Neurotrope (the “Spin-Off”). For more information about the Spin-Off, see Item 7 – “Management’s Discussion and Analysis of Financial Condition and Result of Operation – Overview – Spin Off from Neurotrope, Inc.”

Our principal executive offices are located at 1185 Avenue of the Americas, 3rd Floor, New York, New York, and our telephone number is (973) 242-0005. Our website is located at www.synaptogen.com. Our Annual Report, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) will be made available free of charge on our website as soon as reasonably practicable after we electronically file these materials with, or furnish it to, the SEC on their website located at www.sec.gov. The contents of our website are not incorporated into this Annual Report, and our reference to the URL for our website is intended to be an inactive textual reference only. The information contained on, or that can be accessed through, our website is not a part of this Annual Report.

Item 1A.Risk Factors.

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

●	If we continue to execute our current development strategy, we will need additional financing to fund our operations in the future. If we are unable to obtain additional financing on acceptable terms, we will need to curtail or cease our development plans and operations.
●	Our ongoing viability as a company depends on our ability to successfully develop and commercialize our licensed technology. If the CRE License were terminated, we may be required to cease operations.
●	We rely on independent third-party contract research organizations to perform clinical and non-clinical studies of our drug candidate and to perform other research and development services.
●	We have relied on the representations and materials provided by CRE, including scientific, peer-reviewed and non-peer reviewed publications, abstracts, slides, internal documents, verbal communications, patents and related patent filings, with respect to the results of its research related to our proposed products.
●	We have a limited operating history upon which investors can evaluate our future prospects.
●	The commencement and completion of clinical trials can be delayed or prevented for a number of reasons, including, but not limited to, reasons related to the business, the economy and industry and government regulations.
●	We have not generated any revenues since our inception and we do not expect to generate revenue for the foreseeable future. If we do not generate revenues and achieve and sustain profitability, we will likely need to curtail or cease our development plans and operations.
●	Our commercial success will depend, in part, on our ability, and the ability of our licensors, to obtain and maintain patent protection. Our licensors’ failure to obtain and maintain patent protection for our products may have a material adverse effect on our business.
●	Our licensed patented technologies may infringe on other patents, which may expose us to costly litigation.
●	We are dependent on Dr. Alan Tuchman, M.D., our Chief Executive Officer, for the successful execution of our business plan. The loss of Dr. Tuchman or other key members of our management team could have a material adverse effect on our business prospects.
●	We may not be able to protect our trade secrets and other unpatented proprietary technologies, which could give our competitors an advantage over us.
●	If we are unable to hire additional qualified personnel, our business prospects may suffer.

●	We are partly dependent upon the NCI to supply bryostatin for our clinical trials.
●	We expect to rely on third parties to manufacture our proposed products and, as a result, we may not be able to control our product development or commercialization.
●	We may rely on third parties for marketing and sales and our revenue prospects may depend on their efforts.
●	If our products are not accepted by patients, the medical community or health insurance companies, our business prospects will suffer.
●	The branded prescription segment of the pharmaceutical industry in which we operate is competitive, and we are particularly subject to the risks of such competition.
●	Our business will expose us to potential product liability risks, which could result in significant product liability exposure.
●	A successful liability claim, such as a clinical trial liability claim, against us could have a material adverse effect on our financial condition even with such insurance coverage.
●	Disruptions in federal government operations or extended government shutdowns may negatively impact our business.
●	Our business and operations would suffer in the event of computer system failures.
●	COVID-19 or another pandemic, epidemic or outbreak of an infectious disease may materially and adversely affect our business and our financial results.
●	We or Neurotrope may fail to perform under the transaction agreements that were executed as part of the Spin-Off.
●	Failure to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could materially and adversely affect us.
●	In connection with our separation from Neurotrope, we have agreed to indemnify Neurotrope for certain liabilities which could negatively impact our financial positions.
●	Increasing scrutiny and evolving expectations from customers, regulators, investors, and other stakeholders with respect to our environmental, social and governance (ESG) practices may impose additional costs on us or expose us to new or additional risks.
●	We are subject to risks related to corporate and social responsibility and reputation.
●	Our Common Stock has only recently become traded on the Nasdaq Capital Market, and the market price of our common stock has been volatile.
●	If our shares of Common Stock become subject to the penny stock rules, it would become more difficult to trade our shares.
●	A significant number of our shares of Common Stock are or will be eligible for future sale, which may cause the market price for our Common Stock to decline.
●	We do not expect to pay any cash dividends for the foreseeable future.
●	Provisions in our certificate of incorporation, our bylaws or Delaware law might discourage, delay or prevent a change in control of our company or changes in our management and, therefore, depress the trading price of our Common Stock.

●	We have identified material weaknesses in our internal control over financial reporting, which could negatively impact on our ability to report our results of operations and financial condition accurately and in a timely manner.
●	You may experience dilution of your ownership interests because of the future issuance of additional shares of our Common Stock. Further, we may obtain additional capital through the issuance of preferred stock, which may limit your rights as a holder of our Common Stock.
●	We are an “emerging growth company,” and the reduced disclosure requirements applicable to emerging growth companies may make our common stock less attractive to investors.

Risks Related to Our Business and Financial Condition

If we continue to execute our current development strategy, we will need additional financing to fund our operations in the future. If we are unable to obtain additional financing on acceptable terms, we will need to curtail or cease our development plans and operations.

As of March 15, 2022, we had approximately $32.3 million of available cash and cash equivalents.  Our cash position is expected to be sufficient for at least the next 12 months, including the remaining costs of our current Phase 2 clinical trial and other current development projects, from the date hereof as we continue to determine how to proceed with the current development programs. While we anticipate our current cash resources on hand will be sufficient to sustain operations and to fund our current, follow-on clinical trial, we do not have sufficient capital to complete such planned follow-on or all necessary clinical trials in order to have a product approvable for commercial sale. As a result, we will need to raise additional capital and/or obtain a strategic partner to facilitate our development program and bringing a product to market.

Our operating plans and capital requirements are subject to change based on how we determine to proceed with respect to our current development programs for Bryostatin-1. We are currently reviewing our operating plans, and we will require additional capital in the future. Additional funds may be raised through the issuance of equity securities and/or debt financing, there being no assurance that any type of financing on terms acceptable to us will be available or otherwise occur. Debt financing must be repaid regardless of whether we generate revenues or cash flows from operations and may be secured by substantially all of our assets. Any equity financing or debt financing that requires the issuance of warrants or other equity securities to the lender would cause the percentage ownership by our current stockholders to be diluted, which dilution may be substantial. Also, any additional equity securities issued may have rights, preferences or privileges senior to those of existing stockholders. If such financing is not available when required or is not available on acceptable terms, we may be required to reduce or eliminate certain product candidates and development activities, including those related to bryostatin, the “bryologs” or PUFAs, and it may ultimately require us to suspend or cease operations, which could cause investors to lose the entire amount of their investment.

Our ongoing viability as a company depends on our ability to successfully develop and commercialize our licensed technology.

We are principally focused on developing a drug, Bryostatin-1, for the treatment of AD and other diseases, which is still in the clinical testing stage and has not yet been fully developed. Our potential success is highly uncertain since Bryostatin-1 did not achieve statistical significance on the primary endpoint, in its Phase 2 of development. Our other product candidates (use of Bryostatin-1 to treat Niemann Pick Type-C and Fragile X Syndrome) are earlier in their development cycles. Bryostatin-1 is also subject to regulatory approval. Our potential success depends upon our ability to raise more capital, complete development of and successfully commercialize Bryostatin-1 in a timely manner for the treatment of AD or other diseases. We must develop Bryostatin-1, successfully test it for safety and efficacy in the targeted patient population, and manufacture the finished dosage form on a commercial scale to meet regulatory standards and receive regulatory approvals. The development and commercialization process is both time-consuming and costly, and involves a high degree of business risk. Bryostatin-1 is still at an early stage in its product development cycle, and any follow-on product candidates are still at the concept stage. The results of pre-clinical and clinical testing of our product candidates are uncertain and we cannot assure anybody that we will be able to obtain regulatory approvals of our product candidates. If obtained, regulatory approval may take longer or be more expensive than anticipated. Furthermore, even if regulatory approvals are obtained, our products may not perform as we expect and we may not be able to successfully and profitably produce and market any products. Delays in any part of the process or our inability to obtain regulatory approval of our products could adversely affect our future operating results by restricting (or even prohibiting) the introduction and sale of our products.

If the CRE License were terminated, we may be required to cease operations.

Our rights to develop, commercialize and sell certain of our proposed products, including Bryostatin-1, is, in part, dependent upon the Amended and Restated Technology License and Services Agreement by and between us, CRE and NRV II, LLC, dated February 4, 2015 (“CRE License”). CRE has the right to terminate this agreement after 30 days prior notice in certain circumstances, including if we were to materially breach any provisions of the agreement after a 60-day cure period for breaches that are capable of being cured, in the event of certain bankruptcy or insolvency proceedings. Additionally, the CRE License provides that the license may not be assigned, including by means of a change of control of the Company, or sublicensed without the consent of CRE. If the CRE License were terminated, we would lose rights to a substantial portion of the intellectual property currently being developed by us and no longer have the rights to develop, commercialize and sell some of our proposed products. As a result, we may be required to cease operations under such circumstance.

We rely on independent third-party contract research organizations to perform clinical and non-clinical studies of our drug candidate and to perform other research and development services.

The CRE License requires us to use CRE to provide research and development services and other scientific assistance and support services, including clinical trials, under certain conditions. The CRE License limits our ability to make certain decisions, including those relating to our drug candidate, without CRE’s consent. Under certain conditions, we may, however, also rely on independent third-party contract research organizations (“CROs”), to perform clinical and non-clinical studies of our drug candidate. We have previously entered into services agreements with WCT relating to our clinical trials of Bryostatin-1. Many important aspects of the services that may be performed for us by CROs are out of our direct control. If there were to be any dispute or disruption in our relationship with such CROs, including WCT, the development of our drug candidate may be delayed. Moreover, in our regulatory submissions, we would expect to rely on the quality and validity of the clinical work performed by our CROs. If any of our CROs’ processes, methodologies or results were determined to be invalid or inadequate, our own clinical data and results and related regulatory approvals could be materially adversely impacted.

We have relied on the representations and materials provided by CRE, including scientific, peer-reviewed and non-peer reviewed publications, abstracts, slides, internal documents, verbal communications, patents and related patent filings, with respect to the results of its research related to our proposed products.

CRE began the development of the intellectual property that forms the basis for our proposed products in 1999. We have relied on the quality and validity of the research results obtained by CRE with respect to this intellectual property, and we have conducted limited verification of the raw preclinical and clinical data produced by CRE. No independent third-party has verified any such data. If any of CRE’s basic processes, methodologies or results were determined to be invalid or inadequate, our own clinical data and results and related regulatory approvals, could be materially adversely impacted.

We have a limited operating history upon which investors can evaluate our future prospects.

Our drug product candidate, Bryostatin-1, is in an early development stage and we are subject to all of the risks inherent in the establishment of a new business enterprise. While development of our product candidates was started in 1999 by CRE, we were incorporated on October 31, 2012 and on that same date entered into the Technology License and Services Agreement with CRE and NRV II, LLC for the continuing development and commercialization of our product candidates. Our proposed products are currently in the research and development stage and we have not generated any revenues, nor do we expect our products to generate revenues for the near term, if ever. As a result, any investment in our securities must be evaluated in light of the potential problems, delays, uncertainties and complications encountered in connection with a newly established pharmaceutical development business. The risks include, but are not limited to, the possibilities that any or all of our potential products will be found to be unsafe, ineffective or, that the products once developed, although effective, are not economical to market; that our competitors hold proprietary rights that preclude us from marketing such products; that our competitors market a superior or equivalent product; or the failure to receive necessary regulatory clearances for our proposed products. To achieve profitable operations, we must successfully develop, obtain regulatory approval for, introduce and successfully market, sell or license at a profit, product candidates that are currently in the research and development phase. We only have one product candidate in clinical development, i.e., Bryostatin-1 to treat AD. Much of the clinical development work and testing for our product candidates remains to be completed. No assurance can be given that our research and development efforts will be successful, that required regulatory approvals will be obtained, that any of our candidates will be safe and effective, that any products, if developed and introduced, will be successfully marketed, sold or licensed or achieve market acceptance or that products will be marketed at prices necessary to generate profits. Failure to successfully develop, obtain regulatory approvals for, or introduce and market, sell or license our products would have material adverse effects on our business prospects, financial condition and results of operations.

If we do not obtain the necessary regulatory approvals in the United States and/or other countries, we will not be able to sell our drug candidates.

We cannot assure you that we will receive the approvals necessary to commercialize Bryostatin-1, or any other potential drug candidates we acquire or attempt to develop in the future. We will need approval from the FDA to commercialize our drug candidates in the United States and approvals from similar regulatory authorities in foreign jurisdictions to commercialize our drug candidates in those jurisdictions. In order to obtain FDA approval of Bryostatin-1 or any other drug candidate for the treatment of AD, we must submit first an IND application and then a New Drug Application (“NDA”) to the FDA, demonstrating that the drug candidate is safe, pure and potent, and effective for its intended use. This demonstration requires significant research including completion of clinical trials. Satisfaction of the FDA’s regulatory requirements typically takes many years, depending upon the type, complexity and novelty of the drug candidate and requires substantial resources for research, development and testing. We cannot predict whether our clinical trials will demonstrate the safety and efficacy of our drug candidates or if the results of any clinical trials will be sufficient to advance to the next phase of development or for approval from the FDA. We also cannot predict whether our research and clinical approaches will result in drugs or therapeutics that the FDA considers safe and effective for the proposed indications. The FDA has substantial discretion in the drug approval process. The approval process may be delayed by changes in government regulation, future legislation or administrative action or changes in FDA policy that occur prior to or during our regulatory review. Delays in obtaining regulatory approvals may prevent or delay commercialization of, and our ability to derive revenues from, our drug candidates and diminish any competitive advantages that we may otherwise believe that we hold. Even if we comply with all FDA requests, the FDA may ultimately reject one or more of our applications. We may never obtain regulatory clearance for any of our drug candidates. Failure to obtain FDA approval of our drug candidates will leave us without a saleable product and therefore without any source of revenues. In addition, the FDA may require us to conduct additional clinical testing or to perform post-marketing studies, as a condition to granting marketing approval of a drug product or permit continued marketing, if previously approved. If conditional marketing approval is obtained, the results generated after approval could result in loss of marketing approval, changes in product labeling, and/or new or increased concerns about the side effects or efficacy of a product. The FDA has significant post-market authority, including the explicit authority to require post-market studies and clinical trials, labeling changes based on new safety information and compliance with FDA-approved risk evaluation and mitigation strategies. The FDA’s exercise of its authority has in some cases resulted, and in the future could result, in delays or increased costs during product development, clinical trials and regulatory review, increased costs to comply with additional post-approval regulatory requirements and potential restrictions on sales of approved drugs. In foreign jurisdictions, the regulatory approval processes generally include the same or similar risks as those associated with the FDA approval procedures described above. We cannot assure you that we will receive the approvals necessary to commercialize our drug candidates for sale either within or outside the United States.

The commencement and completion of clinical trials can be delayed or prevented for a number of reasons.

On September 9, 2019, Neurotrope issued a press release announcing that the confirmatory Phase 2 study of Bryostatin-1 in moderate to severe AD did not achieve statistical significance on the primary endpoint. On January 22, 2020, Neurotrope reported additional analysis in connection with the confirmatory Phase 2 clinical trial. In connection with the additional analysis, Neurotrope also announced the award of up to $2.7 million from the National Institutes of Health to support an additional Phase 2 clinical study focused on the moderate stratum for which we saw improvement in the 203 study. We initiated an additional follow on Phase 2 clinical trial during the third quarter of 2020. We are planning to meet with the FDA to present the totality of the clinical data for Bryostatin-1 upon trial completion. We are continuing to determine how to proceed with respect to our current development programs for Bryostatin-1. Drug development is a long, expensive and uncertain process, and delay or failure can occur at any stage of any of our clinical trials. Clinical trials can be delayed or prevented for a number of reasons, including:

●	direct and indirect effects of the ongoing COVID-19 pandemic on various aspects and stages of the clinical development process;
●	difficulties obtaining regulatory approval to commence a clinical trial or complying with conditions imposed by a regulatory authority regarding the scope or term of a clinical trial;
●	delays in reaching or failing to reach agreement on acceptable terms with prospective CROs, contract manufacturing organizations, and trial sites, the terms of which can be subject to extensive negotiation and may vary significantly;
●	failure of our third-party contractors, such as CROs and contract manufacturing organizations, or our investigators to comply with regulatory requirements or otherwise meet their contractual obligations in a timely manner;
●	insufficient or inadequate supply or quality of a product candidate or other materials necessary to conduct our clinical trials;
●	difficulties obtaining institutional review board, or IRB, or ethics committee approval to conduct a clinical trial at a prospective site;
●	the FDA, EMA or other regulatory authority requiring alterations to any of our study designs, our pre-clinical strategy or our manufacturing plans;
●	various challenges recruiting and enrolling subjects to participate in clinical trials, including size and nature of subject population, proximity of subjects to clinical sites, eligibility criteria for the trial, budgetary limitations, nature of trial protocol, change in the readiness of subjects to volunteer for a trial, the availability of approved effective treatments for the relevant disease and competition from other clinical trial programs for similar indications;
●	difficulties in maintaining contact with subjects after treatment, which results in incomplete data;
●	governmental or regulatory delays and changes in regulatory requirements, policy and guidelines; and
●	varying interpretations of data by the FDA and foreign regulatory agencies.

Changes in regulatory requirements and guidance may also occur and we may need to significantly amend clinical trial protocols or submit new clinical trial protocols with appropriate regulatory authorities to reflect these changes. Amendments may require us to renegotiate terms with CROs or resubmit clinical trial protocols to IRBs or ethics committees for re-examination, which may impact the costs, timing or successful completion of a clinical trial. Our clinical trials may be suspended or terminated at any time by the FDA, other regulatory authorities, the IRB or ethics committee overseeing the clinical trial at issue, any of our clinical trial sites with respect to that site, or us, due to a number of factors, including:

●	failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols;

●	inspection of the clinical trial operations or trial sites by the FDA or other regulatory authorities;
●	unforeseen issues, including serious adverse events associated with a product candidate, or lack of effectiveness or any determination that a clinical trial presents unacceptable health risks;
●	lack of adequate funding to continue the clinical trial due to unforeseen costs or other business decisions; and
●	upon a breach or pursuant to the terms of any agreement with, or for any other reason by, current or future collaborators that have responsibility for the clinical development of any of our product candidates.

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

If we, our drug products or the manufacturing facilities for our drug products fail to comply with applicable regulatory requirements, a regulatory agency may:

●	issue warning letters or untitled letters;
●	seek an injunction or impose civil or criminal penalties or monetary fines;
●	suspend or withdraw marketing approval;
●	suspend any ongoing clinical trials;
●	refuse to approve pending applications or supplements to applications;
●	suspend or impose restrictions on operations, including costly new manufacturing requirements;
●	seize or detain products, refuse to permit the import or export of products or request that we initiate a product recall; or
●	refuse to allow us to enter into supply contracts, including government contracts.

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

On May 1, 2017, we reported topline results from our Phase 2 clinical trial of Bryostatin-1 for the treatment of moderate to severe AD. In January 2018, we reported the secondary analysis of data from the Phase 2 clinical trial. Further, on September 9, 2019, we reported topline results from our confirmatory Phase 2 clinical trial. On January 22, 2020, we reported additional analysis in connection with the confirmatory Phase 2 clinical trial. On October 6, 2020, the Company announced that its first patient was dosed in its ongoing, long-term Phase 2 study of Bryostatin-1 for the treatment of AD. Further analyses of the Phase 2 data and confirmatory Phase 2 data may lead to different interpretations of the respective data than the analyses conducted to date and/or may identify important implications of the Phase 2 data and Phase 2 confirmatory data, respectively, that are not currently known. Clinical trial data are subject to differing interpretations, and regulatory agencies, medical and scientific experts and others may not share our views of the data. There can be no assurance that the clinical program for Bryostatin-1 will be successful in demonstrating safety and/or efficacy, that we will not encounter problems or delays in clinical development, or that Bryostatin-1 will ever receive regulatory approval or be successfully commercialized.

We have not generated any revenues since our inception and we do not expect to generate revenue for the foreseeable future. If we do not generate revenues and achieve and sustain profitability, we will likely need to curtail or cease our development plans and operations.

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

We are highly dependent on Dr. Tuchman, our Chief Executive Officer. We are dependent on Dr. Tuchman’s and our directors’ networks of contacts and experience to recruit key talent to the Company. We do not have key-man insurance on any of our officers. Loss of the services of Dr. Tuchman or other key members of our management team, or of our board of directors (the “Board”) ability to identify and hire key talent, could have a material adverse effect on our business prospects, financial condition and results of operations.

We are dependent on Dr. Daniel Alkon, M.D., our President and Chief Scientific Officer, for the successful execution of our business plan. The loss of Dr. Alkon could have a material adverse effect on our business prospects.

We are highly dependent on Dr. Alkon, our President and Chief Scientific Officer. We are dependent on Dr. Alkon’s scientific expertise and longstanding development and testing of our lead compound, bryostatin, to further develop and manage the Company’s scientific assets. We do not have key-man insurance on any of our officers. Loss of the services of Dr. Alkon to maintain and advance the Company’s science, could have a material adverse effect on our business prospects, financial condition and results of operations.

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

CRE has entered into a material transfer agreement with the NCI, pursuant to which the NCI has agreed to supply bryostatin required to synthesize Bryostatin-1 for our pre-clinical research and clinical trials. This agreement does not provide for a sufficient amount of bryostatin to support the completion of our clinical trials that we are required to conduct in order to seek FDA approval of Bryostatin-1 for the treatment of AD. Therefore, CRE or we will have to enter into one or more subsequent agreements with the NCI for the supply of additional amounts of bryostatin. If CRE or we are unable to secure such additional agreements or if the NCI otherwise discontinues for any reason supplying us with bryostatin, then we would have to either secure another source of bryostatin or discontinue our efforts to develop and commercialize Bryostatin-1 for the treatment of AD. In the interest of mitigating this risk, we have entered into license agreements with Stanford for the development of bryostatin structural derivatives known as “bryologs” and an accelerated synthesis of Bryostatin-1 as alternative potential sources of bryostatin. In addition, we entered into the Supply Agreement with BryoLogyx on June 9, 2020, pursuant to which BryoLogyx agreed to serve as our exclusive supplier of synthetic bryostatin. There can be no assurance that we will be able to secure future bryostatin supplies from any source on commercially reasonable terms, if at all.

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

We currently do not have an FDA approved manufacturing facility. We expect to rely on contract manufacturers to produce quantities of products and substances necessary for product commercialization. See also the risk factor above captioned “We are partly dependent upon the NCI to supply bryostatin for our clinical trials.” Contract manufacturers that we use must adhere to cGMP enforced by the FDA through its facilities inspection program. If the facilities of such manufacturers cannot pass a pre-approval plant inspection, the FDA pre-market approval of our products will not be granted. As a result:

●	there are a limited number of manufacturers that could produce the products for us and we may not be able to identify and enter into acceptable agreements with any manufacturers;
●	the products may not be produced at costs or in quantities necessary to make them commercially viable;
●	the quality of the products may not be acceptable to us and/or regulatory authorities;
●	our manufacturing partners may go out of business or file for bankruptcy;
●	our manufacturing partners may decide not to manufacture our products for us;
●	our manufacturing partners could fail to manufacture to our specifications;
●	there could be delays in the delivery of quantities needed;
●	we could be unable to fulfill our commercial needs in the event we obtain regulatory approvals and there is strong market demand; or
●	ongoing inspections by the FDA or other regulatory authorities may result in suspensions, seizures, recalls, fines, injunctions, revocations and/or criminal prosecutions.

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

The branded prescription segment of the pharmaceutical industry in which we operate is competitive, in part because the products that are sold require extensive sales and marketing resources invested in their commercialization. The increasing cost of prescription pharmaceuticals has caused providers of comprehensive healthcare insurance, healthcare benefit plan managers, CMS, as well as other organizations, collectively known as third-party payors, to tightly control and dictate their drug formulary plans to control the costs associated with the use of prescription pharmaceutical products by enrollees in these plans. Our ability to gain formulary access to drug plans supported by these third-party payors is substantially dependent on the differentiated patient benefit that our proposed products can provide, compared closely to similar products claiming the same benefits or advantages. We may not be able to differentiate our proposed products from those of our competitors, successfully develop or introduce new products that are less costly or offer better performance than those of our competitors, or offer purchasers of our proposed products payment and other commercial terms as favorable as those offered by our competitors. We expect that some of our proposed products, even if successfully developed and commercialized, will eventually face competition from a significant number of biotechnology or large pharmaceutical companies. Because most of our competitors have substantially greater financial and other resources than we have, we are particularly subject to the risks inherent in competing with them. The effects of this competition could materially adversely affect our business prospects, financial condition and results of operations.

We compete with many companies, research institutes, hospitals, governments and universities that are working to develop products and processes to treat or diagnose AD. We believe that others are doing research on Fragile X syndrome and Niemann Pick disease. Many of these entities have substantially greater financial, technical, manufacturing, marketing, distribution and other resources than we do. However, there has been a dearth of new product introductions in the last 20 years for the treatment of AD symptoms in patients who begin exhibiting the memory and cognitive disorders associated with the disease. All of the products introduced to date for the treatment of AD have yielded negative or marginal results with little effect on the progression of AD and no improvement in the memory or cognitive performance of the patients receiving these therapies. The absolute determination of AD in patients is currently achieved only upon autopsy. We believe we are the only company currently pursuing PKC ε activation as a mechanism to treat AD and neurodegenerative diseases. Although we believe that we have no direct competitors working in this same field on product candidates using the same mechanism of action, we cannot provide assurance that our competitors will not discover compounds or processes that may be competitive with our products and introduce such products or processes before us.

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

Our business will expose us to potential liability that results from risks associated with conducting clinical trials of our product candidates. Although we have procured clinical trial product liability insurance coverage for our Bryostatin-1 product candidate with coverages and deductibles we believe are adequate, there is no guarantee that our coverage will be adequate to satisfy any liability we may incur. We do not currently have insurance with respect to any other drug product. A successful clinical trial liability claim brought against us could have a material adverse effect on our business prospects, financial condition and results of operations even if we successfully obtain clinical trial insurance.

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

Despite the implementation of security measures, our internal computer systems and those of our CROs and other third parties on which we rely, are vulnerable to damage from computer viruses, unauthorized access, natural disasters, fire, terrorism, war and telecommunication and electrical failures. Like other companies, we may from time to time experience threats to our data and systems, including malware and computer virus attacks, unauthorized access, systems failures and disruptions. In addition, our systems safeguard important confidential personal data regarding our subjects. Recently, Russian ransomware gangs have threatened to increase hacking activity against critical infrastructure of any nation or organization that retaliates against Moscow for its invasion of Ukraine.  Any such increase in such attacks on our third-party provider or other systems could adversely affect our network systems or other operations.  If a disruption event were to occur and cause interruptions in our operations, it could result in a material disruption of our drug development programs. For example, the loss of clinical trial data from completed, ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach results in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development of Bryostatin-1 could be delayed.

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

COVID-19 or another pandemic, epidemic or outbreak of an infectious disease may materially and adversely affect our business and our financial results.

In December 2019, COVID-19 was identified. On March 11, 2020, the World Health Organization characterized COVID-19 as a global pandemic. Since the emergence of the COVID-19 pandemic, numerous variants of the virus have been identified, some of which are more virulent than the original strain. The COVID-19 pandemic has resulted in a widespread health crisis that has adversely affected businesses, economies and financial markets worldwide and has caused significant volatility in U.S. and international debt and equity markets. Vaccines for COVID-19 continue to be administered in the United States and other countries around the world, but the extent and rate of vaccine adoption, the long-term efficacy of these vaccines and other factors remain uncertain. Authorities throughout the world have implemented measures to contain or mitigate the spread of the virus, including physical distancing, travel bans and restrictions, closure of non-essential businesses, quarantines, work-from-home directives, mask requirements, shelter-in-place orders and vaccination programs.

At present, we are not experiencing significant impact or delays from COVID-19 on our business and operations. However, in order to prioritize patient health and that of the investigators at clinical trial sites, we will monitor enrollment of new patients in our Phase 2 clinical trial of Bryostatin-1 for the treatment of patients with Alzheimer’s disease. Although we have not experienced any significant disruptions to date, it is possible that the COVID-19 will have a material impact on our business and results of operations. Examples of how COVID-19 may impact our business, results of operations and stock price include, but are not limited to:

●	COVID-19 may delay our clinical trials and potentially limit our ability to recruit and retain patients as well as principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 if an outbreak occurs in their geography;
●	COVID-19 could also negatively affect the operations at our third-party manufacturers, which could result in delays or disruptions in the supply of our product candidates;
●	COVID-19 may disrupt the activities of the FDA or other health authorities, causing a delay of reviews and approvals, including with respect to our product candidates;
●	If our product candidates are approved, COVID-19 could interfere with pre-commercial launch activities;
●	COVID-19 may interfere with our ability, or the ability of our employees, workers, contractors, suppliers and other business partners, to perform our and their respective responsibilities and obligations relative to the conduct of our business. COVID-19 may also cause disruptions from the temporary closure of our facilities, third-party suppliers and manufacturers, restrictions on our employees’ and other service providers’ ability to travel and shutdowns that may be requested or mandated by governmental authorities; and
●	COVID-19 and related government responses to address the COVID-19 pandemic may cause sudden and extreme changes in our stock price. Since COVID-19 was first reported, the volatility of U.S. equity markets increased to historic levels. This may cause extreme fluctuations in the market price of our stock. We cannot predict if and when these fluctuations will decrease or increase. In addition to general market conditions, the market price of our stock may become volatile or decline due to actual or anticipated impact of COVID-19 on our financial condition and results of operations or if our results of operations do not meet the expectations of the investor community or one or more of the analysts who cover our company change their recommendations regarding our company.

The duration and extent of the impact on our business from the COVID-19 pandemic depends on ongoing developments that cannot be accurately predicted at this time (e.g., the severity and transmission rate of the virus and new variants, the extent and effectiveness of containment and vaccination measures, and the impact of these and other factors on our employees, customers, vendors and partners, including their respective productivity). Furthermore, our limited operating history combined with the uncertainty created by the COVID-19 pandemic significantly increases the difficulty of forecasting operating results and of strategic planning. The COVID-19 pandemic has resulted in global supply chain constraints and transportation disruptions that have led to widespread manufacturing cost increases and labor shortages. If we are unable to effectively predict and manage the impact of the COVID-19 pandemic on our business, our results of operations and financial condition may be negatively impacted.

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

We identified material weaknesses in our internal control over financial reporting.  Matters affecting our internal controls may cause us to be unable to report our financial information on a timely basis or may cause us to restate previously issued financial information, and thereby subject us to adverse regulatory consequences, including sanctions or investigations by the SEC, or violations of applicable stock exchange listing rules. There could also be a negative reaction in the financial markets due to a loss of investor confidence in our company and the reliability of our financial statements. Confidence in the reliability of our financial statements is also likely to suffer if we or our independent registered public accounting firm reports a material weakness in our internal control over financial reporting. This could have a material and adverse effect on us by, for example, leading to a decline in our share price and impairing our ability to raise additional capital. Further, there are inherent limitations to the effectiveness of any system of controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. We could face additional litigation exposure and a greater likelihood of an SEC enforcement or other regulatory action if further restatements were to occur or other accounting-related problems emerge.

Increasing scrutiny and evolving expectations from customers, regulators, investors, and other stakeholders with respect to our environmental, social and governance (ESG) practices may impose additional costs on us or expose us to new or additional risks.

Companies are facing increasing scrutiny from customers, regulators, investors, and other stakeholders related to their ESG practices and disclosure. Investor advocacy groups, investment funds and influential investors are also increasingly focused on these practices, especially as they relate to the environment, climate change, health and safety, supply chain management, diversity, labor conditions and human rights, both in our own operations and in our supply chain. Increased ESG-related compliance costs for the Company as well as among our suppliers, vendors and various other parties within our supply chain could result in material increases to our overall operational costs. Failure to adapt to or comply with regulatory requirements or investor or stakeholder expectations and standards could negatively impact our reputation, ability to do business with certain partners, access to capital, and our stock price.

We are subject to risks related to corporate and social responsibility and reputation.

Many factors influence our reputation including the perception of us held by our customers, suppliers, partners, shareholders, other key stakeholders, and the communities in which we operate. We face increasing scrutiny related to environmental, social and governance activities. We risk damage to our reputation if we fail to act responsibly in a number of areas, such as diversity and inclusion, environmental stewardship, sustainability, supply chain management, climate change, workplace conduct, and human rights. Any harm to our reputation could impact employee engagement and retention, our corporate culture, and the willingness of customers, suppliers, and partners to do business with us, which could have a material adverse effect on our business, results of operations and cash flows. Further, despite our policies to the contrary, we may not be able to control the conduct of every individual actor, and our employees and personnel may violate environmental, social or governance standards or engage in other unethical conduct. These acts, or any accusation of such conduct, even if proven to be false, could adversely impact the reputation of our business.

Risks Relating to our Common Stock and the Securities Market

Our Common Stock has only recently become traded on the Nasdaq Capital Market, and the market price of our common stock has been volatile.

The market price of our Common Stock has fluctuated substantially due to a number of factors, many of which are beyond our control and may not be related to our operating performance.  These fluctuations could cause you to lose all or part of your investment in our Common Stock since you might be unable to sell your shares at or above the price you paid.  Factors that could cause fluctuations in the trading price of our common stock include the following:

●	price and volume fluctuations in the overall stock market from time to time;
●	volatility in the trading prices and trading volumes of stocks in our industry;
●	changes in operating performance and stock market valuations of other companies generally, or those in our industry in particular;
●	sales of shares of our Common Stock by us or our stockholders;

●	failure of securities analysts to maintain coverage of us, changes in financial estimates by securities analysts who follow our company or our failure to meet these estimates or the expectations of investors;
●	the financial projections we may provide to the public, any changes in those projections or our failure to meet those projections;
●	announcements by us or our competitors of new offerings or features;
●	the public’s reaction to our press releases, other public announcements and filings with the SEC;
●	rumors and market speculation involving us or other companies in our industry;
●	actual or anticipated changes in our results of operations or fluctuations in our results of operations;
●	actual or anticipated developments in our business, our competitors’ businesses or the competitive landscape generally;
●	litigation involving us, our industry or both, or investigations by regulators into our operations or those of our competitors;
●	developments or disputes concerning our intellectual property or other proprietary rights;
●	announced or completed acquisitions of businesses, services or technologies by us or our competitors;
●	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;
●	changes in accounting standards, policies, guidelines, interpretations or principles;
●	any significant change in our management; and
●	general economic conditions and slow or negative growth of our markets.

In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies.  This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

A significant number of our shares of Common Stock are or will be eligible for future sale, which may cause the market price for our Common Stock to decline.

As of December 31, 2021, we had an aggregate of 6,730,180 shares of Common Stock outstanding. Except for 3,763 shares, all of those shares are freely tradable without restriction or registration under the Securities Act of 1933, as amended (the “Securities Act”).

On January 21, 2021, we entered into Securities Purchase Agreements (the “January Purchase Agreement”) with certain accredited investors (the “January Purchasers”) to issue (a) an aggregate of 2,333,884 shares of our Common Stock and/or pre-funded warrants to purchase shares of our Common Stock at an exercise price of $0.01 per share (the “January Pre-Funded Warrants”), (b) Series E warrants to purchase 2,333,908 shares of Common Stock, with an exercise price of $8.51 per share (subject to adjustment), for a period of twelve months from the date of an effective registration statement (the “Series E Warrants”) and (c) Series F warrants to purchase up to an aggregate of 2,333,908 shares of Common stock, with an exercise price of $6.90 per share (subject to adjustment), for a period of five years from the date of issuance (the “Series F Warrants” and together with the Series E Warrants, the “January Warrants”) at a combined purchase price of $6.00 per share of Common Stock and January Warrants (the “January Offering”). In connection with the January Purchase Agreement, we entered into a Registration Rights Agreement with the Purchasers (the “January Registration Rights Agreement”) on January 21, 2021. Under the terms of the January Registration Rights Agreement, we filed a registration statement on Form S-1 to register the resale of the shares underlying the securities sold in the January Offering, which registration statement was declared effective by the SEC on April 29, 2021.

On June 14, 2021, we entered into Securities Purchase Agreements (the “June Purchase Agreement”) with certain accredited investors (the “June Purchasers”) to issue (a) an aggregate of 1,653,281 shares of the Company’s Common Stock and/or prefunded warrants to purchase shares of Common Stock at an exercise price of $0.01 per share (the “June Pre-Funded Warrants”) and (b) Series G warrants to purchase up to an aggregate of 1,653,281 shares of Common stock, with an exercise price of $8.51 per share (subject to adjustment), for a period of five years from the date of issuance (the “June Warrants”) at a combined purchase price of $7.547 per share of Common Stock and June Warrants (the “June Offering”). In connection with the June Purchase Agreement, we entered into a Registration Rights Agreement with the June Purchasers (the “June Registration Rights Agreement”) on June 14, 2021. Under the terms of the June Registration Rights Agreement, we filed a registration statement on Form S-1 to register the resale of the shares underlying the securities sold in the June Offering, which registration statement was declared effective by the SEC on July 6, 2021.

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

Provisions of our articles of incorporation, bylaws, shareholder rights plan or Delaware law may discourage, delay or prevent a merger, acquisition or other change in control that stockholders may consider favorable, including transactions in which our stockholders might otherwise receive a premium for their shares. These provisions may also prevent or frustrate attempts by our stockholders to change the composition of our Board or to replace or remove our management. These provisions include:

●	limitations on the removal of directors;
●	advance notice requirements for stockholder proposals and nominations;
●	limitations on the ability of stockholders to call and bring business before special meetings and to take action by written consent in lieu of a meeting;
●	limitations on the liability of, and the provision of indemnification to, our director and officers; and

●	the ability of our Board to authorize the issuance of blank check preferred stock, which could be issued with voting, liquidation, dividend and other rights superior to our Common Stock.

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

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. We will remain an emerging growth company until the earlier of (i) the last day of the fiscal year in which we have total annual gross revenues of $1.07 billion or more; (ii) the last day of the fiscal year following the fifth anniversary of the date of the completion of our initial public offering; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC, which means the market value of our Common Stock that is held by non-affiliates exceeds $700 million as of the prior June 30th. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:

●	not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes- Oxley Act of 2002;
●	not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements;
●	providing only two years of audited financial statements in addition to any required unaudited interim financial statements and a correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure in our initial registration statement;
●	reduced disclosure obligations regarding executive compensation; and
●	exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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

Item 1B.Unresolved Staff Comments.

None.

Item 2.Properties.

Our principal executive offices are currently located at 1185 Avenue of the Americas, 3rd Floor, New York, New York 10036, where we lease approximately 300 square feet of general office space for a total cost of approximately $5,000 per month. The lease for this office space expires on June 30, 2022 and is renewable for successive one year terms. We believe that our facilities are suitable and adequate for our needs for the foreseeable future. We also lease 1,100 square feet of laboratory space for limited research and development use in North Bethesda, Maryland. The lease on our laboratory space has a term expires on November 30, 2023 and has a fixed rent of $4,200 per month.

Item 3.Legal Proceedings.

There are no legal proceedings against the Company and the Company is unaware of any such proceedings contemplated against it.

Item 4.Mine Safety Disclosures.

Not applicable.

PART II

Item 5.Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders

Our Common Stock is listed on the Nasdaq Capital Market under the symbol “SNPX.” On March 21, 2022, the last reported sale price of our Common Stock was $6.56 per share.

As of March 20, 2022, we had 6,809,647 shares of our Common Stock issued and outstanding held by approximately 200 stockholders of record, based on information provided by our transfer agent. To date, we have not paid dividends on our Common Stock.

Unregistered Sales of Securities

On October 1, 2021, we issued warrants to purchase up to 10,300 shares of our common stock to Katalyst Securities LLC and GP Nurmenkari, Inc. at an exercise price of $9.30 per share.

On December 16, 2021, we issued 508 restricted shares of our common stock to Neil Cataldi, our investor relations consultant.

The foregoing transactions did not involve any underwriters or any public offering. The sale of the above securities was deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act (and Regulation D promulgated thereunder) or Rule 701 promulgated under Section 3(b) of the Securities Act as transactions by an issuer not involving any public offering. The recipients of the securities in the transaction represented their intentions to acquire the securities for investment only and not with a view to, or for sale in connection with, any distribution thereof, and appropriate legends were affixed to the securities issued in these transactions. All recipients received or had, through their relationships with us, adequate access to information about us.

Issuer Purchases of Equity Securities

None.

Item 6.[Reserved]

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The following discussion highlights our results of operations and the principal factors that have affected our financial condition as well as our liquidity and capital resources for the periods described, and provides information that management believes is relevant for an assessment and understanding of the statements of financial condition and results of operations presented herein. The following discussion and analysis are based on the audited financial statements contained in this report, which we have prepared in accordance with United States generally accepted accounting principles. You should read the discussion and analysis together with such financial statements and the related notes thereto.

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

Basis of Presentation

The audited financial statements for the fiscal years ended December 31, 2021 and 2020 include a summary of our significant accounting policies and should be read in conjunction with the discussion below and our financial statements and related notes included elsewhere in this annual report. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included in the financial statements. All such adjustments are of a normal recurring nature.

Subsequent to the Spin-Off, our financial statements as of December 31, 2020 and for the period December 7, 2020 to December 30, 2020 are presented on a consolidated basis as we became a standalone public company on December 7, 2020. Our combined financial statements prior to the spin-off were derived from the consolidated financial statements and accounting records of Neurotrope, the former Parent. These combined financial statements reflect the historical results of operations, financial position and cash flows of the former Parent’s Spin-Off business which was a wholly owned subsidiary of Neurotrope. Neurotrope Bioscience, Inc. represented substantially all the business of Neurotrope. As a result, the historical financial statements of Synaptogenix are virtually identical to those of Neurotrope, other than capitalization.

Overview

We are a biopharmaceutical company with product candidates in pre-clinical and clinical development. We began operations in October 2012. We are principally focused on developing a product platform based upon a drug candidate called Bryostatin-1 for the treatment of Alzheimer’s disease, which is in the clinical testing stage. We are also evaluating Bryostatin-1 for other neurodegenerative or cognitive diseases and dysfunctions, such as Fragile X syndrome, Multiple Sclerosis, and Niemann-Pick Type C disease, which have undergone pre-clinical testing.

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

In connection with the June Offering, pursuant to an Engagement Agreement, dated June 14, 2021 (the “June Engagement Agreement”), between the Company and Katalyst Securities LLC (the “June Placement Agent”), we paid the June Placement Agent (i) a cash fee equal to ten percent (10%) of the gross proceeds from the sale of securities in the June Offering sold to June Purchasers introduced by the June Placement Agent and (ii) 152,378 warrants to purchase shares of Common Stock equal to ten percent (10%) of the number of shares of Common Stock sold to June Purchasers introduced by the June Placement Agent, with an exercise price of $7.547 per share and a five-year term (the “June Broker Warrants”). Furthermore, we agreed to pay the June Placement Agent a warrant exercise fee equal to ten percent (10%) of the aggregate exercise price that is paid in connection with each exercise, if any, of the Warrants initially held by Purchasers introduced by the June Placement Agent. The June Placement Agent is also entitled to the foregoing fees with respect to any future financing or capital-raising transaction by us (a “Subsequent Financing”), to the extent such financing or capital is provided to us by investors whom the June Placement Agent had introduced to us, in the event such Subsequent Financing is consummated within eighteen (18) months following the closing of the June Offering.

Reverse Stock Split

At the Special Meeting, the stockholders approved our proposal to effect one reverse stock split of our outstanding shares of Common stock, at any ratio between 1-for-1.5 and 1-for-20, at such time as the Board shall determine, in its sole discretion, before December 31, 2022. On May 19, 2021, we effected a 1-for-4 reverse stock split of our shares of Common Stock.  As a result of the reverse stock split, every four (4) shares of our pre-reverse split Common Stock was combined and reclassified into one share of Common Stock. All share and per share information herein has been adjusted to retrospectively reflect this reverse stock split.

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

On July 23, 2020, we entered into the 2020 Services Agreement with WCT. The 2020 Services Agreement relates to services for our Phase 2 clinical study assessing the safety, tolerability and long-term efficacy of Bryostatin-1 in the treatment of moderately severe AD subjects not receiving memantine treatment. On January 22, 2022, the Company executed a change order with WCT to accelerate trial subject recruitment totaling approximately $1.4 million.  In addition, on February 10, 2022, the Company signed an additional agreement with a third-party vendor to assist with the increased trial recruitment retention totaling approximately $1.0 million. The updated total estimated budget for the services, including pass-through costs, is approximately $12.0 million. As previously disclosed, on January 22, 2020, we were granted a $2.7 million award from the NIH, which award is being used to support the 2020 Study, resulting in an estimated net budgeted cost of the 2020 Study to us of $9.3 million. Of the $2.7 million grant, virtually all has been received as of February 22, 2022.

As of December 31, 2021, we incurred cumulative expenses of approximately $6.5 million associated with services provided by WCT and certain pass thru expenses incurred by WCT, which was offset by NIH reimbursements recognized of $2.7 million and, for the year ended December 31, 2021, we incurred expenses of approximately $4.6 million associated with services provided by WCT and certain pass thru expenses incurred by WCT, which was offset by NIH reimbursements recognized of $1.7 million. As of February 15, 2022, the NIH has reimbursed us the total grant of approximately $2.7 million for expenses incurred to date.

Other Development Projects

To the extent resources permit, we may pursue development of selected technology platforms with indications related to the treatment of various disorders, including neurodegenerative disorders such as AD, based on our currently licensed technology and/or technologies available from third party licensors or collaborators.

Nemours Agreement

On September 5, 2018, we announced a collaboration with Nemours, a premier U.S. children’s hospital, to initiate a clinical trial in children with Fragile X. In addition to the primary objective of safety and tolerability, measurements will be made of working memory, language and other functional aspects such as anxiety, repetitive behavior, executive functioning, and social behavior. On August 5, 2021, the Company announced its memorandum of understanding with Nemours A.I. DuPont Hospital (“Nemours”) to initiate a clinical trial using Bryostatin-1, under Orphan Drug Status, to treat Fragile X. The Company intends to provide the Bryostatin-1 drug product candidate and obtain the investigational new drug documentation (“IND”) and Nemours intends to provide the clinical site and attendant support for the trial. The Company and Nemours, jointly, will develop the trial protocol. The Company estimates its total trial and IND cost to be approximately $700,000. The Company plans to initiate a Phase 1 clinical trial during the first half of 2022.

Cleveland Clinic

On February 23, 2022, the Company announced its collaboration with the Cleveland Clinic to pursue possible treatments for Multiple Sclerosis.  The collaboration entails filing an IND and conducting initial clinical trials using Bryostatin-1. Future development work will be conducted pursuant to statements of work to be determined.

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

Results of Operations

Comparison of the years ended December 31, 2021 and 2020

The following table summarizes our results of operations for the years ended December 31, 2021 and 2020:

	Years ended
	December 31,		Dollar
	2021	2020	Change	% Change
Revenue	$—	$—	$—	0%
Operating Expenses:
Research and development expenses	$4,336,414	$3,069,034	$1,267,380	41.3%
General and administrative expenses	$8,281,893	$8,087,376	$194,517	2.4%
Other income (Expense), net	$7,110	$(1,546,787)	$1,553,897	(100.5)%
Net loss	$12,611,197	$12,703,197	$(92,000)	(0.7)%

Revenues

We did not generate any revenues for the years ended December 31, 2021 and 2020.

Operating Expenses

Overview

Total operating expenses for the year ended December 31, 2021 were $12,618,307 as compared to $11,156,410 for the year ended December 31, 2020, an increase of approximately 13.1%. The increase in total operating expenses is due to the increase in research and development and general and administrative expenses.

Research and Development Expenses

For the year ended December 31, 2021, we incurred $4,336,414 in research and development expenses as compared to $3,069,034 for the year ended December 31, 2020, an increase of approximately 41.3%. These expenses were incurred pursuant to developing the potential AD therapeutic product, specifically expenses relating to our ongoing Phase 2 clinical trial for AD. Of these expenses, for the year ended December 31, 2021, $3,276,465, which includes an expense offset of $1,652,429 reimbursed pursuant to our NIH grant, was incurred principally relating to our current confirmatory clinical trial and related storage of drug product, $299,178 for clinical consulting services, $30,001 of amortization of prepaid licensing fees relating to the Stanford and Mount Sinai license agreements, $60,731 for development of alternative drug supply with Stanford University and $670,039 of non-cash stock options compensation expense as compared to, for the year ended December 31, 2020, $1,884,769, which includes an expense offset of $975,066 reimbursed pursuant to our NIH grant ($127,445 of which was received in the first quarter of 2021), was incurred principally relating to our confirmatory clinical trial and related storage of drug product, $460,353 for clinical consulting services, $29,698 of amortization of prepaid licensing fees relating to the Stanford and Mount Sinai license agreements, $43,108 for development of alternative drug supply with Stanford University and $651,106 of non-cash stock options compensation expense.

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

General and Administrative Expenses

We incurred $8,281,893 and $8,087,376 of general and administrative expenses for the years ended December 31, 2021 and 2020, respectively, an increase of approximately 2.4%. Of the amounts for the years ended December 31, 2021, as compared to the comparable 2020 period: $1,765,502 was incurred primarily for wages, bonuses, vacation pay, severance, taxes and insurance, versus $1,808,733 for the 2020 comparable period. The decrease is primarily attributable to the termination of our Chief Executive Officer at the end of 2020 partially offset by bonus accrued in 2021 paid in 2022; $662,921 was incurred for legal expenses versus $2,208,968 for the 2020 comparable period. The decrease for 2021 is based upon prior year’s increased fees for one-time work for the planning, restructuring and spin-off of Synaptogenix, Inc. in 2020; $1,567,060 was incurred for outside operations consulting services, versus $1,395,850 for the 2020 comparable period as, for 2021, we incurred additional non-cash expenses associated with warrant issuances for investment banking consulting services; $60,387 was incurred for travel expenses, versus $58,499 for the 2020 comparable period; $301,410 was incurred for investor relations services versus $489,833 for the 2020 comparable period as, for 2020, we incurred additional non-cash expenses; $176,365 was incurred for professional fees associated with auditing, financial, accounting and tax advisory services, versus $278,577 for the 2020 comparable period, which additional expenses during the prior period were incurred for fees associated with our strategic transactions; $705,133 was incurred for insurance, versus $671,292 for the 2020 comparable period, which increase is primarily attributable to an increase in coverage; $430,770 was incurred for utilities, supplies, license fees, filing costs, rent, advertising and other versus $117,944 for the 2020 comparable period, with the increase for 2021 primary attributable to franchise tax expenses of approximately $200,000 and filing fees based upon the Company’s spin-off of approximately $100,000; and $2,612,345 was recorded as non-cash stock options compensation expense versus $1,029,269 for the 2020 comparable period.

Other Income / Expense

We earned $7,110 of interest income for the year ended December 31, 2021 as compared to $153,213 for the year ended December 31, 2020 on funds deposited in interest bearing money market accounts. The decrease is primarily attributable to the decrease in money market interest income rates partially offset by higher cash balances for the year ended December 31, 2021 versus 2020. In addition, during the third quarter 2020, the Company recorded a warrant amendment expense of $1.7 million associated with the spin-off transaction discussed above.

Net loss

We incurred losses of $12,611,197 and $12,703,197 for the years ended December 31, 2021 and 2020, respectively. The decreased loss was primarily attributable to the decrease in warrant amendment expense mostly offset by an increase in net research and development expenses associated with our current Phase 2 confirmatory clinical trial and general and administrative expenses.

Financial Condition, Liquidity and Capital Resources

Cash and Working Capital

Since inception, we have incurred negative cash flows from operations. As of December 31, 2021, we had working capital of $33,509,304 as compared to working capital of $5,116,300 as of December 31, 2020. The $28,393,004 increase in working capital was primarily attributable to our January 2021 and June 2021 private placement offering resulting in net cash proceeds from our two private placement offerings of approximately $23.8 million, cash proceeds from warrant exercises of approximately $13.4 million and cash received from NIH of approximately $1.6 million, offset by approximately $9.2 million from operating expenses.

We expect that our current cash and cash equivalents of approximately $32.3 million will be sufficient to support our projected operating requirements for at least the next 12 months from the Form 10-K filing date, which would include the continuing development and current Phase 2 clinical trial, of Bryostatin-1, our novel drug candidate targeting the activation of PKC epsilon.

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

Sources and Uses of Liquidity

Since inception, we have satisfied our operating cash requirements from transfers of cash from Neurotrope, which was raised by Neurotrope through the private placement of equity securities sold principally to outside investors and through the Company’s two private placements. We expect to continue to incur expenses, resulting in losses and negative cash flows from operations, over at least the next several years as we may continue to develop AD and other therapeutic products. We anticipate that this development may include clinical trials in addition to our current ongoing clinical trial and additional research and development expenditures.

	Years Ended December 31,
	2021	2020
Cash used in operating activities	$8,710,725	$8,102,398
Cash used in investing activities	3,199	5,413
Cash provided by (used in) financing activities	37,132,858	(3,479,172)

Net Cash Used in Operating Activities

Cash used in operating activities was $8,710,725 for the year ended December 31, 2021, compared to $8,102,398 for the year ended December 31, 2020. The $608,327 increase primarily resulted from the decrease in payables of approximately $810,000, a decrease in warrant amendment expense of $1.7 million and an increase in prepaid expenses of approximately $330,000 offset by a decrease in net loss of approximately $560,000, and an increase in non-cash stock-based compensation expenses of approximately $1.6 million for the year ended December 31, 2021.

Net Cash Used in Investing Activities

Net cash used in investing activities was $3,199 for the year ended December 31, 2021 compared to $5,413 for the year ended December 31, 2020. The cash used in investing activities for the both years was for capital expenditures.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $37,132,858 for the year ended December 31, 2021 compared to cash used in financing activities of $3,479,172 for the year ended December 31, 2020. The change in net cash provided by financing activities for 2020 and 2021 were the result of net transfers from our Parent of approximately $16.5 million offset by cash distributed of approximately $20 million pursuant to the merger of Neurotrope with Petros in 2020 and $23.7 million of net proceeds from our private placement offerings and $13.4 million from warrant exercises during 2021.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act, and are not required to provide the information required under this item.

Item 8.Financial Statements and Supplementary Data.

Our audited financial statements as of, and for the years ended December 31, 2021, and December 31, 2020 are included beginning on Page F-1 immediately following the signature page to this report. See Item 15 – “Exhibits and Financial Statement Schedules” for a list of the financial statements included herein.

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2021. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, because of certain weaknesses in internal control over financial reporting discussed below under “Management’s Report on Internal Control over Financial Reporting,” our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;
●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and
●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

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

As of December 31, 2021, our management, including our Chairman of the Board, principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in the 2013 Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, as of December 31, 2021, such internal controls and procedures were not effective. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that are considered to be material weaknesses. The matters involving internal controls and procedures that our management considered to be material weaknesses were:

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

The material weaknesses did not result in any identified misstatements to the financial statements and there were no changes to previously released financial results.

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

Item 9B.Other Information.

None.

Item 9C.Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

The following table lists the names, ages and positions of our executive officers as of March 15, 2022:

Name	Age	Position

Alan Tuchman, M.D.	75	Chief Executive Officer

Robert Weinstein	62	Chief Financial Officer, Secretary and Executive Vice President

Daniel L. Alkon, M.D.	79	President, Chief Scientific Officer

Alan J. Tuchman, M.D. — Chief Executive Officer.   Dr. Tuchman joined Synaptogenix as our Chief Executive Officer in December 2020. He is also currently Clinical Professor of Neurology at New York Medical College and in the private practice of Neurology in Manhattan. He consults for a number of biotechnology and investment firms. Dr. Tuchman founded and was Managing Director of MedPro Investors LLC from 2011 to 2020. He has served as a partner of Xmark Opportunity Partners and as CEO and then Executive Chairman of Neurophysics, Inc. from 2002 to 2010. Dr. Tuchman served as Senior Vice President and Chief Medical Officer of Oncolytics Biotech Inc. from 2012 to 2017. He was previously the President of the Epilepsy Society of Southern New York as well as Vice Dean for Clinical Affairs at New York Medical College. Dr. Tuchman received his MD degree from the University of Cincinnati, College of Medicine, and completed his Neurology Residency at the Mt. Sinai School of Medicine. Dr. Tuchman received his MBA from Columbia University in 1996. He has authored over 30 scientific papers and book chapters.

Robert Weinstein — Chief Financial Officer, Executive Vice President, Treasurer and Secretary.   Mr.Weinstein joined Neurotrope in June 2013 as its acting Chief Financial Officer and has continued to serve in that role for Synaptogenix following the Spin-Off. In addition, Mr. Weinstein performs work as a consultant for Petros Pharmaceuticals, Inc., which is the surviving company from the merger of Metuchen and Neurotrope. He has extensive accounting and finance experience, spanning more than 30 years, as a public accountant, investment banker, healthcare private equity fund principal and chief financial officer. From September 2011 to the present, Mr. Weinstein has been an independent consultant for several healthcare companies in the pharmaceutical and biotechnology industries. From March 2010 to August 2011, he was the Chief Financial Officer of Green Energy Management Services Holdings, Inc., an energy consulting company. From August 2007 to February 2010, Mr. Weinstein served as Chief Financial Officer of Xcorporeal, Inc., a development-stage medical device company which was sold in March 2010 to Fresenius Medical USA, the largest provider of dialysis equipment and services worldwide. Mr. Weinstein also serves as a member of the Board of Directors of XpresSpa Group, Inc. (Nasdaq: XSPA), a health and wellness company whose core asset, XpresSpa, is a leading airport retailer of spa services and related health and wellness products. Mr. Weinstein received his MBA degree in finance and international business from the University of Chicago Graduate School of Business, is a Certified Public Accountant (inactive), and received his BS degree in accounting from the State University of New York at Albany.

Daniel L. Alkon, M.D. — President and Chief Scientific Officer.   Dr. Alkon was appointed as Neurotrope’s President on September 16, 2016 and he has continued to serve in that role for Synaptogenix following the Spin-Off. Dr. Alkon served as the founding Scientific Director of the original Blanchette Rockefeller Neurosciences Institute (now known as CRE) from 1999 until September 23, 2016. He received his undergraduate degree in chemistry in 1965 at the University of Pennsylvania. After earning his M.D. at Cornell University and finishing an internship in medicine at the Mount Sinai Hospital in New York, he joined the staff of the National Institutes of Health where during his 30-year career he became a Medical Director in the U.S. Public Health Service at the National Institute for Neurological Disorders and Strokes and Chief of the Laboratory of Adaptive Systems. From June 2006 to September 23, 2016, Dr. Alkon was the Toyota Chair for Neurodegenerative Disease Research at CRE. In this position, he and his team conducted multidisciplinary research on the molecular and biophysical mechanisms of memory and memory dysfunction in psychiatric and neurological disorders, particularly AD. From October 2000 to September 28, 2016, Dr. Alkon was also a Professor at CRE and a Professor of Neurology at West Virginia University.

Board Structure and Directors

The below table sets forth information regarding our directors as of March 15, 2022:

Director	Age	Position	Date Named to Board of Directors
Joshua N. Silverman	51	Chairman of the Board of Directors	August 4, 2016
William S. Singer	81	Director; Vice-Chairman of the Board	August 23, 2013
Daniel L. Alkon, M.D.	79	Director	December 7, 2020
Bruce T. Bernstein	58	Director	November 14, 2016
Jonathan L. Schechter	48	Director	December 13, 2018
Alan J. Tuchman, M.D.	75	Director	December 7, 2020

Our Board is currently comprised of six members: Mr. Silverman, Mr. Singer, Mr. Bernstein, Mr. Schechter, Dr. Alkon and Dr. Tuchman.

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

Director Independence

Our Board has reviewed the materiality of any relationship that each of our directors and director nominees has with the Company, either directly or indirectly. Based upon this review, our Board has determined that the following members of the Board and director nominees are “independent directors” as defined by The Nasdaq Stock Market:

Joshua N. Silverman
William S. Singer
Bruce T. Bernstein
Jonathan L. Schechter

Staggered Board

Our certificate of incorporation provides that our business is to be managed by or under the direction of our Board. Our Board is divided into three classes for purposes of election. One class is elected at each annual meeting of stockholders to serve for a three-year term. Our Board consists of six members classified into three classes as follows: (1) Bruce T. Bernstein and Jonathan L. Schechter constitute the Class I directors and their current terms will expire at the 2022 annual meeting of stockholders (2) Alan Tuchman, M.D. and Daniel L. Alkon, M.D. constitute the Class II directors and their current terms will expire at the 2023 annual meeting of stockholders and (3) Joshua N. Silverman and William S. Singer constitute the Class III directors and their current terms will expire at the 2024 annual meeting of stockholders.

Board Committees

Our Board has established three committees, each of which is composed solely of independent directors:

●	The Audit Committee consists of Mr. Bernstein, as Chairman, Mr. Singer and Mr. Schechter.
●	The Compensation Committee consists of Mr. Silverman as Chairman, Mr. Bernstein and Mr. Singer.
●	The Nominating and Corporate Governance Committee consists of Mr. Singer, as Chairman, Mr. Bernstein and Mr. Silverman.

Each of the Committees has a written charter adopted by the Board; a current copy of each such charter is available to security holders on our website, http://www.synaptogen.com.

Audit Committee

The Audit Committee (a) assists the Board in fulfilling its oversight of: (i) the quality and integrity of the Company’s financial statements; (ii) the Company’s compliance with legal and regulatory requirements relating to the Company’s financial statements and related disclosures; (iii) the qualifications and independence of the Company’s independent auditors; and (iv) the performance of the Company’s independent auditors; and (b) prepares any reports that the rules of the SEC require be included in the Company’s annual proxy statement.

The Audit Committee of Synaptogenix was established in December 2020 and held five meetings in 2021. The Board has determined that each member of the Audit Committee is an independent director in accordance with the rules of The Nasdaq Stock Market and applicable federal securities laws and regulations. In addition, the Board has determined that each of Mr. Bernstein and Mr. Schechter is an “audit committee financial expert” within the meaning of Item 407(d)(5) of Regulation S-K and has designated each of them to fill that role. See “Directors, Executive Officers and Corporate Governance — Directors and Executive Officers” above for descriptions of the relevant education and experience of each member of the Audit Committee.

The Audit Committee is responsible for the oversight of the Company’s financial reporting process on behalf of the Board and such other matters as specified in the Committee’s charter or as directed by the Board. Our Audit Committee is directly responsible for the appointment, compensation, retention and oversight of the work of any registered public accounting firm engaged by us for the purpose of preparing or issuing an audit report or performing other audit, review or attest services for us (or to nominate the independent registered public accounting firm for stockholder approval), and each such registered public accounting firm must report directly to the Audit Committee. Our Audit Committee must approve in advance all audit, review and attest services and all non-audit services (including, in each case, the engagement and terms thereof) to be performed by our independent auditors, in accordance with applicable laws, rules and regulations.

Compensation Committee

The Compensation Committee (i) assists the Board in discharging its responsibilities with respect to compensation of the Company’s executive officers and directors, (ii) evaluates the performance of the executive officers of the Company, and (iii) administers the Company’s stock and incentive compensation plans and recommends changes in such plans to the Board as needed.

The Compensation Committee was established in December 2020 and held three meetings in 2021. The Board has determined that each member of the Compensation Committee is an independent director in accordance with the rules of The Nasdaq Stock Market and applicable federal securities laws and regulations.

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

The Nominating and Corporate Governance Committee was established in December 2020 and held one meeting in 2021. The Board has determined that each member of the Nominating and Corporate Governance Committee is an independent director in accordance with the rules of The Nasdaq Stock Market and applicable federal securities laws and regulations.

The Nominating and Corporate Governance Committee considers any timely submitted and qualified director candidates recommended by any security holder entitled to vote in an election of Directors. To date no security holders have made any such recommendations.

Pursuant to our by-laws, nominations of persons for election to the Board at an annual meeting or at any special meeting of stockholders for the purpose of electing directors may be made by or at the direction of the Board, by any nominating committee or person appointed for such purpose by the Board, or by any stockholder of record entitled to vote for the election of directors at the meeting who complies with the following notice procedures. Such nominations, other than those made by, or at the direction of, or under the authority of the Board, shall be made pursuant to timely notice in writing to the Secretary of the Company by a stockholder of record at such time. To be timely, a stockholder’s notice must be delivered to or mailed and received at the principal executive offices of the Company (a) in the case of an annual meeting, not less than 90 nor more than 120 days prior to the one-year anniversary of the date of the annual meeting of the previous year; provided, however, that if the annual meeting is called for a date that is not within 30 days before or after such anniversary date, notice by the stockholder in order to be timely must be so received no earlier than 120 days prior to such annual meeting and not later than the close of business on the tenth day following the day on which notice of the date of the annual meeting was mailed or public disclosure of the date of the annual meeting was made, whichever first occurs; and (b) in the case of a special meeting of stockholders for the purpose of electing directors, not earlier than 120 days prior to such special meeting and not later than the close of business on the tenth day following the day on which notice of the date of the special meeting was mailed or public disclosure of the date of the special meeting was made, whichever first occurs. Such stockholder’s notice to the Secretary must set forth (a) as to each person whom the stockholder proposes to nominate for election or re-election as a director, (i) the name, age, business address and residence address of the person, (ii) the principal occupation or employment of the person, (iii) the class and number of shares of capital stock of the Company, if any, which are beneficially owned by the person and (iv) any other information relating to the person that is required to be disclosed in solicitations for proxies for election of directors pursuant to Regulation 14A under the Exchange Act or other applicable law; and (b) as to the stockholder giving the notice (i) the name and record address of the stockholder and (ii) the class and number of shares of capital stock of the Company which are beneficially owned by the stockholder. The chairman of the meeting may, if the facts warrant, determine and declare to the meeting that a nomination was not made in accordance with the foregoing procedures, and the defective nomination will be disregarded.

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

Involvement in Certain Legal Proceedings

None of our directors or executive officers has been involved in any of the following events during the past ten years:

●	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
●	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);
●	being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; or
●	being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee consists of Mr. Silverman as Chairman, Mr. Singer and Mr. Bernstein. No member of the Compensation Committee has been an officer or employee of the Company. None of our executive officers serves on the Board or compensation committee of a company that has an executive officer that serves on our Board or Compensation Committee.

Family Relationships

There are no family relationships among our directors or executive officers.

Item 11. Executive Compensation.

This section describes both the current compensation practices of Synaptogenix as well as the historical compensation practices of Neurotrope.

The following table sets forth information concerning the total compensation paid or accrued by Synaptogenix and Neurotrope during the last two fiscal years ended December 31, 2021, except that following the Spin-Off, the table sets for information concerning the total compensation paid or accrued by us, to (i) all individuals that served as our principal executive officer or acted in a similar capacity for us at any time during the fiscal year ended December 31, 2021; (ii) the two most highly compensated executive officers other than the principal executive officer who were serving as executive officers at December 31, 2021; and (iii) up to two additional individuals for whom disclosure would have been required pursuant to clause (ii) above but for the fact that the individual was not serving as an executive officer at December 31, 2021 (collectively, the “named executive officers”).

The Compensation Committee of the Board is responsible for determining executive compensation (1).

							Non-
							Qualified
	Fiscal Year					Non-Equity	Deferred	All Other
	Ended			Stock	Options	Incentive Plan	Compensation	Compensation
Name & Principal Position	December 31	Salary ($)	Bonus ($)(3)	Awards ($)(8)	Awards ($)(7)	Compensation	Earnings	(4)(5)(6)	Total ($)
Charles S. Ryan Former CEO	2021	—	—	—	—	—	—	—	—
	2020	389,583	—	—	35,976	—	—	709,567	1,135,126
Dr. Alan J. Tuchman Chief Executive Officer (2)	2021	222,000	150,000	585,000	106,759	—	—	4,140	1,067,899
	2020	184,375	—	—	—	—	—	—	184,375
Robert Weinstein CFO, Secretary and Executive Vice President	2021	300,780	150,000	585,000	94,706	—	—	54,265	1,184,751
	2020	297,500	100,000		121,420	—	—	97,144	616,064
Daniel L. Alkon MD President and CSO	2021	325,000	150,000	780,000	266,028	—	—	—	1,496,028
	2020	300,000	—	—	35,976	—	—	—	335,976

(1)	Represents Synaptogenix data for period January 1, 2020 to December 31, 2020. Synaptogenix (formerly Neurotrope Bioscience, Inc.) was spun out from Neurotrope as of December 2, 2020.
(2)	Dr. Tuchman was acting Chief Medical Officer until November 2020.
(3)	$150,000 paid in March 2022 for 2021 for Drs. Tuchman and Alkon and Mr. Weinstein, $100,000 paid in fiscal 2021 for 2020 for Mr. Weinstein.
(4)	Mr. Weinstein and Dr. Ryan’s 2020 and 2021 amounts reflect healthcare payments and insurance premiums paid on their behalf.
(5)	Includes $49,335 paid to Mr. Weinstein for all accrued vacation in lieu of severance for moving from Neurotrope to Synaptogenix in 2020.

(6)	Includes severance payments of $650,000 pursuant to Dr. Ryan’s separation agreement signed on December 2, 2020 payable in 2021.
(7)	Dr. Tuchman, pursuant to his employment letter dated December 2, 2020, was awarded 12,575 stock options which were approved by the Synaptogenix Board of Directors on January 19, 2021.
(8)	Represents restricted stock units valued at time of grant. 100% will vest in September 2022.

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

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table

Alan J. Tuchman, MD.   Synaptogenix is party to an offer letter as of December 7, 2020 (the “Start Date”), with Alan J. Tuchman, MD, pursuant to which Dr. Tuchman serves as Synaptogenix’s Chief Executive Officer. Under the terms of Dr. Tuchman’s offer letter, Dr. Tuchman receives an initial annual base salary of $222,000, with an annual discretionary bonus of up to 50% of his base salary then in effect. Dr. Tuchman also received an initial equity grant of options to purchase a number of shares of Common Stock equal to at least 1% of the Company’s outstanding shares of Common Stock immediately following the Spin-Off. As of December 7, 2021, such options are fully vested. The term of Dr. Tuchman’s employment pursuant to the offer letter is one year, which shall be extended automatically for six month periods unless either party gives timely written notice. As of December 31, 2021, Dr. Tuchman’s agreement has been extended until June 7, 2022. If Dr. Tuchman is terminated within the period which is after the one year anniversary of the Start Date, Dr. Tuchman will receive severance equal to two (2) months of his base salary.

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

2020 Equity Incentive Plan

In connection with the Spin-Off, the Company adopted the 2020 Equity Incentive Plan (the “2020 Plan”) in November 2020. The purpose of the 2020 Plan is to allow non-employee directors and selected employees, officers and consultants (“Grantees”) to acquire equity ownership in the Company, thereby strengthening their commitment to the Company’s success and incentivizing their efforts on behalf of the Company. The 2020 Plan is also intended to assist the Company in attracting new employees and Board members and retaining existing ones. Finally, the 2020 Plan supports and increases our ability to facilitate the sustained progress, growth and profitability of the Company.

On April 7, 2021, the Company held a special meeting of stockholders (“Special Meeting”). At the Special Meeting, the Company’s stockholders approved an amendment to the Company’s 2020 Plan to increase the total number of shares of Common Stock from 250,000 to an aggregate of 625,000 shares of Common Stock.

The Compensation Committee of our Board (the “Committee”) will administer the 2020 Plan and have full power to grant stock options and Common Stock, construe and interpret the 2020 Plan, establish rules and regulations and perform all other acts, including the delegation of administrative responsibilities, as it believes reasonable and proper. Any decision made or action taken by the Committee arising out of or in connection with the interpretation and administration of the 2020 Plan will be final and conclusive. The Committee, in its absolute discretion, may award Common Stock to employees, consultants, and directors of the Company, and such other persons as the Committee may select, and permit holders of options to exercise such options prior to full vesting.

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

Outstanding Equity Awards at 2021 Fiscal Year-End

The following table shows grants of stock options and grants of unvested stock awards outstanding on the last day of the fiscal year ended December 31, 2021, including both awards subject to performance conditions and non-performance-based awards, to each of the executive officers named in the Summary Compensation Table.

	Option Awards						Stock Awards
Equity
										Equity	Incentive
				Equity						Incentive	Plan Awards:
				Incentive						Plan	Market or
				Plan						Awards:	Payout
				Awards:					Market	Number of	Value of
	Number Of	Number of		Number of			Number Of		Value of	Unearned	Unearned
	Securities	Securities		Securities			Shares or		Shares or	Shares,	Shares,
	Underlying	Underlying		Underlying			Units of		Units of	Units or	Units or
	Unexercised	Unexercised		Unexercised	Option	Option	Stock That		Stock That	Other Rights	Other Rights
	Options (#)	Options (#)		Unearned	Exercise	Expiration	Have Not		Have Not	That Have	That Have
Name	Exercisable	Unexercisable		Options (#)	Price ($)	Date	Vested (#)		Vested ($)(1)	Not Vested (#)	Not Vested ($)
T (a)	(b)	(c)		(d)	(e)	(f)	(g)		(h)	(i)	(j)
Charles S. Ryan Former CEO	—	—		—	—	—	—		—	—	—
Dr. Alan J. Tuchman Chief Executive Officer	12,575	—		—	$9.84	01/13/2031	60,000	(2)	$510,600	—	—
Robert Weinstein CFO, Secretary and Executive Vice President	5,562	5,563	(3)	—	$9.84	1/13/2031	60,000	(2)	$510,600	—	—
Daniel L. Alkon MD President and CSO	15,625	15,625	(3)	—	$9.84	01/13/2031	80,000	(2)	$680,800	—	—

(1)	The market values of restricted stock units are determined by multiplying the number of shares by $8.51, the closing price of our common stock on the Nasdaq Capital Market on December 31, 2021.
(2)	The restricted stock units shall vest on July 13, 2022.
(3)	The options shall vest in full on January 13, 2022.

Director Compensation

Synaptogenix reimburses all of its directors for all reasonable out-of-pocket expenses incurred in connection with their attendance at meetings of the Board. On March 12, 2021, Synaptogenix adopted a new nonemployee director compensation policy (the “Director Compensation Policy”). The Director Compensation Policy provides for the annual automatic grant of nonqualified stock options to purchase up to 6,000 shares of Synaptogenix’s Common Stock to each of Synaptogenix’s nonemployee directors. Such grants shall occur annually on the fifth business day after the filing of Synaptogenix’s Annual Report on Form 10-K and shall vest on the one-year anniversary from the date of grant subject to the director’s continued service on the Board on the vesting date. The Director Compensation Policy also provides for the automatic grant of nonqualified stock options to purchase up to 4,800 shares of Synaptogenix’s Common Stock, plus options to purchase an additional 1,200 shares of Common Stock for service on a committee of the Board, to each newly appointed director following the date of his or her appointment. Such options shall vest as follows: fifty percent (50%) on the date of the grant, twenty-five percent (25%) on the one year anniversary from the date of the grant, and twenty-five percent (25%) on the second year anniversary from the date of the grant, subject to the director’s continued service on the Board on the applicable vesting dates. Each nonemployee director will also receive an annual retainer, in the amount of $120,000 for Synaptogenix’s Chairman of the Board, $80,000 for the Vice Chairman of the Board and $25,000 for each other nonemployee board member. In addition, the Chairman of each of the Audit, Compensation, and Nominating and Governance Committees will receive an additional $40,000 retainer.

The following table provides information concerning the compensation of Synaptogenix’s directors for the year ended December 31, 2021.

				Non-equity
	Fees			incentive	Non-qualified
	earned			plan	deferred	All other
	or paid	Stock	Option	compensation	compensation	Compensation
Name (a)	in cash ($)(b)	awards ($)(c)(6)	awards ($)(d)(1)	($)(e)	earnings ($)(f)	($)(g)	Total ($)(h)
Joshua Silverman (2)	240,000	877,500	278,746	—	—	—	1,396,246
William S. Singer	80,000	585,000	87,206	—	—	—	752,206
Alan J. Tuchman (3)	—	—	—	—	—	—	—
Daniel Alkon (4)	—	—	—	—	—	—	—
Bruce T. Bernstein	40,000	487,500	85,078	—	—	—	612,578
George Perry, PhD.(5)	18,750	390,000	41,024	—	—	—	449,774
Jonathan L. Schechter	40,000	438,750	66,563	—	—	—	545,313

(1) These amounts represent the aggregate grant date fair value of options granted to each director in 2021 computed in accordance with FASB ASC Topic 718.

(2) Fees represent payments for consulting services provided by Mr. Silverman and Chairman of the Board fees.

(3) Dr. Tuchman joined the Board on December 2, 2020. His compensation for 2021 is included in Officer’s Compensation table.

(4) Dr. Alkon joined the Board on December 2, 2020. His compensation for 2021 is included in Officer’s Compensation table.

(5) Dr. Perry resigned on September 30, 2021 and joined the Company’s Scientific Advisory Board.

●	(6) Represents restricted stock units valued at time of grant. 100% will vest in September 2022.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Security Ownership of Certain Beneficial Owners

The following table sets forth information with respect to the beneficial ownership of our Common Stock as of March 15, 2022, by (i) each stockholder known by us to be the beneficial owner of more than 5% of our Common Stock (our only class of voting securities), (ii) each of our directors and executive officers, and (iii) all of our directors and executive officers as a group. To the best of our knowledge, except as otherwise indicated, each of the persons named in the table has sole voting and investment power with respect to the shares of our Common Stock beneficially owned by such person, except to the extent such power may be shared with a spouse. To our knowledge, none of the shares listed below are held under a voting trust or similar agreement, except as noted.

	Common	Percent of
	Stock	Common Stock
	Beneficially	Beneficially
Name and Address of Beneficial Owner(1)	Owned	Owned(2)[8]
More than 5% stockholders:
Intracoastal Capital LLC(3)	740,339	9.81%
George W. Haywood(4)	485,000	6.87%

Directors and Named Executive Officers:
Daniel L. Alkon(5)	32,735	*
Bruce T. Bernstein(6)	10,078	*
Jonathan Schechter(7)	10,325	*
Joshua N. Silverman(8)	37,750	*
William S. Singer(9)	10,250	*
Alan J. Tuchman(10)	12,575	*
Robert Weinstein(11)	11,389	*
All current directors and executive officers as a group (7 persons)	125,102	1.81%

*Represents beneficial ownership of less than 1% of the outstanding shares.

(1)	Unless otherwise indicated, the business address for each stockholder listed is c/o Synaptogenix, Inc., 1185 Avenue of the Americas, 3rd Floor, New York, NY 10036.
(2)

Applicable percentage ownership is based on 6,809,647 shares of our Common Stock outstanding, together with securities exercisable or convertible into shares of our Common Stock within 60 days of March 20, 2022 for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. The shares issuable pursuant to the exercise or conversion of such securities are deemed outstanding for the purpose of computing the percentage of ownership of the security holder, but are not treated as outstanding for the purpose of computing the percentage of ownership of any other person.

(3)

The shares reflected as beneficially owned by Intracoastal Capital, LLC (“Intracoastal”) in the table above consist of (i) 400 shares of Common Stock held by Intracoastal, (ii) 250,000 shares of Common Stock issuable upon exercise of a warrant held by Intracoastal (“Intracoastal Warrant 1”), (iii) 250,000 shares of Common Stock issuable upon exercise of a second warrant held by Intracoastal (“Intracoastal Warrant 2”), (iv) 93,940 shares of Common Stock issuable upon exercise of a third warrant held by Intracoastal (“Intracoastal Warrant 3”) and (v) 145,999 shares of Common Stock issuable upon exercise of a fourth warrant held by Intracoastal (“Intracoastal Warrant 4”). The foregoing excludes 119,007 shares of Common Stock issuable upon exercise of a fifth warrant held by Intracoastal (“Intracoastal Warrant 5”) because Intracoastal Warrant 5 contains a blocker provision under which the holder thereof does not have the right to exercise Intracoastal Warrant 5 to the extent (but only to the extent) that such exercise would result in beneficial ownership by the holder thereof, together with the holder’s affiliates, and any other persons acting as a group together with the holder or any of the holder’s affiliates, of more than 9.99% of the Common Stock. Mitchell P. Kopin and Daniel B. Asher, each of whom are managers of Intracoastal, have shared voting control and investment discretion over the securities reported herein that are held by Intracoastal. This information is based solely on a Schedule 13G/A filed by Intracoastal with the SEC on February 11, 2022.

(4)

Includes 250,000 shares underlying warrants, exercisable within 60 days of March 15, 2021. This information is based solely on a Schedule 13G/A filed by George W. Haywood with the SEC on February 10, 2022.

(5)	Consists of 1,485 shares of Common Stock and options to purchase 31,250 shares of Common Stock that are exercisable within 60 days of March 15, 2022.
(6)	Consists of 78 shares of Common Stock and options to purchase 10,000 shares of Common Stock that are exercisable within 60 days of March 15, 2021.
(7)	Consists of 2,500 shares of Common Stock and options to purchase 7,825 shares of Common Stock that are exercisable within 60 days of March 15, 2021.
(8)	Consists of 5,000 shares of Common Stock and options to purchase 32,750 shares of Common Stock that are exercisable within 60 days of March 15, 2021.
(9)	Consists of options to purchase 10,250 shares of Common Stock that are exercisable within 60 days of March 15, 2021.
(10)	Consists of options to purchase 12,575 shares of Common Stock that are exercisable within 60 days of March 15, 2021.
(11)

Consists of 198 shares of Common Stock, warrants to purchase 66 shares of Common Stock that are exercisable within 60 days of March 15, 2021 and options to purchase 11,125 shares of Common Stock that are exercisable within 60 days of March 15, 2021.

Item 13.Certain Relationships and Related Transactions, and Director Independence.

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

On August 4, 2016, Neurotrope entered into a consulting agreement with SM Capital Management, LLC (“SMCM”), a limited liability company owned and controlled by the Company’s Chairman of the Board, Mr. Joshua N. Silverman (the “Consulting Agreement”). Pursuant to the Consulting Agreement, SMCM shall provide consulting services which shall include, but not be limited to, providing business development, financial communications and management transition services, for a one-year period, subject to annual review thereafter. SMCM’s annual consulting fee is $120,000, payable by the Company in monthly installments of $10,000. In addition, SMCM shall be reimbursed for (i) all pre-approved travel in connection with the consulting services to the Company, (ii) upon submission to the Company of appropriate vouchers and receipts, for all other out-of-pocket expenses reasonably incurred by SMCM in furtherance of the Company’s business. This contract was assigned to Synaptogenix on December 1, 2020.

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

Item 14.Principal Accountant Fees and Services.

The Company has engaged Friedman LLP as its independent auditors since August 23, 2013. The following table presents fees for professional audit services rendered by Friedman LLP for the audit of the Company’s annual financial statements for the years ended December 31, 2021 and December 31, 2020 (including internal controls) and fees billed for other services rendered by Friedman LLP during those periods.

	2021	2020
Audit fees:	$151,900	$245,400
Audit related fees:	—	—
Tax fees:	—	—
All other fees:	—	—
Total	$151,900	$245,400

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

PART IV

Item 15.Exhibits and Financial Statements Schedules.

(a). The following documents are filed as part of this Annual Report on Form 10-K:

(a)(1) and (2). See “Index to Financial Statements and Financial Statement Schedules” at Item 8 to this Annual Report on Form 10-K. Other financial statement schedules have not been included because they are not applicable or the information is included in the financial statements or notes thereto.

(a)(3) Exhibits

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibit Number

3.1

Amended and Restated Certificate of Incorporation of Synaptogenix, Inc., dated as of December 7, 2020 (incorporated by reference from Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 10, 2020).

3.2	Bylaws of Synaptogenix, Inc. (incorporated by reference from Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 10, 2020).

4.1	Form of Series A Common Stock Warrant (incorporated by reference from Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1, filed with the SEC).

4.2	Form of Series B Common Stock Warrant (incorporated by reference from Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on October 9, 2020).

4.3	Form of Series C Common Stock Warrant (incorporated by reference from Exhibit 4.3 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on October 9, 2020).

4.4	Form of Series D Common Stock Warrant (incorporated by reference from Exhibit 4.4 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on October 9, 2020).

4.5	Form of Series E Warrant (incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 22, 2021).

4.6	Form of Series F Warrant (incorporated by reference from Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 22, 2021).

4.7	Form of Series G Warrant (incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 16, 2021).

4.8	Form of Pre-Funded Warrant (incorporated by reference from Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 22, 2021).

4.9	Form of Pre-Funded Warrant (incorporated by reference from Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 16, 2021).

4.10	Form of Broker Warrant (incorporated by reference from Exhibit 4.4 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 22, 2021).

4.11	Form of Broker Warrant (incorporated by reference from Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 16, 2021).

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

10.5†	2020 Equity Incentive Plan of Synaptogenix, Inc. (incorporated by reference from Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 10, 2020).

10.6†	Amendment to the Synaptogenix, Inc. 2020 Equity Incentive Plan (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 8, 2021).

10.6†

Form of Stock Option Agreement under 2020 Equity Incentive Plan of Synaptogenix, Inc. (incorporated by reference from Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 10, 2020).

10.7†*

Employment Agreement, dated as of October 1, 2013, between Neurotrope, Inc., and Robert Weinstein (assumed by Synaptogenix, Inc. on December 7, 2020) (incorporated by reference to Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on March 30, 2021).

10.8†*

Nonemployee Director Compensation Policy (incorporated by reference to Exhibit 10.8 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on March 30, 2021).

10.9†*

Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.9 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on March 30, 2021).

10.10*

Amended and Restated Technology License and Services Agreement among Neurotrope BioScience, Inc., Blanchette Rockefeller Neurosciences Institute and NRV II, LLC, made as of February 4, 2015 (incorporated by reference to Exhibit 10.10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on March 30, 2021).

10.11*

Statement of Work Agreement dated February 4, 2015, and effective as of October 1, 2014, between Neurotrope Bioscience, Inc. and CRE (incorporated by reference to Exhibit 10.11 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on March 30, 2021).

10.12*+

Services Agreement between Neurotrope BioScience, Inc. and Worldwide Clinical Trials, Inc., dated October 9, 2015 (incorporated by reference to Exhibit 10.12 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on March 30, 2021).

10.13*

Amendment to Amended and Restated Technology License and Services Agreement among Neurotrope BioScience, Inc., Blanchette Rockefeller Neurosciences Institute and NRV II, LLC, dated November 12, 2015 (incorporated by reference to Exhibit 10.13 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on March 30, 2021).

10.14*

Letter Agreement between the Neurotrope, Inc. and Neurosciences Research Ventures, Inc. regarding NRV Director Nominees, dated November 12, 2015 (assumed by Synaptogenix, Inc. on December 7, 2020) (incorporated by reference to Exhibit 10.14 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on March 30, 2021).

10.15*

Statement of Work Agreement between Neurotrope BioScience, Inc. and Blanchette Rockefeller Neurosciences Institute, dated November 12, 2015 (incorporated by reference to Exhibit 10.15 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on March 30, 2021).

10.16*+

Services Agreement by and between Neurotrope, Inc. and Worldwide Clinical Trials, Inc., dated as of May 4, 2018 (assumed by Synaptogenix, Inc. on December 7, 2020) (incorporated by reference to Exhibit 10.16 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on March 30, 2021).

10.17*

Second Amendment to the Amended and Restated Technology License by and between Neurotrope BioScience, Inc. and Cognitive Research Enterprises, Inc., dated November 29, 2018 (incorporated by reference to Exhibit 10.17 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on March 30, 2021).

10.18*

Securities Purchase Agreement, dated January 21, 2021, by and among Synaptogenix, Inc. and the Buyers signatory thereto (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on January 22, 2021).

10.19*

Securities Purchase Agreement, dated June 14, 2021, by and among Synaptogenix, Inc. and the Buyers signatory thereto (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on June 16, 2021).

10.20*

Registration Rights Agreement, dated January 21, 2021, by and among Synaptogenix, Inc. and the Buyers signatory thereto (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on January 22, 2021).

10.21*

Registration Rights Agreement, dated June 14, 2021, by and among Synaptogenix, Inc. and the Buyers signatory thereto (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on June 16, 2021).

10.22*

Engagement Letter, dated January 20, 2021, by and between Synaptogenix, Inc. and Katalyst Securities LLC (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K, filed on January 22, 2021).

10.23*

Engagement Letter, dated June 14, 2021, by and between Synaptogenix, Inc. and Katalyst Securities LLC (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K, filed on June 16, 2021).

10.24*

Placement Agency Agreement, dated January 21, 2021, by and between Synaptogenix, Inc., and GP Nurmenkari Inc. (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K, filed on January 22, 2021).

21.1	Subsidiaries of the Company (incorporated by reference from Exhibit 21.1 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on February 8, 2021).

23.1	Consent of Friedman LLP

31.1*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive Officer

31.2*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Financial and Accounting Officer

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

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)

*	Filed herewith.
**	Schedules and exhibits omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant will furnish a copy of any omitted schedule or exhibit as a supplement to the SEC or its staff upon request.

†Management contract or compensatory plan or arrangement.

+Certain confidential portions of this Exhibit were omitted because the identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, thereunto duly authorized in the City of New York, New York, on March 29, 2022.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Alan J. Tuchman, M.D.	Chief Executive Officer and Director	March 29, 2022
Alan J. Tuchman, M.D.	(Principal Executive Officer)

/s/ Robert Weinstein	Chief Financial Officer	March 29, 2022
Robert Weinstein	(Principal Financial and Principal Accounting Officer)

/s/ Joshua N. Silverman	Director and Chairman of the Board	March 29, 2022
Joshua N. Silverman

/s/ William S. Singer	Director and Vice-Chairman of the Board	March 29, 2022
William S. Singer

/s/ Bruce T. Bernstein	Director	March 29, 2022
Bruce T. Bernstein

/s/ Jonathan L. Schechter	Director	March 29, 2022
Jonathan L. Schechter

/s/ Daniel Alkon, M.D.	Director	March 29, 2022
Daniel Alkon, M.D.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Synaptogenix, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Synaptogenix, Inc. (the “Company”) as of December 31, 2021 and 2020, and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

East Hanover, NJ

March 29, 2022

SYNAPTOGENIX, INC.

BALANCE SHEETS

ASSETS
	December 31,	December 31,
	2021	2020
CURRENT ASSETS
Cash and cash equivalents	$34,213,989	$5,795,055
Prepaid Clinical trial expenses	1,271,537	781,798
Prepaid expenses and other current assets	18,689	151,936

TOTAL CURRENT ASSETS	35,504,215	6,728,789

Fixed assets, net of accumulated depreciation	20,445	22,212

TOTAL ASSETS	$35,524,660	$6,751,001

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$1,296,506	$1,260,335
Accrued expenses	698,406	352,154

TOTAL CURRENT LIABILITIES	1,994,912	1,612,489

Commitments and contingencies

SHAREHOLDERS’ EQUITY
Preferred stock - 1,000,000 shares authorized as of December 31, 2021, $0.0001 par value; 0 shares issued and outstanding as of December 31, 2021 and 2020	—	—
Common stock - 150,000,000 shares authorized as of December 31, 2021, $0.0001 par value; 6,730,180 shares issued and outstanding as of December 31, 2021 and 1,257,579 shares as of December 31, 2020.	674	126
Additional paid-in capital	47,670,744	6,668,859
Accumulated deficit	(14,141,670)	(1,530,473)

TOTAL SHAREHOLDERS’ EQUITY	33,529,748	5,138,512

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$35,524,660	$6,751,001

See accompanying notes to the financial statements.

SYNAPTOGENIX, INC.

STATEMENTS OF OPERATIONS

	Year Ended	Year Ended
	December 31,	December 31,
	2021	2020
OPERATING EXPENSES:
Research and development	$4,336,414	$3,069,034
General and administrative	8,281,893	8,087,376

TOTAL OPERATING EXPENSES	12,618,307	11,156,410

OTHER INCOME (EXPENSE):
Warrant amendment expense	—	(1,700,000)
Interest income	7,110	153,213

TOTAL OTHER INCOME (EXPENSE)	7,110	(1,546,787)

Net loss before income taxes	12,611,197	12,703,197

Provision for income taxes	—	—

Net loss	12,611,197	12,703,197

Deemed dividend as a result of common stock and warrants issued pursuant to Spin-Off	—	2,427,000

Net loss attributable to common shareholders	$12,611,197	$15,130,197

PER SHARE DATA:

Basic and diluted loss per common share	$2.51	$12.03

Basic and diluted weighted average common shares outstanding	5,015,100	1,257,579

See accompanying notes to the financial statements.

SYNAPTOGENIX, INC.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Year Ended December 31, 2020
					Additional	Parent
	Common Stock		Preferred Stock		Paid-In	Company	Accumulated
	Shares	Amount	Shares	Amount	Capital	Investment	Deficit	Total

Balance January 1, 2020	—	$—	—	$—	$—	$17,418,765	$—	$17,418,765

Net change in Parent company investment	—	—	—	—	—	16,524,189	—	16,524,189

Parent company stock based compensation	—	—	—	—	—	1,701,376	—	1,701,376

Consulting services paid by issuance of Parant company common stock	—	—	—	—	—	120,000	—	120,000

Consulting services paid by issuance of Parant company common stock warrants	—	—	—	—	—	380,740	—	380,740

Warrant amendment expense	—	—	—	—	—	1,700,000	—	1,700,000

Net loss	—	—	—	—	—	(11,172,724)	—	(11,172,724)

Balance at December 2, 2020 (Spin-Off)	—	—	—	—	—	26,672,346	—	26,672,346

Distribution to Petros Pharmaceuticals, Inc. pursuant to merger of Parent company with Metuchen Pharmaceuticals, LLC	—	—	—	—	—	(20,003,361)	—	(20,003,361)

Capitalization at spin-off	1,257,579	126	—	—	6,668,859	(6,668,985)	—	—

Net loss	—	—	—	—	—	—	(1,530,473)	(1,530,473)

Balance December 31, 2020	1,257,579	$126	$—	$—	$6,668,859	$—	$(1,530,473)	$5,138,512

	Year Ended December 31, 2021
					Additional	Parent
	Common Stock		Preferred Stock		Paid-In	Company	Accumulated
	Shares	Amount	Shares	Amount	Capital	Investment	Deficit	Total

Balance January 1, 2021	1,257,579	$126	—	$—	$6,668,859	$—	$(1,530,473)	$5,138,512

Reverse stock split redemptions	(345)	—	—	—	(1,529)	—	—	(1,529)

Stock based compensation	—	—	—	—	3,282,384	—	—	3,282,384

Issuance of warrants for consulting fees	—	—	—	—	560,033	—	—	560,033

Issuance of common stock for consulting fees	3,763	—	—	—	27,159	—	—	27,159

Private placements of common stock and warrants	3,837,580	384	—	—	23,783,776	—	—	23,784,160

Exercise of common stock warrants	1,631,603	164	—	—	13,350,062	—	—	13,350,226

Net loss	—	—	—	—	—	—	(12,611,197)	(12,611,197)

Balance December 31, 2021	6,730,180	$674	—	$—	$47,670,744	$—	$(14,141,670)	$33,529,748

See accompanying notes to the financial statements.

SYNAPTOGENIX, INC.

STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	December 31, 2021	December 31, 2020
CASH FLOW USED IN OPERATING ACTIVITIES
Net loss	$(12,611,197)	$(12,703,197)
Adjustments to reconcile net loss to net
cash used by operating activities
Parent company stock based compensation	—	1,701,376
Stock based compensation	3,282,384	—
Consulting services paid by issuance of common stock	27,159	—
Consulting services paid by issuance of common stock warrants	560,033	—
Consulting services paid by issuance of Parent company common stock	—	120,000
Consulting services paid by issuance of Parent company common stock warrants	—	380,740
Warrant amendment expense	—	1,700,000
Depreciation expense	4,966	4,872
Change in assets and liabilities
(Increase) in prepaid expenses	(356,492)	(439,622)
Increase in accounts payable	36,172	847,254
Increase in accrued expenses	346,250	286,179
Total adjustments	3,900,472	4,600,799

Net Cash Used in Operating Activities	(8,710,725)	(8,102,398)

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchase of fixed assets	(3,199)	(5,413)

Net Cash Used in Investing Activities	(3,199)	(5,413)

CASH FLOWS FROM FINANCING ACTIVITIES
Private placements of common stock and warrants	23,784,161	—
Proceeds from exercise of investor warrants	13,350,226	—
Cash in lieu of shares for reverse stock split	(1,529)	—
Net transfer from parent	—	16,524,189
Distribution to Petros Pharmaceuticals, Inc. pursuant to merger of
Neurotrope, Inc. with Metuchen Pharmaceuticals, LLC	—	(20,003,361)

Net Cash Provided by Financing Activities	37,132,858	(3,479,172)

NET INCREASE IN CASH AND EQUIVALENTS	28,418,934	(11,586,983)

CASH AND EQUIVALENTS AT BEGINNING OF YEAR	5,795,055	17,382,038

CASH AND EQUIVALENTS AT END OF YEAR	$34,213,989	$5,795,055

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Deemed dividend as a result of common stock and warrants issued pursuant to Spin-Off	$—	$2,427,000

See accompanying notes to the financial statements.

SYNAPTOGENIX, INC.

NOTES TO FINANCIAL STATEMENTS

Unless the context otherwise indicates, references in these Notes to the accompanying financial statements to “we,” “us,” “our” and “the Company” refer to Synaptogenix, Inc. (formerly known as Neurotrope Bioscience, Inc.), a Delaware corporation. References to “Neurotrope”, “Parent Company” or “Parent” refer to Neurotrope, Inc., a Nevada corporation. Unless otherwise noted, all share and per share data give effect to the 1-for-4 reverse stock split of our common stock that was effected on May 19, 2021.

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

In connection with the separation from Neurotrope, we entered into a Separation and Distribution Agreement and several other ancillary agreements. These agreements govern the relationship between the parties after the separation and allocate between the parties’ various assets, liabilities, rights and obligations following the separation, including employee benefits, intellectual property, information technology, insurance and tax-related liabilities

Spin-Off

On December 1, 2020, Neurotrope,and Petros Pharmaceuticals, Inc., a Delaware corporation (“Petros”) and formerly Metuchen Pharmaceuticals LLC, consummated their reverse merger transactions (the “Mergers”) contemplated by a certain Agreement and Plan of Merger dated as of May 17, 2020 (the “Merger Agreement”), as amended.

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

Liquidity Uncertainties

As of December 31, 2021, the Company had approximately $34.2 million in cash and cash equivalents as compared to $5.8 million at December 31, 2020. The Company expects that its current cash and cash equivalents, approximately $32.3 million as of the date of this annual report, which includes cash received during January and February, 2022 of approximately $0.6 million from the exercise of investor warrants, will be sufficient to support its projected operating requirements for at least the next 12 months from this date. The operating requirements include the current development plans for Bryostatin-1, our novel drug candidate targeting the activation of PKC epsilon and other development projects.

The Company expects to need additional capital in order to initiate and pursue potential additional development projects, including the continuing development beyond the current Phase 2 trial. Any additional equity financing, if available, may not be on favorable terms and would likely be significantly dilutive to the Company’s current stockholders, and debt financing, if available, may involve restrictive covenants. If the Company is able to access funds through collaborative or licensing arrangements, it may be required to relinquish rights to some of its technologies or product candidates that the Company would otherwise seek to develop or commercialize on its own, on terms that are not favorable to the Company. The Company’s ability to access capital when needed is not assured and, if not achieved on a timely basis, will likely have a materially adverse effect on our business, financial condition and results of operations.

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

CRE has entered into a material transfer agreement with the National Cancer Institute of the National Institutes of Health (“NCI”), pursuant to which the NCI has agreed to supply bryostatin required for the Company’s pre-clinical research and clinical trials. This agreement does not provide for a sufficient amount of bryostatin to support the completion of all of the clinical trials that the Company is required to conduct in order to seek U.S. Food and Drug Administration (“FDA”) approval. Therefore, CRE or the Company would have to enter into one or more subsequent agreements with the NCI for the supply of additional amounts of bryostatin. If CRE or the Company were unable to secure such additional agreements, or if the NCI otherwise discontinues the supply, the Company would have to either secure another source of bryostatin or discontinue its efforts to develop and commercialize Bryostatin-1 for the treatment of AD. In June 2020, the Company entered into a supply agreement (the “Supply Agreement”) with BryoLogyx Inc. (“BryoLogyx”), pursuant to which BryoLogyx agreed to be the Company’s exclusive supplier of synthetic bryostatin. Pursuant to the terms of the Supply Agreement, the Company received its initial order of one gram synthetic bryostatin. See Note 3.

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

Note 2 – Summary of Significant Accounting Policies:

Basis of Presentation:

Subsequent to the Spin-Off, the Company’s financial statements as of December 31, 2020 and for the period December 7, 2020 to December 31, 2020 are presented on a consolidated basis as the Company became a standalone public company on December 7, 2020. The Company’s combined financial statements for the period from January 1, 2020 through December 6, 2020 that is included in the results of operations for the year ending December 30, 2020 and were derived from the consolidated financial statements and accounting records of Neurotrope, the former Parent. These combined financial statements reflect the historical results of operations, financial position and cash flows of the former Parent’s Spin-Off business which was a wholly owned subsidiary of Neurotrope, Neurotrope Bioscience, Inc., and represented substantially all the business of Neurotrope. These financial statements reflect our financial position, results of operations and cash flows as we were historically managed, in conformity with accounting principles generally accepted in the United States (“GAAP”).

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

Cash and Cash Equivalents and Concentration of Credit Risk:

The Company considers all highly liquid cash investments with an original maturity of three months or less when purchased to be cash equivalents. At December 31, 2021, the Company’s cash balances that exceed the current insured amounts under the Federal Deposit Insurance Corporation (“FDIC”) were approximately $6.5 million. In addition, approximately $27.7 million included in cash and cash equivalents were invested in a money market fund, which is not insured under the FDIC.

Fixed Assets and Leases:

The Company has two leases,  one has a term of two years during the respective reporting periods. The Company has deemed the two year lease immaterial and has not recorded it as an obligation on the balance sheet nor a right-of-use asset.  The total future expense relating to this lease is approximately $50,000 per year.

Fixed assets are stated at cost less accumulated depreciation. Depreciation is computed on a straight line basis over the estimated useful life of the asset, which is deemed to be between three and ten years.

Research and Development Costs:

All research and development costs, including costs to maintain or expand the Company’s patent portfolio licensed from CRE are expensed when incurred. Non-refundable advance payments for research and development are capitalized because the right to receive those services represents an economic benefit. Such capitalized advances will be expensed when the services occur and the economic benefit is realized. There were no capitalized research and development services, other than non-refundable advance payments as mentioned above, at December 31, 2021 and December 31, 2020.

Loss Per Share of Common Stock:

On the Spin Off date, 1,257,579 shares of the Company’s common stock, par value $0.0001 per share (the Common Stock”) were distributed to Neurotrope stockholders as of November 30, 2020 (the “Record Date”). This share amount was being utilized for the calculation of basic earnings (loss) per share (“EPS”) for the periods prior to the Spin-Off because the Company was a wholly-owned subsidiary of Neurotrope prior to the Spin Off date. For the periods after the Spin-Off Date, EPS attributable to the Company’s common stockholders is based upon net income (loss) attributable to the Company’s common stockholders divided by the weighted-average number of Common Stock outstanding during the period. Pre-funded, or “penny” warrants were included in the calculation of outstanding shares for purposes of basic loss per share. For the periods when a net loss is reported, the computation of diluted EPS equals the basic EPS calculation since common stock equivalents were antidilutive due to losses from continuing operations.

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

The Company had federal and state net operating loss carryforwards for income tax purposes of approximately $79.1 million for the period from October 31, 2012 (inception) through December 31, 2021. The net operating loss carryforwards resulted in a deferred tax asset of approximately $16.6 million at December 31, 2021. Income tax effects of share-based payments are recognized in the financial statements for those awards that will normally result in tax deductions under existing tax law. The deferred tax asset is offset by a full valuation allowance.

The Company (collectively with Neurotrope, Inc. / Petros Pharmaceuticals, Inc.) may be subject to significant U.S. federal income tax-related liabilities with respect to our prior distribution of all of the issued and outstanding shares of the common stock of Neurotrope Bioscience, Inc., the former subsidiary of Neurotrope, to our stockholders as of and on November 30, 2020 (the “Spin-Off”), if there is a determination that the Spin-Off is taxable for U.S. federal income tax purposes. In connection with the Spin-Off, the Company believes substantially to the effect that, among other things, the Spin-Off should qualify as a tax-free transaction for U.S. federal income tax purposes under Section 355 and Section 368(a)(1)(D) of the Code. If the conclusions of the tax opinions are not correct, or if the Spin-Off is otherwise ultimately determined to be a taxable transaction, the Company would be liable for U.S. federal income tax related liabilities. Pursuant to the Separation and Distribution Agreement and the Tax Matters Agreement, Neurotrope agreed to indemnify Synaptogenix for certain liabilities, and Synaptogenix agreed to indemnify Neurotrope for certain liabilities, in each case for uncapped amounts. Indemnities that Synaptogenix may be required to provide Neurotrope are not subject to any cap, may be significant and could negatively impact Synaptogenix’s business, particularly with respect to indemnities provided in the Tax Matters Agreement. Third parties could also seek to hold Synaptogenix responsible for any of the liabilities that Neurotrope has agreed to retain. Further, the indemnity from Neurotrope may not be sufficient to protect Synaptogenix against the full amount of such liabilities, and Neurotrope may not be able to fully satisfy its indemnification obligations. Moreover, even if Synaptogenix ultimately succeeds in recovering from Neurotrope any amounts for which Synaptogenix is held liable, Synaptogenix may be temporarily required to bear these losses. At December 31, 2021 and as of the date of financial statement issuance date, the Company does not have any indemnification liabilities.

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

Expense Reimbursement for Grant Award:

The Company reduces its research and development expenses by funding received or receivable from an NIH grant during the period that the expenses are incurred. The Company recognized grant related expense reductions during the year ended December 31, 2021 of approximately $1.1 million and approximately $850,000 during the year ended December 31, 2020. See Note 5, “Clinical Trial Services Agreements.”

Of the total $2.7 million available from the NIH grant, approximately $2.6 million was received for trial-related expenses incurred since grant inception to December 31, 2021, with the remaining $0.1 million received during February 2022. The Company has received the maximum reimbursements under the grant.

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

Note 3– Collaborative Agreements and Commitments:

Stanford License Agreements

On May 12, 2014, the Company entered into a license agreement (the “Stanford Agreement”) with The Board of Trustees of The Leland Stanford Junior University (“Stanford”), pursuant to which Stanford has granted to the Company a revenue-bearing, world-wide right and exclusive license, with the right to grant sublicenses (on certain conditions), under certain patent rights and related technology for the use of bryostatin structural derivatives, known as “bryologs,” for use in the treatment of central nervous system disorders, lysosomal storage diseases, stroke, cardio protection and traumatic brain injury, for the life of the licensed patents. The Company is required to use commercially reasonable efforts to develop, manufacture and sell products (“Licensed Products”) in the Licensed Field of Use (as defined) during the term of the licensing agreement which expires upon the termination of the last valid claim of any licensed patent under this agreement. In addition, the Company must meet specific diligence milestones, and upon meeting such milestones, make specific milestone payments to Stanford. The Company must also pay Stanford royalties of 3% of net sales, if any, of Licensed Products (as defined) and milestone payments of up to $3.7 million dependent upon stage of product development. As of December 31, 2021, no royalties nor milestone payments have been required.

On January 19, 2017, the Company entered into a second license agreement with Stanford, pursuant to which Stanford has granted to the Company a revenue-bearing, world-wide right and exclusive license, with the right to grant sublicenses (on certain conditions), under certain patent rights and related technology for the use of “Bryostatin Compounds and Methods of Preparing the Same,” or synthesized bryostatin, for use in the treatment of neurological diseases, cognitive dysfunction and psychiatric disorders, for the life of the licensed patents. The Company paid Stanford $70,000 upon executing the license and is obligated to pay an additional $10,000 annually as a license maintenance fee. In addition, based upon certain milestones which include product development and commercialization, the Company will be obligated to pay up to an additional $2.1 million and between 1.5% and 4.5% royalty payments on certain revenues generated by the Company relating to the licensed technology. On November 9, 2021, the Company revised the existing licensing agreement with Stanford. The revisions extended all the required future product development and commercialization milestones. The Company is currently in full compliance with the revised agreement and is moving forward on its commitments. The Company has made all required annual maintenance payments. To-date, no royalties nor milestone payments have been earned or made.

Mt. Sinai License Agreement

On July 14, 2014, the Company entered into an Exclusive License Agreement (the “Mount Sinai Agreement”) with the Icahn School of Medicine at Mount Sinai (“Mount Sinai”). Pursuant to the Mount Sinai Agreement, Mount Sinai granted the Company (a) a revenue-bearing, world-wide right and exclusive license, with the right to grant sublicenses (on certain conditions), under Mount Sinai’s interest in certain joint patents held by the Company and Mount Sinai (the “Joint Patents”) as well as in certain results and data (the “Data Package”) and (b) a non-exclusive license, with the right to grant sublicenses on certain conditions, to certain technical information, both relating to the diagnostic, prophylactic or therapeutic use for treating diseases or disorders in humans relying on activation of Protein Kinase C Epsilon (“PKC ε”), which includes Niemann-Pick Disease (the “Mount Sinai Field of Use”). The Mount Sinai Agreement allows the Company to research, discover, develop, make, have made, use, have used, import, lease, sell, have sold and offer certain products, processes or methods that are covered by valid claims of Mount Sinai’s interest in the Joint Patents or an Orphan Drug Designation Application covering the Data Package (“Mount Sinai Licensed Products”) in the Mount Sinai Field of Use (as such terms are defined in the Mount Sinai Agreement).

The Company is required to pay Mt. Sinai milestone payments of $2 million upon approval of a new drug approval (“NDA”) in the United States and an additional $1.5 million for an NDA approval in the European Union or Japan. In addition, the Company is required to pay Mt. Sinai royalties on net sales of licensed product of 2.0% for up to $250 million of net sales and 3.0% of net sales over $250 million. Since inception, the Company has paid Mt. Sinai approximately $180,000 consisting of licensing fees of $105,000 plus development costs and patent fees of approximately $75,000. As of December 31, 2021, no royalties nor milestone payments have been required.

Agreements with BryoLogyx

On June 9, 2020, the Company entered into a supply agreement (the “Supply Agreement”) with BryoLogyx Inc. (“BryoLogyx”), pursuant to which BryoLogyx agreed to serve as the Company’s exclusive supplier of synthetic bryostatin. Pursuant to the terms of the Supply Agreement, the Company placed an initial order and subsequently received one gram of current good manufacturing practice (“cGMP”) synthetic bryostatin as an active pharmaceutical ingredient to be used in a drug product (“API”). The Company may place additional orders for API beyond the initial order by making a written request to BryoLogyx no later than six months prior to the requested delivery date. The Company is not currently using synthetic bryostatin for its current Phase 2 clinical trial and will determine when to incorporate the synthetic into the clinical trial process.

In connection with the Supply Agreement, on June 9, 2020, the Company entered into a transfer agreement (the “Transfer Agreement”) with BryoLogyx. Pursuant to the terms of the Transfer Agreement, the Company agreed to assign and transfer to BryoLogyx all of the Company’s right, title and interest in and to that certain Cooperative Research and Development Agreement, dated as of January 29, 2019 (the “CRADA”), by and between the Company and the U.S. Department of Health and Human Services, as represented by the NCI, under which Bryostatin-1’s ability to modulate CD22 in patients with relapsed/refractory CD22+ disease has been evaluated to date. Pursuant to guidance provided by NCI, the Company CRADA has been cancelled and BryoLogyx has initiated a request for a new CRADA in its name. BryoLogyx will be filing its own investigational new drug application (“IND”) for CD22 with the FDA. As consideration for the transfer of rights to the CRADA, BryoLogyx has agreed to pay to the Company 2% of the gross revenue received in connection with the sale of bryostatin products, up to an aggregate payment amount of $1 million. No such revenues have been earned as of December 31, 2021.

Nemours Agreement

On September 5, 2018, we announced a collaboration with Nemours A.I. DuPont Hospital (“Nemours”), a premier U.S. children’s hospital, to initiate a clinical trial in children with Fragile X. In addition to the primary objective of safety and tolerability, measurements will be made of working memory, language and other functional aspects such as anxiety, repetitive behavior, executive functioning, and social behavior. On August 5, 2021, the Company announced its memorandum of understanding with Nemours to initiate a clinical trial using Bryostatin-1, under Orphan Drug Status, to treat Fragile X. The Company intends to provide the Bryostatin-1 and obtain the investigational new drug documentation (“IND”) and Nemours intends to provide the clinical site and attendant support for the trial. The Company and Nemours, jointly, will develop the trial protocol. The Company estimates its total trial and IND cost to be approximately $700,000. To-date, the Company has not incurred any expenses associated with this agreement.

Cleveland Clinic

On February 23, 2022, the Company announced its collaboration with the Cleveland Clinic to pursue possible treatments for Multiple Sclerosis.  The collaboration entails filing an IND and conducting initial clinical trials using Bryostatin-1. Future development work will be conducted pursuant to statements of work to be determined.

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

After Neurotrope’s initial Series A Stock financing, the CRE License Agreement required the Company to enter into scope of work agreements with CRE as the preferred service provider for any research and development services or other related scientific assistance and support services. There were no such statements of work agreements required to be entered into during the years ended December 31, 2021 and 2020, respectively.

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

Note 5 – Commitments and Contingencies:

Clinical Trial Services Agreements

On July 23, 2020, the Company entered into the 2020 Services Agreement with WCT. The 2020 Services Agreement relates to services for the current Phase 2 clinical trial assessing the safety, tolerability and long-term efficacy of Bryostatin-1 in the treatment of moderately severe AD subjects not receiving memantine treatment (the “2020 Study”).

Pursuant to the terms of the 2020 Services Agreement, WCT is providing services to enroll approximately one hundred (100) 2020 Study subjects, which enrollment is currently underway. The first 2020 Study site was initiated during the third quarter of 2020. On January 22, 2022, the Company executed a change order with WCT to accelerate trial subject recruitment totaling approximately $1.4 million. In addition, on February 10, 2022, the Company signed an additional agreement with a third-party vendor to assist with the increased trial recruitment retention totaling approximately $1.0 million. The updated total estimated budget for the services, including pass-through costs, is currently approximately $12.0 million. The Company may terminate the 2020 Services Agreement without cause upon sixty (60) days prior written notice.

The Company was awarded a $2.7 million grant from the NIH, which will be used to support the 2020 Study, resulting in an estimated net budgeted cost of the 2020 Study to the Company of $9.3 million. The NIH grant provides for funds in the first year, which began in April 2020, of approximately $1.0 million and funding in year two, which begins April 2021, of approximately $1.7 million. As of February 22, 2022, virtually all of the NIH grant has been received and offset against the clinical trial costs. The Company incurred approximately $7.0 million of cumulative expenses associated with the current Phase 2 clinical trial as of December 31, 2021. Of the total $7.0 million incurred for the trial to-date, approximately $5.2 million and $1.8 million is reflected in the statement of operations for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, approximately $410,000 of WCT prepayments is included as a prepaid expense and other current assets and approximately $664,000 which is included in accounts payable in the accompanying balance sheet.

Related Party and Other Consulting Agreements

On August 4, 2016, Neurotrope, Inc. entered into a consulting agreement with SM Capital Management, LLC (“SMCM”), a limited liability company owned and controlled by the Company’s Chairman of the Board, Mr. Joshua N. Silverman (the “Consulting Agreement”). Pursuant to the Consulting Agreement, SMCM shall provide consulting services which shall include, but not be limited to, providing business development, financial communications and management transition services, for a one-year period, subject to annual review thereafter. SMCM’s annual consulting fee is $120,000, payable by the Company in monthly installments of $10,000. This contract was assigned to Synaptogenix, Inc. as of December 1, 2020. For the years ended December 31, 2021 and 2020, $120,000 is reflected in the Company’s statements of operations, respectively, pursuant to the Consulting Agreement.

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

Effective as of January 1, 2021, the Company entered into an amended consulting agreement with Katalyst Securities LLC (“Katalyst”) reducing the cash payment to $20,000 per month. In addition, on February 16, 2021, Katalyst was granted warrants to purchase 25,000 shares of Common Stock at $11.46 per share, on April 1, 2021, was granted warrants to purchase an additional 4,500 shares of Common Stock at $8.80 per share, on July 1, 2021, was granted warrants to purchase an additional 4,500 shares of Common Stock at $9.76 per share, on October 1, 2021, was granted warrants to purchase an additional 4,500 shares of Common Stock at $9.30 per share, and, on January 3, 2022, was granted warrants to purchase an additional 4,500 shares of Common Stock at $8.69 per share. Each of the warrants issued to Katalyst are exercisable for a period of five years from the date of issuance. Effective January 1, 2022 and for a period of one year, the Company entered into an amended consulting agreement with Katalyst extending payment of $20,000 per month through the end of February, 2022 and reducing the payment to $10,000 per month thereafter. All other terms and conditions of the Katalyst Agreement remain unchanged. For the years ended December 31, 2021 and 2020, $590,724 and $623,564 is reflected in the Company’s statements of operations, respectively, pursuant to the consulting agreement.

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

Effective as of January 1, 2021, the Company entered into an amended consulting agreement with GPN reducing the cash payment to $12,000 per month. Effective as of July 1, 2021, the Company entered into a second amended consulting agreement with GPN increasing the cash payment to $20,000 per month and increasing warrant issued for each three-month period beginning July 1, 2021 to 5,800, with the last issuance on October 1, 2021. In addition, on February 16, 2021, GPN was granted warrants to purchase 10,000 shares of Common Stock at $11.46 per share, on April 1, 2021, was granted warrants to purchase an additional 2,500 shares of Common Stock at $8.80 per share, on July 1, 2021, was granted warrants to purchase an additional 5,800 shares of Common Stock at $9.76 per share, on October 1, 2021, was granted warrants to purchase an additional 5,800 shares of Common Stock at $9.30 per share, and, on January 3, 2022, was granted warrants to purchase an additional 5,800 shares of Common Stock at $8.69 per share. Each of the warrants issued to GPN are exercisable for a period of five years from the date of issuance. Effective January 1, 2022 and for a period of one year, the Company entered into an amended consulting agreement with GPN extending payment of $20,000 per month through the end of February, 2022 and reducing the payment to $10,000 per month thereafter. All other terms and conditions of the GPN Agreement remain unchanged. For the years ended December 31, 2021 and 2020, $401,039 and $275,758 is reflected in the Company’s statements of operations, respectively, pursuant to the GPN Agreement.

On January 19, 2022, the Company issued a work order (the “Work Order”) to Cyprotex US, LLC (“Cyprotex”), pursuant to which Cyrpotex will perform certain drug interaction services for the Company for an aggregate price of $165,455. The Work Order is governed by the Cyprotex’s Standard Terms and Conditions for Discovery Services dated August 2, 2021.

On January 31, 2022, the Company entered into a Statement of Work (the “SOW”) with Charles River Laboratories, Inc. (“Charles River”). The Statement of Work is subject to the General Terms and Conditions of Charles River. Pursuant to the SOW, Charles River will conduct a certain pre-clinical animal study (the “Study”) relating to Bryostatin-1 pharmacodynamics and drug distribution, for an initial aggregate price of $197,600. The Company may terminate the Study without cause upon 30 days prior written notice.

Employment Agreements

On December 7, 2020, the Company entered into an offer letter (the “Offer Letter”) with Alan J. Tuchman, M.D., pursuant to which Dr. Tuchman agreed to serve as the Company’s Chief Executive Officer, commencing on December 7, 2020. In addition, in connection with his appointment as the Company’s Chief Executive Officer, Dr. Tuchman was appointed to the board of directors of the Company. Dr. Tuchman will receive an initial annual base salary of $222,000, with an annual discretionary bonus of up to 50% of his base salary then in effect. Dr. Tuchman also received an initial equity grant (subject to Board approval which was received in January 2021) of options to purchase a number of shares of Common Stock equal to at least 1% of the Company’s outstanding shares of Common Stock immediately following the Spin-Off. As of December 7, 2021, such options are fully vested.

The term of Dr. Tuchman’s employment pursuant to the Offer Letter is one year, which shall be extended automatically for six month periods unless either party gives timely written notice. As of December 31, 2021, Dr. Tuchman’s agreement has been extended until June 7, 2022. Pursuant to the Offer Letter, if Dr. Tuchman is terminated within the period which is after the one year anniversary of the Start Date, Dr. Tuchman will receive severance equal to two (2) months of his base salary.

In connection with the termination of the Company’s former Chief Executive Officer, Dr. Charles S. Ryan on December 1, 2020, Synaptogenix and Dr. Ryan entered into a Separation Agreement, dated as of December 7, 2020 (the “Charles Ryan Separation Agreement”). Pursuant to the Charles Ryan Separation Agreement, Dr. Ryan is entitled to receive the following separation benefits in consideration of, and subject to, Dr. Ryan’s compliance with his continuing obligations under the Charles Ryan Separation Agreement and all other agreements between Dr. Ryan and the Company, and provided that Dr. Ryan does not revoke the Charles Ryan Separation Agreement: (i) payment of twelve (12) months of Dr. Ryan’s base salary as of the Separation Date of $425,000; (ii) a cash bonus in an amount equal to $225,000; and (iii) payment of Dr. Ryan’s COBRA premiums for the period starting on the Charles Ryan Separation Date and ending on the earliest to occur of (x) 12 months following the Separation Date; (y) the date Dr. Ryan is no longer eligible under COBRA and (z) the date that Dr. Ryan obtains employment that offers group health benefits. Total commitment pursuant to the Charles Ryan Separation Agreement is approximately $660,000. Pursuant to the employee leasing agreement as part of the Merger Agreement, 50% of any payments to Dr. Ryan will be reimbursed by Metuchen. The Company’s severance obligations to Dr. Ryan were completed as of November 30, 2021.

As of December 31, 2021 and 2020, the severance obligation included in accrued expenses on the Company’s balance sheet was $0 and approximately $332,000, respectively.

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

January 2021 Private Placement

On January 21, 2021, the Company entered into Securities Purchase Agreements (the “Purchase Agreement”) with certain accredited investors (the “Purchasers”) to issue (a) an aggregate of 2,333,884 shares of Common Stock and/or prefunded warrants to purchase shares of Common Stock at an exercise price of $0.04 per share (the “Pre-Funded Warrants”), (b) Series E warrants to purchase 2,333,908 shares of Common Stock, with an exercise price of $8.51 per share (subject to adjustment), for a period of twelve months from the date of an effective registration statement (the “Series E Warrants”) and (c) Series F warrants to purchase up to an aggregate of 2,333,908 shares of Common stock, with an exercise price of $6.90 per share (subject to adjustment), for a period of five years from the date of issuance (the “Series F Warrants” and together with the Series E Warrants, the “Warrants”) at a combined purchase price of $6.00 per share of Common Stock and Warrants (the “Offering”). The Company received total gross proceeds of approximately $14,000,000 and net proceeds of approximately $12.5 million.

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

In connection with the Offering, we paid our placement agents Katalyst and GPN (i) a cash fee equal to ten percent (10%) of the gross proceeds from any sale of securities in the Offering sold to Purchasers introduced by the Placement Agent and (ii) 233,391 warrants to purchase 233,391 shares of Common Stock (equal to ten percent (10%) of the number of shares of Common Stock sold to Purchasers introduced by the placement agents,) with an exercise price of $6.90 per share and a five-year term.

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

In connection with the June Offering, pursuant to an Engagement Agreement, dated June 14, 2021 (the “June Engagement Agreement”), between the Company and Katalyst Securities LLC (the “June Placement Agent”), the Company paid the June Placement Agent (i) a cash fee equal to ten percent (10%) of the gross proceeds from the sale of securities in the June Offering sold to June Purchasers introduced by the June Placement Agent and (ii) 152,378 warrants to purchase 152,378 shares of Common Stock (equal to ten percent (10%) of the number of shares of Common Stock sold to June Purchasers introduced by the June Placement Agent,) with an exercise price of $7.547 per share and a five-year term (the “June Broker Warrants”). Furthermore, the Company agreed to pay the June Placement Agent a warrant exercise fee equal to ten percent (10%) of the aggregate exercise price that is paid in connection with each exercise, if any, of the June Warrants initially held by June Purchasers introduced by the June Placement Agent. The total potential fee payable to the June Placement Agent, if all Series G warrants are exercised, is approximately $1.4 million. The June Placement Agent is also entitled to the foregoing fees with respect to any future financing or capital-raising transaction by the Company (a “Subsequent Financing”), to the extent such financing or capital is provided to the Company by investors whom the Placement Agent had introduced to the Company, in the event such Subsequent Financing is consummated within eighteen (18) months following the closing of the June Offering.

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

On January 13, 2021, the board of directors of the Company (the “Board”) declared a dividend of one preferred share purchase right (a “Right”), payable on January 25, 2021, for each share of Common Stock outstanding on January 25, 2021 (the “Record Date”) to the stockholders of record on that date. In connection with the distribution of the Rights, the Company entered into a Rights Agreement (the “Rights Agreement”), dated as of January 19, 2021, between the Company and Philadelphia Stock Transfer, Inc., as rights agent. Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Preferred Stock, par value $0.001 per share (the “Preferred Shares”), of the Company at a price of $20 per one one-thousandth of a Preferred Share represented by a Right (the “Purchase Price”), subject to adjustment.

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

Stock and Option Grants

The following is a summary of stock option activity under the stock option plans for the year ended December 31, 2021:

Weighted-
			Average	Aggregate
		Weighted-	Remaining	Intrinsic
	Number	Average	Contractual	Value
	of	Exercise	Term	(in
	Shares	Price	(Years)	millions)
Options outstanding at January 1, 2021	—	$—	—	$—
Options granted	123,850	$9.84	9.0	—
Less options forfeited	—	$—	—	—
Less options expired/cancelled	—	$—	—	—
Less options exercised	—	$—	—	—
Options outstanding at December 31, 2021	123,850	$9.84	9.0	$—
Options exercisable at December 31, 2021	64,463	$9.84	9.0	$—

As of December 31, 2021, the Company had unrecognized stock option expense of approximately $1.0 million and have a remaining weighted average period for recognition of 0.15 years.

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

The Black-Scholes valuation model was used to calculate the fair value of these stock options issued pursuant to the 2020 Plan. The fair value of stock options issued was estimated at the grant date using the following weighted average assumptions: Dividend yield 0%; Expected term 5.2 years; an aggregate volatility based upon a blend of the Company’s and the former Parent Company’s historical volatility and guideline company historical volatility of 129.9%; and Risk-free interest rate 0.51%. The weighted average grant date fair value of options granted was approximately $1,054,000.

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

The Company recorded total expense of $1,021,319 relating to the outstanding stock options for the year ended December 31, 2021.

On February 16, 2022, the Company issued options to purchase 6,150 shares of Common Stock to Dr. Tuchman pursuant to the extension of his employment letter, which options are exercisable at a price of $7.29 per share and vest in four equal quarterly installments.

Restricted Stock Unit Grants

On July 13, 2021, the Company granted a total of 495,000 restricted stock units (RSUs) of which 425,000 were granted to seven Board members (including two executives), 60,000 to the Company’s CFO and 10,000 to two employees. The RSUs were amended on January 12, 2022, to vest 100% on September 15, 2022.

As of December 31, 2021, the Company had unrecognized stock option and RSUs expense of approximately $2.56 million and have a remaining weighted average period for recognition of 0.53 years. The fair value of the RSUs issued was based upon the closing trading price of the Company’s common stock on the grant date of $9.75 per share. The grant date fair value of the RSUs granted was approximately $4.8 million. The Company recorded total expense of $2,261,065 relating to the outstanding RSUs for the year ended December 31, 2021.

Restricted Stock Issuances

On February 15, 2022, the Company granted 13,775 shares of restricted stock to two consultants that were engaged provide investor relations services with a total fair market value on date of issuance of $98,078.

Stock Compensation Expense

Total stock-based compensation for the year ended December 31, 2021 was $3,282,384, of which $670,039 was classified as research and development expense and $2,612,345 was classified as general and administrative expense. Total stock-based compensation for the year ended December 31, 2020 was $1,701,377, of which $651,106 was classified as research and development expense and $1,050,271 was classified as general and administrative expense.

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

The Company used the Black-Scholes valuation model to calculate the warrant amendment expense. The fair value of the warrants amended in connection with the Mergers was estimated at the date of the merger using the following weighted average assumptions: Dividend yield 0%; Expected terms ranging from 0.2 to 10 years; volatility based upon a blend of the Parent company’s and guideline company historical volatility ranging from 31.75% to 112.3%; and Risk-free interest rates ranging from 0.11% to 0.42%. The total expense recorded in 2020 was $1.7 million.

Deemed Distribution

On December 7, 2020, pursuant to the Merger, the Company issued a total of 978,077 warrants to investors that elected to amend their existing Neurotrope warrants (see above) and a total of 52,983 shares of Common Stock to those Neurotrope shareholders not electing to amend their existing warrants.

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

Outstanding Warrants

As of December 31, 2021, the Company had warrants outstanding consisted of the following:

Number
of shares
Warrants outstanding January 1,2021	978,077
Warrants issued	6,919,051
Warrants exercised	(1,631,603)
Warrants outstanding December 31, 2021	6,265,525

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

On February 16, 2021, pursuant to its advisory agreements, the Company issued warrants to purchase 35,000 share of Common Stock, with an exercise price of $11.46 per share, for a period of five years from the issuance date. On April 1, 2021, the Company issued warrants to purchase 7,000 shares of Common Stock, with an exercise price of $8.80 per share, for a period of five years from the issuance date. On July 1, 2021, the Company issued warrants to purchase 10,300 shares of Common Stock, with an exercise price of $9.76 per share, for a period of five years from the issuance date.  On October 1, 2021, the Company issued warrants to purchase 10,300 shares of Common Stock, with an exercise price of $9.30 per share, for a period of five years from the issuance date. The Company used the Black-Scholes valuation model to calculate the value of these warrants issued to advisors during the year ended December 31, 2021. The fair value of the warrants was estimated at the date of issuance using the following weighted average assumptions: Dividend yield 0%; Expected term five years; volatility based upon a blend of the Parent company’s and guideline company historical volatility 127.7%; and Risk-free interest rate of 0.72%. The total expense recorded during the year period was approximately $560,000.

As of December 31,2021, the weighted average exercise price and the weighted average remaining life of the total warrants was $12.49 per warrant and 3.5 years, respectively.  The intrinsic value of the warrants as of December 31, 2021 was approximately $5 million.

During the year ended December 31, 2021, 49 warrant holders exercised 1,234,540 Series E Warrants to purchase 1,234,540 shares of Common Stock at $8.51 per warrant, 25 warrant holders exercised 332,063 Series F Warrants to purchase 332,063 shares of Common Stock at $6.90 per warrant and one warrant holder exercised 65,000 Series G Warrants to purchase 65,000 shares of Common Stock at $8.51 per warrant. Total proceeds from these warrant exercises was approximately $13.35 million. Subsequent to period end, during January thru mid-March, 2022, three affiliated warrant holders exercised 50,000 Series E Warrants to purchase 50,000 shares of Common Stock at $8.51 per share and one holder exercised 15,000 Series G Warrants to purchase 15,000 shares of Common Stock at $8.51 per share. Total cash proceeds from these warrant exercises was approximately $600,000.

Note 9 – Parent Company Investment

The components of the net transfers from parent for the period from January 1, 2020 to December 2, 2020 (spinoff date) are as follows:

Stock based compensation from Parent	$1,701,376
Consultant compensation paid with Parent equity	500,740
Parent contributions	16,524,189
Parent warrant amendment expense	1,700,000
Total	$20,426,305

Note 10 – Subsequent Events

Refer to Notes 5, 7 and 8 for disclosure of applicable subsequent events.