Form 10-Q
period 2022-03-31
Synaptogenix, Inc.
filed 2022-05-13
CIK 1571934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

As of May 10, 2022, there were 6,809,647 shares of the registrant’s common stock, $0.0001 par value per share, issued and outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements. These statements, identified by words such as “plan,” “anticipate,” “believe,” “estimate,” “should,” “expect” and similar expressions, include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, the significant length of time associated with drug development and related insufficient cash flows and resulting illiquidity, our patent portfolio, our inability to expand our business, significant government regulation of pharmaceuticals and the healthcare industry, lack of product diversification, availability of our raw materials, existing or increased competition, stock volatility and illiquidity, and the our failure to implement our business plans or strategies. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this report in its entirety, including but not limited to our financial statements and the notes thereto and the risks described in Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the Securities and Exchange Commission (the “SEC”) on March 29, 2022. We advise you to carefully review the reports and documents we file from time to time with the SEC including our current reports on Form 8-K. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to publicly release any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

Synaptogenix, Inc.

Condensed Balance Sheets

(Unaudited)

	March 31,	December 31,
	2022	2021
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$31,281,733	$34,213,989
Prepaid Clinical trial expenses	332,256	410,357
Prepaid expenses and other current assets	720,211	879,869

TOTAL CURRENT ASSETS	32,334,200	35,504,215

Fixed assets, net of accumulated depreciation	19,126	20,445

TOTAL ASSETS	$32,353,326	$35,524,660

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$401,349	$1,296,506
Accrued expenses	267,989	698,406

TOTAL CURRENT LIABILITIES	669,338	1,994,912

Commitments and contingencies

SHAREHOLDERS' EQUITY
Preferred stock - 1,000,000 shares authorized as of March 31, 2022, $0.0001 par value; 0 shares issued and outstanding as of March 31, 2022 and December 31, 2021	—	—
Common stock - 150,000,000 shares authorized as of March 31, 2022, $0.0001 par value; 6,809,647 shares issued and outstanding as of March 31, 2022 and 6,730,180 shares issued and outstanding as of December 31, 2021.	682	674
Additional paid-in capital	49,102,898	47,670,744
Accumulated deficit	(17,419,592)	(14,141,670)

TOTAL SHAREHOLDERS' EQUITY	31,683,988	33,529,748

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$32,353,326	$35,524,660

See accompanying notes to condensed financial statements.

Synaptogenix, Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2022	2021
OPERATING EXPENSES:
Research and development	$1,486,074	$1,151,780
General and administrative	1,796,458	2,003,413

TOTAL OPERATING EXPENSES	3,282,532	3,155,193

OTHER INCOME (EXPENSE):
Interest income	4,610	816
TOTAL OTHER INCOME (EXPENSE)	4,610	816

Net loss before income taxes	3,277,922	3,154,377

Provision for income taxes	—	—

Net loss attributable to common shareholders	$3,277,922	$3,154,377

PER SHARE DATA:

Basic and diluted loss per common share	$0.47	$1.06

Basic and diluted weighted average common shares outstanding	6,939,200	2,969,000

See accompanying notes to condensed financial statements.

Synaptogenix, Inc.

Condensed Statements of Changes in Stockholders’ Equity

(Unaudited)

	Three Months Ended March 31, 2021
					Additional
	Common Stock		Preferred Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance January 1, 2021	1,257,579	$126	—	$—	$6,668,859	$(1,530,473)	$5,138,512

Stock based compensation	—	—	—	—	568,239	—	568,239

Issuance of warrants for consulting fees	—	—	—	—	344,167	—	344,167

Private placement of common stock and warrants	2,250,550	225	—	—	12,512,442	—	12,512,667

Net loss	—	—	—	—	—	(3,154,377)	(3,154,377)

Balance March 31, 2021	3,508,129	$351	$—	$—	$20,093,707	$(4,684,850)	$15,409,208

	Three Months Ended March 31, 2022
					Additional
	Common Stock		Preferred Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance January 1, 2022	6,730,180	$674	—	$—	$47,670,744	$(14,141,670)	$33,529,748

Stock based compensation	—	—	—	—	711,558	—	711,558

Issuance of warrants for consulting fees	—	—	—	—	71,603	—	71,603

Issuance of common stock for consulting fees	14,467	1	—	—	95,850	—	95,851

Exercise of common stock warrants	65,000	7	—	—	553,143	—	553,150

Net loss	—	—	—	—	—	(3,277,922)	(3,277,922)

Balance March 31, 2022	6,809,647	$682	—	$—	$49,102,898	$(17,419,592)	$31,683,988

See accompanying notes to condensed financial statements.

Synaptogenix, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2022	March 31, 2021
CASH FLOW USED IN OPERATING ACTIVITIES
Net loss	$(3,277,922)	$(3,154,377)
Adjustments to reconcile net loss to net
cash used by operating activities
Stock based compensation	711,558	568,239
Consulting services paid by issuance of common stock	95,850	—
Consulting services paid by issuance of common stock warrants	71,603	344,167
Depreciation expense	1,319	1,247
Change in assets and liabilities
Decrease (Increase) in prepaid expenses	237,759	(670,943)
Decrease in accounts payable	(895,156)	(501,372)
Decrease in accrued expenses	(430,417)	(173,677)
Total adjustments	(207,484)	(432,339)

Net Cash Used in Operating Activities	(3,485,406)	(3,586,716)

CASH FLOWS FROM FINANCING ACTIVITIES
Private placements of common stock and warrants	—	12,512,667
Proceeds from exercise of investor warrants	553,150	—
Grant funding received	—	127,445

Net Cash Provided by Financing Activities	553,150	12,640,112

NET (DECREASE) INCREASE IN CASH AND EQUIVALENTS	(2,932,256)	9,053,396

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	34,213,989	5,795,055

CASH AND EQUIVALENTS AT END OF PERIOD	$31,281,733	$14,848,451

See accompanying notes to condensed financial statements.

SYNAPTOGENIX, INC.

NOTES TO FINANCIAL STATEMENTS

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

Note 1 – Organization, Business, Risks and Uncertainties:

Organization and Business

On May 17, 2020, Neurotrope, Inc. (“Neurotrope” or “the Parent”) announced plans for the complete legal and structural separation of its wholly owned subsidiary, Neurotrope Bioscience, Inc., from Neurotrope (the “Spin-Off”). Under the Separation and Distribution Agreement, Neurotrope planned to distribute all of its equity interest in this wholly owned subsidiary to Neurotrope’s stockholders. Following the Spin-Off, Neurotrope does not own any equity interest in the Company, and we operate independently from Neurotrope. On December 7, 2020, we became an independent company, Synaptogenix, Inc., a Delaware corporation (formerly known as Neurotrope Bioscience, Inc.) (the “Company” or “Synaptogenix”) when the Company filed an amended and restated certificate of incorporation which, among other things, changed its name to Synaptogenix, Inc. Our shares of common stock are listed on The Nasdaq Capital Market under the symbol “SNPX.”

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

Liquidity Uncertainties

As of March 31, 2022, the Company had approximately $31.3 million in cash and cash equivalents as compared to $34.2 million at December 31, 2021. The Company expects that its current cash and cash equivalents, approximately $30.5 million as of the date of this quarterly report, will be sufficient to support its projected operating requirements for at least the next 12 months from this date. The operating requirements include the current development plans for Bryostatin-1, our novel drug candidate targeting the activation of PKC epsilon and other development projects.

The Company expects to need additional capital in order to initiate and pursue potential additional development projects, including the continuing development beyond the current Phase 2 trial of Bryostatin-1. Any additional equity financing, if available, may not be on favorable terms and would likely be significantly dilutive to the Company’s current stockholders, and debt financing, if available, may involve restrictive covenants. If the Company is able to access funds through collaborative or licensing arrangements, it may be required to relinquish rights to some of its technologies or product candidates that the Company would otherwise seek to develop or commercialize on its own, on terms that are not favorable to the Company. The Company’s ability to access capital when needed is not assured and, if not achieved on a timely basis, will likely have a materially adverse effect on our business, financial condition and results of operations.

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

Note 2 – Summary of Significant Accounting Policies:

Basis of Presentation:

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the unaudited condensed financial statements included herein contain all adjustments necessary to present fairly the Company’s financial position and the results of its operations and cash flows for the interim periods presented. Such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2022 may not be indicative of results for the full year. These unaudited condensed financial statements should be read in conjunction with the audited condensed financial statements and the notes to those statements for the year ended December 31, 2021 included in our Annual Report on Form 10-K filed with the SEC on March 29, 2022.

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

Cash and Cash Equivalents and Concentration of Credit Risk:

The Company considers all highly liquid cash investments with an original maturity of three months or less when purchased to be cash equivalents. At March 31, 2022, the Company’s cash balances that exceed the current insured amounts under the Federal Deposit Insurance Corporation (“FDIC”) were approximately $3.8 million. In addition, approximately $27.5 million included in cash and cash equivalents were invested in a money market fund, which is not insured under the FDIC.

Fixed Assets:

Fixed assets are stated at cost less accumulated depreciation. Depreciation is computed on a straight line basis over the estimated useful life of the asset, which is deemed to be between three and ten years.

Research and Development Costs:

All research and development costs, including costs to maintain or expand the Company’s patent portfolio licensed from CRE are expensed when incurred. Non-refundable advance payments for research and development are capitalized because the right to receive those services represents an economic benefit. Such capitalized advances will be expensed when the services occur and the economic benefit is realized. There were no capitalized research and development services, other than non-refundable advance payments as mentioned below for Worldwide Clinical Trials, at March 31, 2022 and December 31, 2021.

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

The Company had federal and state net operating loss carryforwards for income tax purposes of approximately $81.7 million for the period from October 31, 2012 (inception) through March 31, 2022. The net operating loss carryforwards resulted in a deferred tax asset of approximately $17.2 million at March 31, 2022. Income tax effects of share-based payments are recognized in the financial statements for those awards that will normally result in tax deductions under existing tax law. The deferred tax asset is offset by a full valuation allowance.

The Company may be subject to significant U.S. federal income tax-related liabilities with respect to the Spin-Off if there is a determination that the Spin-Off is taxable for U.S. federal income tax purposes. In connection with the Spin-Off, the Company believes substantially to the effect that, among other things, the Spin-Off should qualify as a tax-free transaction for U.S. federal income tax purposes under Section 355 and Section 368(a)(1)(D) of the Code. If the conclusions of the tax opinions are not correct, or if the Spin-Off is otherwise ultimately determined to be a taxable transaction, the Company would be liable for U.S. federal income tax related liabilities. Pursuant to the Separation and Distribution Agreement and the Tax Matters Agreement, Neurotrope agreed to indemnify Synaptogenix for certain liabilities, and Synaptogenix agreed to indemnify Neurotrope for certain liabilities, in each case for uncapped amounts. Indemnities that Synaptogenix may be required to provide Neurotrope are not subject to any cap, may be significant and could negatively impact Synaptogenix’s business, particularly with respect to indemnities provided in the Tax Matters Agreement. Third parties could also seek to hold Synaptogenix responsible for any of the liabilities that Neurotrope has agreed to retain. Further, the indemnity from Neurotrope may not be sufficient to protect Synaptogenix against the full amount of such liabilities, and Neurotrope may not be able to fully satisfy its indemnification obligations. Moreover, even if Synaptogenix ultimately succeeds in recovering from Neurotrope any amounts for which Synaptogenix is held liable, Synaptogenix may be temporarily required to bear these losses. At March 31, 2022 and as of the date of financial statement issuance date, the Company does not have any indemnification liabilities.

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

Expense Reimbursement for Grant Award:

The Company reduces its research and development expenses by funding received or receivable from an NIH grant during the period that the expenses are incurred. The Company recognized grant related expense reductions during the three months ended March 31, 2022 of approximately $100,000 and $0 for the three months ended March  31, 2021. See Note 5, “Clinical Trial Services Agreements.”

Of the total $2.7 million available from the NIH grant, the Company has received the maximum reimbursements under the grant as of March 31, 2022.

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

Note 3– Collaborative Agreements and Commitments:

Stanford License Agreements

On May 12, 2014, the Company entered into a license agreement (the “Stanford Agreement”) with The Board of Trustees of The Leland Stanford Junior University (“Stanford”), pursuant to which Stanford has granted to the Company a revenue-bearing, world-wide right and exclusive license, with the right to grant sublicenses (on certain conditions), under certain patent rights and related technology for the use of bryostatin structural derivatives, known as “bryologs,” for use in the treatment of central nervous system disorders, lysosomal storage diseases, stroke, cardio protection and traumatic brain injury, for the life of the licensed patents. The Company is required to use commercially reasonable efforts to develop, manufacture and sell products (“Licensed Products”) in the Licensed Field of Use (as defined) during the term of the licensing agreement which expires upon the termination of the last valid claim of any licensed patent under this agreement. In addition, the Company must meet specific diligence milestones, and upon meeting such milestones, make specific milestone payments to Stanford. The Company must also pay Stanford royalties of 3% of net sales, if any, of Licensed Products (as defined) and milestone payments of up to $3.7 million dependent upon stage of product development. As of March 31, 2022, no royalties nor milestone payments have been required.

On January 19, 2017, the Company entered into a second license agreement with Stanford, pursuant to which Stanford has granted to the Company a revenue-bearing, world-wide right and exclusive license, with the right to grant sublicenses (on certain conditions), under certain patent rights and related technology for the use of “Bryostatin Compounds and Methods of Preparing the Same,” or synthesized bryostatin, for use in the treatment of neurological diseases, cognitive dysfunction and psychiatric disorders, for the life of the licensed patents. The Company paid Stanford $70,000 upon executing the license and is obligated to pay an additional $10,000 annually as a license maintenance fee. In addition, based upon certain milestones which include product development and commercialization, the Company will be obligated to pay up to an additional $2.1 million and between 1.5% and 4.5% royalty payments on certain revenues generated by the Company relating to the licensed technology. On November 9, 2021, the Company revised the existing licensing agreement with Stanford. The revisions extended all the required future product development and commercialization milestones. The Company is currently in full compliance with the revised agreement and is moving forward on its commitments. As of the end of the period covered by this quarterly report, no royalties nor milestone payments have been earned or made.

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

The Company is required to pay Mt. Sinai milestone payments of $2.0 million upon approval of a new drug approval (“NDA”) in the United States and an additional $1.5 million for an NDA approval in the European Union or Japan. In addition, the Company is required to pay Mt. Sinai royalties on net sales of licensed product of 2.0% for up to $250 million of net sales and 3.0% of net sales over $250 million. Since inception, the Company has paid Mt. Sinai approximately $180,000 consisting of licensing fees of $105,000 plus development costs and patent fees of approximately $75,000. As of March 31, 2022, no royalties nor milestone payments have been required.

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

In connection with the Supply Agreement, on June 9, 2020, the Company entered into a transfer agreement (the “Transfer Agreement”) with BryoLogyx. Pursuant to the terms of the Transfer Agreement, the Company agreed to assign and transfer to BryoLogyx all of the Company’s right, title and interest in and to that certain Cooperative Research and Development Agreement, dated as of January 29, 2019 (the “CRADA”), by and between the Company and the U.S. Department of Health and Human Services, as represented by the NCI, under which Bryostatin-1’s ability to modulate CD22 in patients with relapsed/refractory CD22+ disease has been evaluated to date. Pursuant to guidance provided by NCI, the Company CRADA has been cancelled and BryoLogyx has initiated a request for a new CRADA in its name. BryoLogyx will be filing its own investigational new drug application (“IND”) for CD22 with the FDA. As consideration for the transfer of rights to the CRADA, BryoLogyx has agreed to pay to the Company 2% of the gross revenue received in connection with the sale of bryostatin products, up to an aggregate payment amount of $1 million. No such revenues have been earned as of March 31, 2022.

Nemours Agreement

On September 5, 2018, we announced a collaboration with Nemours A.I. DuPont Hospital (“Nemours”), a premier U.S. children’s hospital, to initiate a clinical trial in children with Fragile X. In addition to the primary objective of safety and tolerability, measurements will be made of working memory, language and other functional aspects such as anxiety, repetitive behavior, executive functioning, and social behavior. On August 5, 2021, the Company announced its memorandum of understanding with Nemours to initiate a clinical trial using Bryostatin-1, under Orphan Drug Status, to treat Fragile X. The Company intends to provide the Bryostatin-1 and obtain the investigational new drug documentation (“IND”) and Nemours intends to provide the clinical site and attendant support for the trial. The Company and Nemours, jointly, will develop the trial protocol. The Company estimates its total trial and IND cost to be approximately $700,000. As of the end of the period covered by this quarterly report, the Company has not incurred any expenses associated with this agreement.

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

After Neurotrope’s initial Series A Stock financing, the CRE License Agreement required the Company to enter into scope of work agreements with CRE as the preferred service provider for any research and development services or other related scientific assistance and support services. There were no such statements of work agreements entered into during the years ended December 31, 2021 and 2020, respectively, or during the three months ended March 31, 2022.

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

Note 5 – Other Commitments:

Clinical Trial Services Agreements

On July 23, 2020, the Company entered into the 2020 Services Agreement with WCT. The 2020 Services Agreement relates to services for the current Phase 2 clinical trial assessing the safety, tolerability and long-term efficacy of Bryostatin-1 in the treatment of moderately severe AD subjects not receiving memantine treatment (the “2020 Study”).

Pursuant to the terms of the 2020 Services Agreement, WCT is providing services to enroll approximately one hundred (100) 2020 Study subjects, which enrollment is currently completed. The first 2020 Study site was initiated during the third quarter of 2020. On January 22, 2022, the Company executed a change order with WCT to accelerate trial subject recruitment totaling approximately $1.4 million. In addition, on February 10, 2022, the Company signed an additional agreement with a third-party vendor to assist with the increased trial recruitment retention totaling approximately $1.0 million. The updated total estimated budget for the services, including pass-through costs, is currently approximately $12.0 million. The Company may terminate the 2020 Services Agreement without cause upon sixty (60) days prior written notice.

The Company was awarded a $2.7 million grant from the NIH, which will be used to support the 2020 Study, resulting in an estimated net budgeted cost of the 2020 Study to the Company of $9.3 million. The NIH grant provides for funds in the first year, which began in April 2020, of approximately $1.0 million and funding in year two, which begins April 2021, of approximately $1.7 million. As of February 22, 2022, virtually all of the NIH grant has been received and offset against the clinical trial costs. The Company incurred approximately $8.2 million of cumulative expenses associated with the current Phase 2 clinical trial as of March 31, 2022. Of the total $8.2 million incurred for the trial to date, approximately $1.2 million and $0.9 million is reflected in the statement of operations for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, approximately $332,000 of WCT prepayments is included as a prepaid expense and other current assets and approximately $541,000 which is included in accounts payable and accrued expenses in the accompanying balance sheet.

Related Party and Other Consulting Agreements

On August 4, 2016, Neurotrope, Inc. entered into a consulting agreement with SM Capital Management, LLC (“SMCM”), a limited liability company owned and controlled by the Company’s Chairman of the Board, Mr. Joshua N. Silverman (the “Consulting Agreement”). Pursuant to the Consulting Agreement, SMCM shall provide consulting services which shall include, but not be limited to, providing business development, financial communications and management transition services, for a one-year period, subject to annual review thereafter. SMCM’s annual consulting fee is $120,000, payable by the Company in monthly installments of $10,000. This contract was assigned to Synaptogenix, Inc. as of December 1, 2020. For the three months ended March 31, 2022 and 2021, $30,000 is reflected in the Company’s statements of operations, respectively, pursuant to the Consulting Agreement.

Effective as of June 1, 2019, the Company entered into a consulting agreement with Katalyst Securities LLC (“Katalyst”), pursuant to which Katalyst provided investment banking consulting services to the Company and Neurotrope (the “Katalyst Agreement”). The term of the Katalyst Agreement continued until it was canceled. As consideration for its services under the Katalyst Agreement, the Company paid Katalyst $25,000 per month thru December 1, 2020, plus five-year warrants to purchase 4,500 shares of Neurotrope’s common stock on the effective date of the Katalyst Agreement and on each of the three-month anniversaries following the effective date with the last issuance on December 1, 2020.

Effective as of January 1, 2021, the Company entered into an amended consulting agreement with Katalyst reducing the cash payment to $20,000 per month. In addition, on February 16, 2021, Katalyst was granted warrants to purchase 25,000 shares of Common Stock at $11.46 per share, on April 1, 2021, was granted warrants to purchase an additional 4,500 shares of Common Stock at $8.80 per share, on July 1, 2021, was granted warrants to purchase an additional 4,500 shares of Common Stock at $9.76 per share, on October 1, 2021, was granted warrants to purchase an additional 4,500 shares of Common Stock at $9.30 per share, and, on January 3, 2022, was granted warrants to purchase an additional 4,500 shares of Common Stock at $8.69 per share. Each of the warrants issued to Katalyst are exercisable for a period of five years from the date of issuance. For the three months ended March 31, 2022 and 2021, $81,283 and $305,833 is reflected in the Company’s statements of operations, respectively, pursuant to the consulting agreement.

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

Effective as of January 1, 2021, the Company entered into an amended consulting agreement with GPN reducing the cash payment to $12,000 per month. Effective as of July 1, 2021, the Company entered into a second amended consulting agreement with GPN increasing the cash payment to $20,000 per month and increasing warrant issued for each three-month period beginning July 1, 2021 to 5,800, with the last issuance on October 1, 2021. In addition, on February 16, 2021, GPN was granted warrants to purchase 10,000 shares of Common Stock at $11.46 per share, on April 1, 2021, was granted warrants to purchase an additional 2,500 shares of Common Stock at $8.80 per share, on July 1, 2021, was granted warrants to purchase an additional 5,800 shares of Common Stock at $9.76 per share, on October 1, 2021, was granted warrants to purchase an additional 5,800 shares of Common Stock at $9.30 per share, and, on January 3, 2022, was granted warrants to purchase an additional 5,800 shares of Common Stock at $8.69 per share. Each of the warrants issued to GPN are exercisable for a period of five years from the date of issuance. Effective January 1, 2022 and for a period of one year, the Company entered into an amended consulting agreement with GPN extending payment of $20,000 per month through the end of February 2022 and reducing the payment to $10,000 per month thereafter. All other terms and conditions of the GPN Agreement remain unchanged. For the three months ended March 31, 2022 and 2021, $90,320 and $134,333 is reflected in the Company’s statements of operations, respectively, pursuant to the GPN Agreement.

On January 19, 2022, the Company issued a work order (the “Work Order”) to Cyprotex US, LLC (“Cyprotex”), pursuant to which Cyrprotex will perform certain drug interaction services for the Company for an aggregate fee of $165,455. The Work Order is governed by the Cyprotex’s Standard Terms and Conditions for Discovery Services dated August 2, 2021.  The Company incurred approximately $9,000 for this Work Order.

On January 31, 2022, the Company entered into a Statement of Work (the “SOW”) with Charles River Laboratories, Inc. (“Charles River”). The Statement of Work is subject to the General Terms and Conditions of Charles River. Pursuant to the SOW, Charles River will conduct a certain pre-clinical animal study (the “Study”) relating to Bryostatin-1 pharmacodynamics and drug distribution, for an initial aggregate fee of $197,600. The Company may terminate the Study without cause upon 30 days prior written notice.

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

See Notes 3 and 4 for Collaboration and License Agreement related commitments.

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

In connection with the Offering, we paid our placement agents Katalyst and GPN (i) a cash fee equal to ten percent (10%) of the gross proceeds from any sale of securities in the Offering sold to Purchasers introduced by the Placement Agent and (ii) 233,391 warrants to purchase 233,391 shares of Common Stock (equal to ten percent (10%) of the number of shares of Common Stock sold to Purchasers introduced by the placement agents), with an exercise price of $6.90 per share and a five-year term.

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

In connection with the June Offering, pursuant to an Engagement Agreement, dated June 14, 2021 (the “June Engagement Agreement”), between the Company and Katalyst Securities LLC (the “June Placement Agent”), the Company paid the June Placement Agent (i) a cash fee equal to ten percent (10%) of the gross proceeds from the sale of securities in the June Offering sold to June Purchasers introduced by the June Placement Agent and (ii) 152,378 warrants to purchase 152,378 shares of Common Stock (equal to ten percent (10%) of the number of shares of Common Stock sold to June Purchasers introduced by the June Placement Agent), with an exercise price of $7.547 per share and a five-year term (the “June Broker Warrants”). Furthermore, the Company agreed to pay the June Placement Agent a warrant exercise fee equal to ten percent (10%) of the aggregate exercise price that is paid in connection with each exercise, if any, of the June Warrants initially held by June Purchasers introduced by the June Placement Agent. The total potential fee payable to the June Placement Agent if all Series G warrants are exercised is approximately $1.4 million. The June Placement Agent is also entitled to the foregoing fees with respect to any future financing or capital-raising transaction by the Company (a “Subsequent Financing”), to the extent such financing or capital is provided to the Company by investors whom the Placement Agent had introduced to the Company, in the event such Subsequent Financing is consummated within eighteen (18) months following the closing of the June Offering.

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

Reverse Stock Split

At the Special Meeting (as defined below), the stockholders approved our proposal to effect one reverse stock split of the Company’s outstanding shares of Common stock, at any ratio between 1-for-1.5 and 1-for-20, at such time as the Company’s Board of Directors shall determine, in its sole discretion, before December 31, 2022. On May 19, 2021, the Company effected a 1-for-4 reverse stock split of its Common Stock. As a result of the reverse stock split, every four (4) shares of the Company’s pre-reverse split Common Stock was combined and reclassified into one share of Common Stock. These financial statements have been adjusted to retrospectively reflect this reverse stock split.

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

Stock and Option Grants

The following is a summary of stock option activity under the stock option plans for the three months ended March 31, 2022:

			Weighted-
			Average	Aggregate
		Weighted-	Remaining	Intrinsic
	Number	Average	Contractual	Value
	of	Exercise	Term	(in
	Shares	Price	(Years)	millions)
Options outstanding at January 1, 2022	123,850	$9.84	9.00	$—
Options granted	6,150	$7.29	—	—
Less options forfeited	—	$—	—	—
Less options expired/cancelled	—	$—	—	—
Less options exercised	—	$—	—	—
Options outstanding at March 31, 2022	130,000	$9.72	8.85	$—
Options exercisable at March 31, 2022	116,350	$9.84	8.79	$—

As of March 31, 2022, the Company had unrecognized stock option expense of approximately $38,000 and a remaining weighted average period for recognition of 0.88 years.

On February 16, 2022, pursuant to its 2020 Plan, the Company granted stock options to purchase an aggregate of 6,150 shares of Common Stock to its Chief Executive Officer and members of the board of directors. The stock options have an exercise price of $7.29 per share and an expiration date that is ten years from the date of issuance. 25% of the options vest each quarter over one year, with the initial 25% vesting on May 16, 2022.

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

The Company recorded total expense of $36,374 and $568,239 relating to the outstanding stock options for the three months ended March 31, 2022 and 2021, respectively.

Restricted Stock Unit Grants

On July 13, 2021, the Company granted a total of 495,000 restricted stock units (RSUs), of which 425,000 were granted to seven Board members (including two executives), 60,000 to the Company’s CFO and 10,000 to two employees. The RSUs were amended on January 12, 2022 to vest 100% on September 15, 2022.

As of March 31, 2022, the Company had unrecognized stock option and RSUs expense of approximately $1.9 million and a remaining weighted average period for recognition of 0.39 years. The fair value of the RSUs issued was based upon the closing trading price of the Company’s common stock on the grant date of $9.75 per share. The grant date fair value of the RSUs granted was approximately $4.8 million. The Company recorded total expense of $657,185 relating to the outstanding RSUs for the three months ended March 31, 2022.

Restricted Stock Issuances

On February 15, 2022, the Company granted 13,775 shares of restricted stock to two consultants that were engaged to provide investor relations services with a total fair market value on date of issuance of $98,078.  On March 14, 2022, the Company granted 692 shares of restricted stock to a consultant that was engaged to provide investor relations services with a total fair market value on date of issuance of $4,500.

Stock Compensation Expense

Total stock-based compensation for the three months ended March 31, 2022 was $711,558, of which $121,050 was classified as research and development expense and $590,508 was classified as general and administrative expense. Total stock-based compensation for the three months ended March 31, 2021 was $568,239, of which $173,702 was classified as research and development expense and $394,537 was classified as general and administrative expense.

Note 8 – Common Stock Warrants:

As of March 31, 2022, the Company had warrants outstanding consisting of the following:

Number
of shares
Warrants outstanding January 1, 2022	6,265,525
Warrants issued	10,300
Warrants exercised	(65,000)
Warrants outstanding March 31,2022	6,210,825

On January 3, 2022, pursuant to its advisory agreements, the Company issued warrants to purchase 10,300 shares of Common Stock, with an exercise price of $8.96 per share, for a period of five years from the issuance date. The Company used the Black-Scholes valuation model to calculate the value of these warrants issued to advisors during the three months ended March 31, 2022. The fair value of the warrants was estimated at the date of issuance using the following weighted average assumptions: Dividend yield 0%; Expected term five years; volatility based upon a blend of the Parent company’s and guideline company historical volatility 112.9%; and Risk-free interest rate of 1.37%. The total expense recorded during the year period was approximately $72,000.

As of March 31, 2022, the weighted average exercise price and the weighted average remaining life of the total warrants were $12.52 per warrant and 3.3 years, respectively.  The intrinsic value of the warrants as of March 31, 2022 was approximately $3.1 million.

During the three months ended March 31, 2022, three affiliated warrant holders exercised 50,000 Series E Warrants to purchase 50,000 shares of Common Stock at $8.51 per share and one holder exercised 15,000 Series G Warrants to purchase 15,000 shares of Common Stock at $8.51 per share. Total cash proceeds from these warrant exercises was approximately $600,000.

Note 9 – Subsequent Events

None.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes appearing elsewhere in this report. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included elsewhere in this report and our annual report on Form 10-K for the year ended December 31, 2021.

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

Basis of Presentation

The unaudited financial statements for the fiscal three months ended March 31,2022 and 2021 include a summary of our significant accounting policies and should be read in conjunction with the discussion below and our financial statements and related notes included elsewhere in this quarterly report. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included in the financial statements. All such adjustments are of a normal recurring nature.

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

Reverse Stock Split

On April 7, 2021, our stockholders approved our proposal to effect one reverse stock split of our outstanding shares of Common stock, at any ratio between 1-for-1.5 and 1-for-20, at such time as the Board shall determine, in its sole discretion, before December 31, 2022. On May 19, 2021, we effected a 1-for-4 reverse stock split of our shares of Common Stock.  As a result of the reverse stock split, every four (4) shares of our pre-reverse split Common Stock was combined and reclassified into one share of Common Stock. All share and per share information herein has been adjusted to retrospectively reflect this reverse stock split.

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

As of March 31, 2022, we incurred cumulative expenses of approximately $8.2 million associated with services provided by WCT and certain pass thru expenses incurred by WCT, which was offset by NIH reimbursements recognized of $2.7 million and, for the three months ended March 31, 2022, we incurred expenses of approximately $1.1 million associated with services provided by WCT and certain pass thru expenses incurred by WCT.

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

Results of Operations

Comparison of the three months ended March 31, 2022 and 2021

The following table summarizes our results of operations for the three months ended March 31, 2022 and 2021:

	Three Months ended
	March 31,		Dollar
	2022	2021	Change	% Change
Revenue	$—	$—	$—	0%
Operating Expenses:
Research and development expenses	$1,486,074	$1,151,780	$334,294	29.0%
General and administrative expenses	$1,796,458	$2,003,413	$(206,955)	(10.3)%
Other income, net	$4,610	$816	$3,794	465.0%
Net loss	$3,277,922	$3,154,377	$123,545	3.9%

Revenues

We did not generate any revenues for the three months ended March 31, 2022 and 2021.

Operating Expenses

Overview

Total operating expenses for the three months ended March 31, 2022 were $3,282,532 as compared to $3,155,193 for the three months ended March 31, 2021, an increase of approximately 3.9%. The increase in total operating expenses is due to the increase in research and development and general and administrative expenses.

Research and Development Expenses

For the three months ended March 31, 2022, we incurred $1,486,074 in research and development expenses as compared to $1,151,780 for the three months ended March 31, 2021, an increase of approximately 29.0%. These expenses were incurred pursuant to developing the potential AD therapeutic product, specifically expenses relating to our ongoing Phase 2 clinical trial for AD. Of these expenses, for the three months ended March 31, 2022, $1,262,483, was incurred principally relating to our current confirmatory clinical trial and related storage of drug product, $79,546 for clinical consulting services, $7,452 of amortization of prepaid licensing fees relating to the Stanford and Mount Sinai license agreements, $15,543 for development of alternative drug supply with Stanford University and $121,050 of non-cash stock options compensation expense as compared to, for the three months ended March 31, 2021, $898,589 was incurred principally relating to our confirmatory clinical trial and related storage of drug product, $63,650 for clinical consulting services, $7,397 of amortization of prepaid licensing fees relating to the Stanford and Mount Sinai license agreements, $8,442 for development of alternative drug supply with Stanford University and $173,702 of non-cash stock options compensation expense.

We expect our research and development expenses to level off as our current Phase 2 clinical trial for AD will be materially concluded by the end of 2022. Other development expenses might increase, as our resources permit, in order to advance our potential products. We are continuing to determine how to proceed with respect to our other current development programs for Bryostatin-1.

General and Administrative Expenses

We incurred $1,796,458 and $2,003,413 of general and administrative expenses for the three months ended March 31, 2022 and 2011, respectively, a decrease of approximately 10.3%. Of the amounts for the three months ended March 31, 2022, as compared to the comparable 2021 period: $293,904 was incurred primarily for wages, bonuses, vacation pay, severance, taxes and insurance, versus $430,214 for the 2021 comparable period. The decrease is primarily attributable to the reduction of bonus accruals for our former Chief Executive Officer; $129,216 was incurred for legal expenses versus $234,584 for the 2021 comparable period. The decrease for 2022 is based upon prior year’s increased fees for one-time work for fundraising planning in 2021; $396,204 was incurred for outside operations consulting services, versus $592,676 for the 2021 comparable period as, for 2021, we incurred additional non-cash expenses associated with warrant issuances for investment banking consulting services; $14,652 was incurred for travel expenses, versus $10,751 for the 2021 comparable period; $72,214 was incurred for investor relations services versus $67,069 for the 2021 comparable period; $22,048 was incurred for professional fees associated with auditing, financial, accounting and tax advisory services, versus $49,895 for the 2021 comparable period; $184,308 was incurred for insurance, versus $162,108 for the 2021 comparable period, which increase is primarily attributable to an increase in premiums; $93,404 was incurred for utilities, supplies, license fees, filing costs, rent, advertising and other versus $61,579 for the 2021 comparable period, with the increase for 2021 primary attributable to stock market up-listing fees to Nasdaq; and $590,508 was recorded as non-cash stock options compensation expense versus $394,537 for the 2021 comparable period, which increase is primarily attributable to equity awards granted after March 31, 2021 expensed in 2022.

Other Income / Expense

We earned $4,610 of net interest income for the three months ended March 31, 2022 as compared to $816 for the three months ended March 31, 2021 on funds deposited in interest bearing money market accounts. The increase is primarily attributable to the increase in money market interest income rates and higher average cash balances in 2022 compared to the corresponding period in 2021.

Net loss

We incurred losses of $3,277,922 and $3,154,377 for the three months ended March 31, 2022 and 2021, respectively. The decreased loss was primarily attributable to the decrease in general and administrative expenses partially offset by an increase in net research and development expenses associated with our current Phase 2 confirmatory clinical trial.

Financial Condition, Liquidity and Capital Resources

Cash and Working Capital

Since inception, we have incurred negative cash flows from operations. As of March 31, 2022, we had working capital of $31,664,862 as compared to working capital of $33,509,303 as of December 31, 2021. The $1,844,441 decrease in working capital was primarily attributable to approximately $3.3 million from operating expenses partially offset by cash proceeds from warrant exercises of approximately $553,000.

We expect that our current cash and cash equivalents of approximately $30.5 million will be sufficient to support our projected operating requirements for at least the next 12 months from the Form 10-Q filing date, which would include the continuing development and current Phase 2 clinical trial, of Bryostatin-1, our novel drug candidate targeting the activation of PKC epsilon.

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

Sources and Uses of Liquidity

Since inception, we have satisfied our operating cash requirements from transfers of cash from Neurotrope, which was raised by Neurotrope through the private placement of equity securities sold principally to outside investors and through the Company’s two private placements. We expect to continue to incur expenses, resulting in losses and negative cash flows from operations, over at least the next several years as we continue to develop AD and other therapeutic products. We anticipate that this development may include clinical trials in addition to our current ongoing clinical trial and additional research and development expenditures.

	Three Months Ended March 31,
	2022	2021
Cash used in operating activities	$3,485,406	$3,459,271
Cash provided by financing activities	553,150	12,640,112

Net Cash Used in Operating Activities

Cash used in operating activities was $3,485,406 for the three months ended March 31, 2022, compared to $3,586,716 for the three months ended March 31, 2021. The $101,310 decrease primarily resulted from the decrease in net of prepaid and accrued expenses of approximately $652,000 partially offset by a decrease in non-cash stock-based compensation of approximately $33,000, an increase in net loss of approximately $124,000 and an increase in accounts payable of approximately $394,000 for the three months ended March 31, 2022.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $553,150 for the three months ended March 31, 2022 compared to cash provided by financing activities of $12,640,112 for the three months ended March 31, 2021. The net cash provided by financing activities for 2022 resulted from the exercise of investor warrants issued in 2021. The net cash provided by financing activities in 2021 was primarily attributable to $12.5 million of net proceeds from our private placement offering and reimbursements collected from the NIH of approximately $127,000.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to a smaller reporting company.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, our principal executive officer and principal financial and accounting officer, respectively, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are not effective due to: inadequate segregation of duties consistent with control objectives in the areas over certain payroll and banking systems and user access controls; ineffective processes over period end financial disclosure and reporting including documentation of GAAP disclosure and reporting reviews supporting the financial reporting process and changes to chart of accounts; and ineffective information technology (IT) general computing controls including lack of risk and design assessments supporting IT security policies and procedures, user access, and IT controls within third party contracts. These weaknesses may affect management’s ability to determine if errors or inappropriate actions have taken place. Management is required to apply its judgment in evaluating the cost-benefit relationship of possible changes in our disclosure controls and procedures.

We previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, that our management, including our Chairman of the Board, principal executive officer and principal financial and accounting officer, assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in the 2013 Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by the Annual Report on Form 10-K for the fiscal year ended December 31, 2021, such internal controls and procedures were not effective to detect the inappropriate application of US generally accepted accounting principles.

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

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

You should carefully review and consider the information regarding certain factors that could materially affect our business, consolidated financial condition or results of operations set forth under Item 1A. Risk Factors in our 2021 Annual Report on Form 10-K. There have been no material changes from the risk factors disclosed in our 2021 Annual Report on Form 10-K. We may disclose changes to risk factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 3, 2022, we issued warrants to purchase 4,500 shares of our common stock at an exercise price of $8.69 per share to Katalyst Securities LLC, in exchange for certain consulting services.

On January 3, 2022, we issued warrants to purchase 5,800 shares of our common stock at an exercise price of $8.69 per share to GP Nurmenkari, Inc., in exchange for certain consulting services.

On February 16, 2022, we issued 2,248 shares of our common stock to Trident Venture Partners, LLC in exchange for investor relations services.

On February 18, 2022, we issued 11,527 shares of our common stock to IRTH Communications, LLC in exchange for investor relations services.

On March 14, 2022, we issued 692 shares of our common stock to Neil Cataldi in exchange for investor relations services.

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

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exhibit Number

31.1	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following financial information from this Quarterly Report on Form 10-Q for the period ended March 31, 2022, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Statements of Operations; (ii) the Condensed Balance Sheets; (iii) the Condensed Statements of Cash Flows; and (iv) the Notes to Financial Statements, tagged as blocks of text.

104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)

* The certifications attached as Exhibit 32.1 and Exhibit 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Synaptogenix, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of such Form 10-Q), irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Synaptogenix, Inc.

Date: May 13, 2022	By:	/s/ Alan J. Tuchman, M.D.
Alan J. Tuchman, M.D.
Chief Executive Officer
(principal executive officer)

Date: May 13, 2022	By:	/s/ Robert Weinstein
Robert Weinstein
Chief Financial Officer, Executive Vice President, Secretary and Treasurer
(principal financial officer)