Form 10-Q
period 2022-06-30
Synaptogenix, Inc.
filed 2022-08-05
CIK 1571934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

As of August 5, 2022, there were 6,840,629 shares of the registrant’s common stock, $0.0001 par value per share, issued and outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements. These statements, identified by words such as “plan,” “anticipate,” “believe,” “estimate,” “should,” “expect” and similar expressions, include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, the significant length of time associated with drug development and related insufficient cash flows and resulting illiquidity, our patent portfolio, our inability to expand our business, significant government regulation of pharmaceuticals and the healthcare industry, lack of product diversification, availability of our raw materials, existing or increased competition, stock volatility and illiquidity, and our failure to implement our business plans or strategies. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. You should carefully review this report in its entirety, including but not limited to our financial statements and the notes thereto and the risks described in Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the Securities and Exchange Commission (the “SEC”) on March 29, 2022. We advise you to carefully review the reports and documents we file from time to time with the SEC including our current reports on Form 8-K. Except for our ongoing obligations to disclose material information under securities laws, we undertake no obligation to publicly release any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

Synaptogenix, Inc.

Condensed Balance Sheets

(Unaudited)

	June 30,	December 31,
	2022	2021
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$28,754,621	$34,213,989
Prepaid Clinical trial expenses	280,820	410,357
Prepaid expenses and other current assets	523,034	879,869

TOTAL CURRENT ASSETS	29,558,475	35,504,215

Fixed assets, net of accumulated depreciation	20,777	20,445

TOTAL ASSETS	$29,579,252	$35,524,660

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$280,865	$1,296,506
Accrued expenses	345,114	698,406

TOTAL CURRENT LIABILITIES	625,979	1,994,912

Commitments and contingencies

SHAREHOLDERS’ EQUITY
Preferred stock - 1,000,000 shares authorized as of June 30, 2022, $0.0001 par value; 0 shares issued and outstanding as of June 30, 2022 and December 31, 2021	—	—
Common stock - 150,000,000 shares authorized as of March 31, 2022, $0.0001 par value; 6,810,326 shares issued and outstanding as of June 30, 2022 and 6,730,180 shares issued and outstanding as of December 31, 2021.	682	674
Additional paid-in capital	50,124,087	47,670,744
Accumulated deficit	(21,171,496)	(14,141,670)

TOTAL SHAREHOLDERS’ EQUITY	28,953,273	33,529,748

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$29,579,252	$35,524,660

See accompanying notes to condensed financial statements.

Synaptogenix, Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021
OPERATING EXPENSES:
Research and development	$1,941,101	$986,280	$3,427,175	$2,138,060
General and administrative	1,855,290	1,308,893	3,651,748	3,312,306

TOTAL OPERATING EXPENSES	3,796,391	2,295,173	7,078,923	5,450,366

OTHER INCOME (EXPENSE):
Interest income	44,487	1,331	49,097	2,147

Net loss before income taxes	3,751,904	2,293,842	7,029,826	5,448,219

Provision for income taxes	—	—	—	—

Net loss attributable to common shareholders	$3,751,904	$2,293,842	$7,029,826	$5,448,219

PER SHARE DATA:

Basic and diluted loss per common share	$0.54	$0.58	$1.01	$1.53

Basic and diluted weighted average common shares outstanding	6,959,400	3,971,200	6,949,400	3,551,600

See accompanying notes to condensed financial statements.

Synaptogenix, Inc.

Condensed Statements of Changes in Stockholders’ Equity

(Unaudited)

	Three Months Ended June 30, 2021
					Additional
	Common Stock		Preferred Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance April 1, 2021	3,508,129	$351	$—	$—	$20,093,707	$(4,684,850)	$15,409,208

Reverse stock split rounding	(345)	—	—	—	(1,529)	—	(1,529)

Stock based compensation	—	—	—	—	151,552	—	151,552

Issuance of warrants for consulting fees	—	—	—	—	52,681	—	52,681

Issuance of common stock for consulting fees	2,590	—	—	—	18,156	—	18,156

Private placement of common stock and warrants	1,587,030	159	—	—	11,271,335	—	11,271,494

Exercise of common stock warrants	941,394	94	—	—	7,582,182	—	7,582,276

Net loss	—	—	—	—	—	(2,293,842)	(2,293,842)

Balance June 30, 2021	6,038,798	$604	$—	$—	$39,168,084	$(6,978,692)	$32,189,996

	Six Months Ended June 30, 2021
					Additional
	Common Stock		Preferred Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance January 1, 2021	1,257,579	$126	—	$—	$6,668,859	$(1,530,473)	$5,138,512

Reverse stock split rounding	(345)	—	—	—	(1,529)	—	(1,529)

Stock based compensation	—	—	—	—	719,791	—	719,791

Issuance of warrants for consulting fees	—	—	—	—	396,848	—	396,848

Issuance of common stock for consulting fees	2,590	—	—	—	18,156		18,156

Private placement of common stock and warrants	3,837,580	384	—	—	23,783,777	—	23,784,161

Exercise of common stock warrants	941,394	94	—	—	7,582,182	—	7,582,276

Net loss	—	—	—	—	—	(5,448,219)	(5,448,219)

Balance June 30, 2021	6,038,798	$604	$—	$—	$39,168,084	$(6,978,692)	$32,189,996

	Three Months Ended June 30, 2022
					Additional
	Common Stock		Preferred Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance April 1, 2022	6,809,647	$682	—	$—	$49,102,898	$(17,419,592)	$31,683,988

Stock based compensation	—	—	—	—	1,016,690	—	1,016,690

Issuance of warrants for consulting fees	—	—	—	—	—	—	—

Issuance of common stock for consulting fees	679	—	—	—	4,499	—	4,499

Exercise of common stock warrants	—	—	—	—	—	—	—

Net loss	—	—	—	—	—	(3,751,904)	(3,751,904)

Balance June 30, 2022	6,810,326	$682	—	$—	$50,124,087	$(21,171,496)	$28,953,273

	Six Months Ended June 30, 2022
					Additional
	Common Stock		Preferred Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance January 1, 2022	6,730,180	$674	—	$—	$47,670,744	$(14,141,670)	$33,529,748

Stock based compensation	—	—	—	—	1,728,248	—	1,728,248

Issuance of warrants for consulting fees	—	—	—	—	71,603	—	71,603

Issuance of common stock for consulting fees	15,146	1	—	—	100,349	—	100,350

Exercise of common stock warrants	65,000	7	—	—	553,143	—	553,150

Net loss	—	—	—	—	—	(7,029,826)	(7,029,826)

Balance June 30, 2022	6,810,326	$682	—	$—	$50,124,087	$(21,171,496)	$28,953,273

See accompanying notes to condensed financial statements.

Synaptogenix, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2022	June 30, 2021
CASH FLOW USED IN OPERATING ACTIVITIES
Net loss	$(7,029,826)	$(5,448,219)
Adjustments to reconcile net loss to net cash used by operating activities
Stock based compensation	1,728,248	719,791
Consulting services paid by issuance of common stock	100,349	18,156
Consulting services paid by issuance of common stock warrants	71,603	396,848
Depreciation expense	2,697	2,487
Change in assets and liabilities
Decrease (Increase) in prepaid expenses	486,372	(431,869)
(Increase) in accounts payable	(1,015,640)	(612,171)
(Increase) in accrued expenses	(353,292)	(230,345)
Total adjustments	1,020,337	(137,103)

Net Cash Used in Operating Activities	(6,009,489)	(5,585,322)

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchase of fixed assets	(3,029)	—

Net Cash Used in Investing Activities	(3,029)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Private placements of common stock and warrants	—	23,784,161
Proceeds from exercise of investor warrants	553,150	7,582,276
Grant funding received	—	127,445
Cash in lieu of shares for reverse stock split	—	(1,529)

Net Cash Provided by Financing Activities	553,150	31,492,353

NET (DECREASE) INCREASE IN CASH AND EQUIVALENTS	(5,459,368)	25,907,031

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	34,213,989	5,795,055

CASH AND EQUIVALENTS AT END OF PERIOD	$28,754,621	$31,702,086

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

Note 1 – Organization, Business, Risks and Uncertainties:

Organization and Business

On May 17, 2020, Neurotrope, Inc. (“Neurotrope” or “the Parent”) announced plans for the complete legal and structural separation of its wholly owned subsidiary, Neurotrope Bioscience, Inc., from Neurotrope (the “Spin-Off”). Under the Separation and Distribution Agreement, Neurotrope planned to distribute all of its equity interest in this wholly owned subsidiary to Neurotrope’s stockholders. Following the Spin-Off, Neurotrope does not own any equity interest in the Company, and the Company operates independently from Neurotrope. On December 7, 2020, the Company became an independent company, Synaptogenix, Inc., a Delaware corporation (formerly known as Neurotrope Bioscience, Inc.) (the “Company” or “Synaptogenix”) when the Company filed an amended and restated certificate of incorporation which, among other things, changed its name to Synaptogenix, Inc. The Company’s shares of common stock, par value $0.0001 per share (the “Common Stock”), are listed on The Nasdaq Capital Market under the symbol “SNPX.”

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

Liquidity Uncertainties

As of June 30, 2022, the Company had approximately $28.8 million in cash and cash equivalents as compared to $34.2 million at December 31, 2021. The Company expects that its current cash and cash equivalents, approximately $27.4 million as of the date of this quarterly report, will be sufficient to support its projected operating requirements for at least the next 12 months from this date. The operating requirements include the current development plans for Bryostatin-1, our novel drug candidate targeting the activation of Protein Kinase C Epsilon and other development projects.

The Company expects to need additional capital in order to initiate and pursue potential additional development projects, including the continuing development beyond the ongoing Phase 2 trial of Bryostatin-1. Any additional equity financing, if available, may not be on favorable terms and would likely be significantly dilutive to the Company’s current stockholders, and debt financing, if available, may involve restrictive covenants. If the Company is able to access funds through collaborative or licensing arrangements, it may be required to relinquish rights to some of its technologies or product candidates that the Company would otherwise seek to develop or commercialize on its own, on terms that are not favorable to the Company. The Company’s ability to access capital when needed is not assured and, if not achieved on a timely basis, will likely have a materially adverse effect on our business, financial condition and results of operations.

Other Risks and Uncertainties

The Company operates in an industry that is subject to rapid technological change, intense competition, and significant government regulation. The Company’s operations are subject to significant risk and uncertainties including financial, operational, technological and regulatory. Such factors include, but are not necessarily limited to, the results of clinical testing and trial activities, the ability to obtain regulatory approval, the limited supply of raw materials, the ability to obtain favorable licensing, manufacturing or other agreements, including risk associated with our CRE licensing agreement, and the ability to raise capital to achieve strategic objectives.

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

Note 2 – Summary of Significant Accounting Policies:

Basis of Presentation:

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the unaudited condensed financial statements included herein contain all adjustments necessary to present fairly the Company’s financial position and the results of its operations and cash flows for the interim periods presented. Such adjustments are of a normal recurring nature. The results of operations for the six months ended June 30, 2022 may not be indicative of results for the full year. These unaudited condensed financial statements should be read in conjunction with the audited condensed financial statements and the notes to those statements for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2022.

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

Cash and Cash Equivalents and Concentration of Credit Risk:

The Company considers all highly liquid cash investments with an original maturity of three months or less when purchased to be cash equivalents. At June 30, 2022, the Company’s cash balances that exceed the current insured amounts under the Federal Deposit Insurance Corporation (“FDIC”) were approximately $1.0 million. In addition, approximately $27.6 million included in cash and cash equivalents were invested in a money market fund, which is not insured under the FDIC.

Fixed Assets:

Fixed assets are stated at cost less accumulated depreciation. Depreciation is computed on a straight line basis over the estimated useful life of the asset, which is deemed to be between three and ten years.

Research and Development Costs:

All research and development costs, including costs to maintain or expand the Company’s patent portfolio licensed from CRE are expensed when incurred. Non-refundable advance payments for research and development are capitalized because the right to receive those services represents an economic benefit. Such capitalized advances will be expensed when the services occur and the economic benefit is realized. There were no capitalized research and development services, other than non-refundable advance payments as mentioned below for Worldwide Clinical Trials, at June 30, 2022 and December 31, 2021.

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

The Company applies the provisions for accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company has determined that there are no significant uncertain tax positions requiring recognition in the accompanying financial statements. The tax period that is subject to examination by major tax jurisdictions is generally three years from the date of filing.

The Company had federal and state net operating loss carryforwards for income tax purposes of approximately $84.4 million for the period from October 31, 2012 (inception) through June 30, 2022. The net operating loss carryforwards resulted in a deferred tax asset of approximately $17.7 million at June 30, 2022. Income tax effects of share-based payments are recognized in the financial statements for those awards that will normally result in tax deductions under existing tax law. The deferred tax asset is offset by a full valuation allowance.

The Company may be subject to significant U.S. federal income tax-related liabilities with respect to the Spin-Off if there is a determination that the Spin-Off is taxable for U.S. federal income tax purposes. In connection with the Spin-Off, the Company believes that, among other things, the Spin-Off should qualify as a tax-free transaction for U.S. federal income tax purposes under Section 355 and Section 368(a)(1)(D) of the Internal Revenue Code of 1986 (the “Code”). If the conclusions of the tax opinions are not correct, or if the Spin-Off is otherwise ultimately determined to be a taxable transaction, the Company would be liable for U.S. federal income tax related liabilities. Pursuant to the Separation and Distribution Agreement and the Tax Matters Agreement, Neurotrope agreed to indemnify Synaptogenix for certain liabilities, and Synaptogenix agreed to indemnify Neurotrope for certain liabilities, in each case for uncapped amounts. Indemnities that Synaptogenix may be required to provide Neurotrope are not subject to any cap, may be significant and could negatively impact Synaptogenix’s business, particularly with respect to indemnities provided in the Tax Matters Agreement. Third parties could also seek to hold Synaptogenix responsible for any of the liabilities that Neurotrope has agreed to retain. Further, the indemnity from Neurotrope may not be sufficient to protect Synaptogenix against the full amount of such liabilities, and Neurotrope may not be able to fully satisfy its indemnification obligations. Moreover, even if Synaptogenix ultimately succeeds in recovering from Neurotrope any amounts for which Synaptogenix is held liable, Synaptogenix may be temporarily required to bear these losses. At June 30, 2022 and as of the date of financial statement issuance date, the Company does not have any indemnification liabilities.

Under Section 382 of the Code, as amended, changes in the Company’s ownership may limit the amount of its net operating loss carryforwards that could be utilized annually to offset future taxable income, if any. This limitation would generally apply in the event of a cumulative change in ownership of the Company of more than 50% within a three-year period. In addition, the significant historical operating losses incurred by the Company may limit the amount of its net operating loss carryforwards that could be utilized annually to offset future taxable income, if any. The Company believes that operating loss carryforwards are limited under Section 382 limitations although Section 382 studies have not been conducted to determine the actual limitations.

Expense Reimbursement for Grant Award:

The Company reduces its research and development expenses by funding received or receivable from an NIH grant during the period that the expenses are incurred. The Company recognized grant related expense reductions during the three and six months ended June 30, 2022 of approximately $100,000 and $0, respectively, and $0 for the three and six months ended June 30, 2021, respectively. See Note 5, “Clinical Trial Services Agreements.”

Of the total $2.7 million available from the NIH grant, the Company has received the maximum reimbursements under the grant as of June 30, 2022.

Recent Accounting Pronouncements:

 In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, which reduces the number of accounting models for convertible instruments, amends diluted earnings per share calculations for convertible instruments and allows more contracts to qualify for equity classification. ASU 2020-06 will be effective for interim and annual periods beginning after December 15, 2021. Early adoption is permitted. The Company has evaluated the adoption of ASU 2020-06 and has concluded that it does not apply at this time.

Note 3– Collaborative Agreements and Commitments:

Stanford License Agreements

On May 12, 2014, the Company entered into a license agreement (the “Stanford Agreement”) with The Board of Trustees of The Leland Stanford Junior University (“Stanford”), pursuant to which Stanford has granted to the Company a revenue-bearing, world-wide right and exclusive license, with the right to grant sublicenses (on certain conditions), under certain patent rights and related technology for the use of bryostatin structural derivatives, known as “bryologs,” for use in the treatment of central nervous system disorders, lysosomal storage diseases, stroke, cardio protection and traumatic brain injury, for the life of the licensed patents. The Company is required to use commercially reasonable efforts to develop, manufacture and sell products (“Licensed Products”) in the Licensed Field of Use (as defined in the Stanford Agreement) during the term of the licensing agreement which expires upon the termination of the last valid claim of any licensed patent under this agreement. In addition, the Company must meet specific product development milestones, and upon meeting such milestones, make specific milestone payments to Stanford. The Company must also pay Stanford royalties of 3% of net sales, if any, of Licensed Products (as defined in the Stanford Agreement) and milestone payments of up to $3.7 million dependent upon stage of product development. As of June 30, 2022, no royalties nor milestone payments have been required.

On January 19, 2017, the Company entered into a second license agreement with Stanford, pursuant to which Stanford has granted to the Company a revenue-bearing, world-wide right and exclusive license, with the right to grant sublicenses (on certain conditions), under certain patent rights and related technology for the use of “Bryostatin Compounds and Methods of Preparing the Same,” or synthesized bryostatin, for use in the treatment of neurological diseases, cognitive dysfunction and psychiatric disorders, for the life of the licensed patents. The Company paid Stanford $70,000 upon executing the license and is obligated to pay an additional $10,000 annually as a license maintenance fee. In addition, based upon certain milestones that include product development and commercialization, the Company will be obligated to pay up to an additional $2.1 million and between 1.5% and 4.5% royalty payments on certain revenues generated by the Company relating to the licensed technology. On November 9, 2021, the Company revised the existing licensing agreement with Stanford. The revisions extended all the required future product development and commercialization milestones. The Company is currently in full compliance with the revised agreement and is moving forward on its commitments. As of the end of the period covered by this quarterly report, no royalties nor milestone payments have been earned or made.

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

The Company is required to pay Mt. Sinai milestone payments of $2.0 million upon approval of a new drug applications (“NDA”) in the United States and an additional $1.5 million for an NDA approval in the European Union or Japan. In addition, the Company is required to pay Mt. Sinai royalties on net sales of licensed product of 2.0% for up to $250 million of net sales and 3.0% of net sales over $250 million. Since inception, the Company has paid Mt. Sinai approximately $180,000 consisting of licensing fees of $105,000 plus development costs and patent fees of approximately $75,000. As of June 30, 2022, no royalties nor milestone payments have been required.

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

In connection with the Supply Agreement, on June 9, 2020, the Company entered into a transfer agreement (the “Transfer Agreement”) with BryoLogyx. Pursuant to the terms of the Transfer Agreement, the Company agreed to assign and transfer to BryoLogyx all of the Company’s right, title and interest in and to that certain Cooperative Research and Development Agreement, dated as of January 29, 2019 (the “CRADA”), by and between the Company and the U.S. Department of Health and Human Services, as represented by the NCI, under which Bryostatin-1’s ability to modulate CD22 in patients with relapsed/refractory CD22+ disease has been evaluated to date. Pursuant to guidance provided by NCI, the Company CRADA has been cancelled and BryoLogyx has initiated a request for a new CRADA in its name. BryoLogyx will be filing its own investigational new drug application (“IND”) for CD22 with the FDA. As consideration for the transfer of rights to the CRADA, BryoLogyx has agreed to pay to the Company 2% of the gross revenue received in connection with the sale of bryostatin products, up to an aggregate payment amount of $1 million. No such revenues have been earned as of June 30, 2022.

Nemours Agreement

On September 5, 2018, we announced a collaboration with Nemours A.I. DuPont Hospital (“Nemours”), a premier U.S. children’s hospital, to initiate a clinical trial in children with Fragile X syndrome, a genetic disorder. In addition to the primary objective of safety and tolerability, measurements will be made of working memory, language and other functional aspects such as anxiety, repetitive behavior, executive functioning, and social behavior. On August 5, 2021, the Company announced its memorandum of understanding with Nemours to initiate a clinical trial using Bryostatin-1, under Orphan Drug Status, to treat Fragile X. The Company intends to provide the Bryostatin-1 and obtain the investigational new drug documentation (“IND”) and Nemours intends to provide the clinical site and attendant support for the trial. The Company and Nemours, jointly, will develop the trial protocol. The Company estimates its total trial and IND cost to be approximately $700,000. As of the end of the period covered by this quarterly report, the Company has not incurred any expenses associated with this agreement.

Cleveland Clinic

On February 23, 2022, the Company announced its collaboration with the Cleveland Clinic to pursue possible treatments for Multiple Sclerosis. The collaboration entails filing an IND and conducting initial clinical trials using Bryostatin-1. Future development work will be conducted pursuant to statements of work to be determined.

Cognitive Research Enterprises, Inc. (“CRE”)

Effective October 31, 2012, the Company executed a Technology License and Services Agreement (the “TLSA”) with CRE, a related party, and NRV II, LLC (“NRV II”), another affiliate of CRE, which was amended by Amendment No. 1 to the TLSA as of August 21, 2013, as amended and restated on February 4, 2015 (the “CRE License Agreement”). The CRE License Agreement provides research services and has granted the Company the exclusive and nontransferable world-wide, royalty-bearing right, with a right to sublicense (in accordance with the terms and conditions described below), under CRE’s and NRV II’s respective right, title and interest in and to certain patents and technology owned by CRE or licensed to NRV II by CRE as of or subsequent to October 31, 2012, to develop, use, manufacture, market, offer for sale, sell, distribute, import and export certain products or services for therapeutic applications for AD and other cognitive dysfunctions in humans or animals (the “Field of Use”). Additionally, the CRE License Agreement specifies that all patents that issue from a certain patent application shall constitute licensed patents and all trade secrets, know-how and other confidential information claimed by such patents constitute licensed technology under the CRE License. The CRE License Agreement terminates on the later of the date (a) the last of the licensed patent expires, is abandoned, or is declared unenforceable or invalid or (b) the last of the intellectual property enters the public domain.

After Neurotrope’s initial Series A Stock financing, the CRE License Agreement required the Company to enter into scope of work agreements with CRE as the preferred service provider for any research and development services or other related scientific assistance and support services. There were no such statements of work agreements entered into during the years ended December 31, 2021 and 2020, respectively, or during the three and six months ended June 30, 2022.

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

Note 4- Related Party Transactions:

Related Party Agreements

On August 4, 2016, Neurotrope, Inc. entered into a consulting agreement with SM Capital Management, LLC (“SMCM”), a limited liability company owned and controlled by the Company’s Chairman of the Board, Mr. Joshua N. Silverman (the “Consulting Agreement”). Pursuant to the Consulting Agreement, SMCM shall provide consulting services which shall include, but not be limited to, providing business development, financial communications and management transition services, for a one-year period, subject to annual review thereafter. SMCM’s annual consulting fee is $120,000, payable by the Company in monthly installments of $10,000. This contract was assigned to Synaptogenix, Inc. as of December 1, 2020. For the three and six months ended June 30, 2022 and 2021, $30,000 and $60,000 is reflected in the Company’s statements of operations, respectively.

Note 5 – Other Commitments:

Clinical Trial Services Agreements

On July 23, 2020, the Company entered into the 2020 Services Agreement with Worldwide Clinical Trials, Inc. (“WCT”). The 2020 Services Agreement relates to services for the current Phase 2 clinical trial assessing the safety, tolerability and long-term efficacy of Bryostatin-1 in the treatment of moderately severe AD subjects not receiving memantine treatment (the “2020 Study”).

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

The Company was awarded a $2.7 million grant from the NIH, which will be used to support the 2020 Study, resulting in an estimated net budgeted cost of the 2020 Study to the Company of $9.3 million. The NIH grant provides for funds in the first year, which began in April 2020, of approximately $1.0 million and funding in year two, which began April 2021, of approximately $1.7 million. As of February 22, 2022, virtually all of the NIH grant has been received and offset against the clinical trial costs. The Company incurred approximately $9.4 million of cumulative expenses associated with the current Phase 2 clinical trial as of June 30, 2022. Of the total $9.4 million incurred for the trial to date, approximately $1.2 million and $2.5 million is reflected in the statement of operations for the three and six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022 included in the Company’s balance sheet, approximately $281,000 of WCT prepayments is included as a prepaid expense and other current assets. In addition, approximately $414,000 is included in accounts payable and accrued expenses.

On May 12, 2022, the Company entered into the 2022 Services Agreement with WCT. The 2022 Services Agreement relates to services for a Phase 2 “open label,” dose ranging study, clinical trial assessing the safety, tolerability and efficacy of Bryostatin-1 administered via infusion in the treatment of moderately severe to severe AD subjects not receiving memantine treatment (the “2022 Study”).

Pursuant to the terms of the 2022 Services Agreement, WCT is providing services to enroll approximately 12 2022 Study subjects, which enrollment is currently underway. The first 2022 Study site was initiated during the third quarter of 2022. The total estimated budget for the services, including pass-through costs, is currently approximately $2.0 million. Either party may terminate the 2022 Services Agreement without cause upon [ninety] days prior written notice. Furthermore, in the event of a material breach by the other party, which breach is not cured by the breaching party, the other party may terminate the agreement upon 30 days’ prior written notice.

On January 19, 2022, the Company issued a work order (the “Work Order”) to Cyprotex US, LLC (“Cyprotex”), pursuant to which Cyprotex will perform certain drug interaction services for the Company for an aggregate fee of $165,455. The Work Order is governed by the Cyprotex’s Standard Terms and Conditions for Discovery Services dated August 2, 2021. The Company incurred approximately $169,000 and $177,000 for this Work Order for the three and six months ended June 30, 2022, respectively.

On January 31, 2022, the Company entered into a Statement of Work (the “SOW”) with Charles River Laboratories, Inc. (“Charles River”). The Statement of Work is subject to the General Terms and Conditions of Charles River. Pursuant to the SOW, Charles River will conduct a certain pre-clinical animal study (the “Study”) relating to Bryostatin-1 pharmacodynamics and drug distribution, for an initial aggregate fee of $197,600. Either party may terminate the 2022 Services Agreement without cause upon ninety days prior written notice. Furthermore, in the event of a material breach by the other party, which breach is not cured by the breaching party, the other party may terminate the agreement upon 30 days’ prior written notice. The Company has not incurred any expense relating to this SOW as of June 30, 2022.

Other Consulting Agreements

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

Effective as of January 1, 2021, the Company entered into an amended consulting agreement with Katalyst reducing the cash payment to $20,000 per month. Effective as of January 1, 2022, the Company entered into an additional amended consulting agreement with Katalyst reducing the cash payment to $10,000 per month beginning February 1, 2022 thru December 31, 2022 and eliminating any further warrant issuances. In addition, on February 16, 2021, Katalyst was granted warrants to purchase 25,000 shares of Common Stock at $11.46 per share, on April 1, 2021, was granted warrants to purchase an additional 4,500 shares of Common Stock at $8.80 per share, on July 1, 2021, was granted warrants to purchase an additional 4,500 shares of Common Stock at $9.76 per share, on October 1, 2021, was granted warrants to purchase an additional 4,500 shares of Common Stock at $9.30 per share, and, on January 3, 2022, was granted warrants to purchase an additional 4,500 shares of Common Stock at $8.69 per share. Each of the warrants issued to Katalyst are exercisable for a period of five years from the date of issuance. For the three months ended June 30, 2022 and 2021, $30,000 and $93,687 is reflected in the Company’s statements of operations, respectively, and $111,283 and $399,700 is reflected in the Company’s statements of operations for the six months ended June 30, 2022 and 2021, respectively, pursuant to the consulting agreement.

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

Effective as of January 1, 2021, the Company entered into an amended consulting agreement with GPN reducing the cash payment to $12,000 per month. Effective as of July 1, 2021, the Company entered into a second amended consulting agreement with GPN increasing the cash payment to $20,000 per month and increasing warrant issued for each three-month period beginning July 1, 2021 to 5,800, with the last issuance on October 1, 2021. Effective as of January 1, 2022, the Company entered into an additional amended consulting agreement with GPN reducing the cash payment to $10,000 per month beginning February 1, 2022 thru December 31, 2022 and eliminating any further warrant issuances. In addition, on February 16, 2021, GPN was granted warrants to purchase 10,000 shares of Common Stock at $11.46 per share, on April 1, 2021, was granted warrants to purchase an additional 2,500 shares of Common Stock at $8.80 per share, on July 1, 2021, was granted warrants to purchase an additional 5,800 shares of Common Stock at $9.76 per share, on October 1, 2021, was granted warrants to purchase an additional 5,800 shares of Common Stock at $9.30 per share, and, on January 3, 2022, was granted warrants to purchase an additional 5,800 shares of Common Stock at $8.69 per share. Each of the warrants issued to GPN are exercisable for a period of five years from the date of issuance. For the three months ended June 30, 2022 and 2021, $30,000 and $54,815 is reflected in the Company’s statements of operations, and $120,320 and $189,148 is reflected in the Company’s statements of operations for the six months ended June 30, 2022 and 2021, respectively, pursuant to the GPN Agreement.

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

The term of Dr. Tuchman’s employment pursuant to the Offer Letter is one year, which shall be extended automatically for six month periods unless either party gives timely written notice. Dr. Tuchman’s agreement was previously extended until December 7, 2022. On August 4, 2022, the Company entered into an amendment to the Offer Letter to extend the term of Dr. Tuchman’s employment through June 7, 2023, and such term shall be extended for an additional six months upon Dr. Tuchman’s written notice to the Company at least 30 days prior to June 7, 2023. Pursuant to the Amendment, if Dr. Tuchman is terminated without Cause, Dr. Tuchman shall be entitled to severance equal to six months of Dr. Tuchman’s annual base salary.

Other Commitments and Agreements

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

June 2021 Private Placement

On June 14, 2021, the Company entered into Securities Purchase Agreements (the “June Purchase Agreement”) with certain accredited investors (the “June Purchasers”) to issue (a) an aggregate of 1,653,281 shares of the Company’s Common Stock and/or prefunded warrants to purchase shares of Common Stock at an exercise price of $0.01 per share (the “June Pre-Funded Warrants”) and (b) Series G warrants to purchase up to an aggregate of 1,653,281 shares of Common stock, with an exercise price of $8.51 per share (subject to adjustment), for a period of five years from the date of issuance (the “June Warrants”) at a combined purchase price of $7.547 per share of Common Stock and June Warrant (the “June Offering”). The Company received total gross proceeds of approximately $12.5 million and net proceeds of approximately $11.2 million.

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

Note 7 – Stock Based Compensation:

2020 Equity Incentive Plan

Upon completion of the Spin-Off, the Company’s 2020 Equity Incentive Plan (the “2020 Plan”) became effective on December 7, 2020. The total number of securities available for grant under the 2020 Plan was 250,000 shares of Common Stock, subject to adjustment. On April 7, 2021, the Company held a special meeting of stockholders (“Special Meeting”) in which the Company’s stockholders approved an amendment to the Company’s 2020 Plan to increase the total number of shares of Common Stock from 250,000 to an aggregate of 625,000 shares of Common Stock.

Stock and Option Grants

The following is a summary of stock option activity under the stock option plans for the six months ended June 30, 2022:

			Weighted-
			Average	Aggregate
		Weighted-	Remaining	Intrinsic
	Number	Average	Contractual	Value
	of	Exercise	Term	(in
	Shares	Price	(Years)	millions)
Options outstanding at January 1, 2022	123,850	$9.84	9.00	$—
Options granted	6,150	$7.29	—	—
Less options forfeited	—	$—	—	—
Less options expired/cancelled	—	$—	—	—
Less options exercised	—	$—	—	—
Options outstanding at June 30, 2022	130,000	$9.72	8.60	$—
Options exercisable at June 30, 2022	125,388	$9.81	8.57	$—

As of June 30, 2022, the Company had unrecognized stock option expense of approximately $16,900 and a remaining weighted average period for recognition of 0.63 years.

On February 16, 2022, pursuant to its 2020 Plan, the Company granted stock options to purchase an aggregate of 6,150 shares of Common Stock to its Chief Executive Officer. The stock options have an exercise price of $7.29 per share and an expiration date that is ten years from the date of issuance. 25% of the options vest each quarter over one year, with the initial 25% vesting on May 16, 2022.

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

The Company recorded total expense relating to the outstanding stock options of $11,544 and $151,552 for the three months ended June 30, 2022 and 2021, respectively, and $47,918 and $719,791 for the six months ended June 30, 2022 and 2021.

Restricted Stock Unit Grants

On July 13, 2021, the Company granted a total of 495,000 restricted stock units (RSUs), of which 425,000 were granted to seven Board members (including two executives), 60,000 to the Company’s CFO and 10,000 to two employees. The RSUs were amended on January 12, 2022 to vest 100% on September 15, 2022 and then further amended on June 20, 2022 to vest 100% on the earlier of release of Phase 2 clinical trial top line data or December 31, 2022. Top line data is expected to be announced during the fourth quarter of 2022.

As of June 30, 2022, the Company had unrecognized RSUs expense of approximately $885,000 and a remaining weighted average period for recognition of 0.44 years. The fair value of the RSUs issued was based upon the closing trading price of the Common Stock on the grant date of $9.75 per share. The grant date fair value of the RSUs granted was approximately $4.8 million. The Company recorded total expense of $1,005,146 and $1,680,331 relating to the outstanding RSUs for the three and six months ended June 30, 2022, respectively.

Restricted Stock Issuances

On February 15, 2022, the Company granted 13,775 shares of restricted stock to two consultants that were engaged to provide investor relations services with a total fair market value on date of issuance of $98,078. On March 14, 2022, the Company granted 692 shares of restricted stock to a consultant that was engaged to provide investor relations services with a total fair market value on date of issuance of $4,500. On June 7, 2022, the Company granted 679 shares of restricted stock to a consultant that was engaged to provide investor relations services with a total fair market value on date of issuance of $4,500. On July 8, 2022, the Company granted 30,303 shares of restricted stock to a consultant that was engaged to provide investor relations services with a total fair market value on date of issuance of $150,000 and warrants to purchase 21,067 shares of Common Stock with an exercise price of $9.90 per share for a period of five years from the date of issuance.

Stock Compensation Expense

Total stock-based compensation for the three and six months ended June 30, 2022 was $1,016,690 and $1,728,248, respectively of which $171,653 and $845,037 was classified as research and development expense, respectively, and $845,037 and $1,435,545 was classified as general and administrative expense. Total stock-based compensation for the three and six months ended June 30, 2021 was $151,552 and $719,791, respectively, of which $35,763 and $209,465 was classified as research and development expense, respectively, and $115,789 and $510,326 was classified as general and administrative expense.

Note 8 – Common Stock Warrants:

As of June 30, 2022, the Company had warrants outstanding consisting of the following:

Number
of shares
Warrants outstanding January 1, 2022	6,265,525
Warrants issued	10,300
Warrants exercised	(65,000)
Warrants expired	(1,049,368)
Warrants outstanding June 30, 2022	5,161,457

On January 3, 2022, pursuant to its advisory agreements, the Company issued warrants to purchase 10,300 shares of Common Stock, with an exercise price of $8.96 per share, for a period of five years from the issuance date. The Company used the Black-Scholes valuation model to calculate the value of these warrants issued to advisors during the six months ended June 30, 2022. The fair value of the warrants was estimated at the date of issuance using the following weighted average assumptions: Dividend yield 0%; Expected term five years; volatility based upon a blend of the Parent company’s and guideline company historical volatility 112.9%; and Risk-free interest rate of 1.37%. The total expense recorded during the year period was approximately $72,000.

As of June 30, 2022, the weighted average exercise price and the weighted average remaining life of the total warrants were $13.34 per warrant and 3.7 years, respectively. The intrinsic value of the warrants as of June 30, 2022 was approximately $0.8 million.

During the six months ended June 30, 2022, three affiliated warrant holders exercised 50,000 Series E Warrants to purchase 50,000 shares of Common Stock at $8.51 per share and one holder exercised 15,000 Series G Warrants to purchase 15,000 shares of Common Stock at $8.51 per share. Total cash proceeds from these warrant exercises was approximately $600,000.

Note 9 – Subsequent Events

See Note 5 and Note 7 above.

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

Basis of Presentation

The unaudited financial statements for the three and six months ended June 30,2022 and 2021 include a summary of our significant accounting policies and should be read in conjunction with the discussion below and our financial statements and related notes included elsewhere in this quarterly report. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included in the financial statements. All such adjustments are of a normal recurring nature.

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

Results of Most Recent Confirmatory Phase 2 Clinical Trial

On September 9, 2019, Neurotrope issued a press release announcing that the confirmatory Phase 2 study of Bryostatin-1 in moderate to severe AD did not achieve statistical significance on the primary endpoint, which was changed from baseline to Week 13 in the Severe Impairment Battery (“SIB”) total score.

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

As of June 30, 2022, we incurred cumulative expenses of approximately $9.4 million associated with services provided by WCT and certain pass thru expenses incurred by WCT, which was offset by NIH reimbursements recognized of $2.7 million and, for the three months ended June 30, 2022, we incurred expenses of approximately $1.3 million associated with services provided by WCT and certain pass thru expenses incurred by WCT.

Additional Phase 2 Clinical Trial

On May 12, 2022, the Company entered into the 2022 Services Agreement with WCT. The 2022 Services Agreement relates to services for a Phase 2 “open label,” dose ranging study, clinical trial assessing the safety, tolerability and efficacy of Bryostatin-1 administered via infusion in the treatment of moderately severe to severe AD subjects not receiving memantine treatment.

Pursuant to the terms of the 2022 Services Agreement, WCT is providing services to enroll approximately 12 2022 Study subjects, which enrollment is currently underway. The first 2022 Study site was initiated during the third quarter of 2022. The total estimated budget for the services, including pass-through costs, is currently approximately $2.0 million. During the three and six months ended June 30, 2022, the Company incurred a total of approximately $450,000 for this clinical trial and, as of June 30, 2022, recorded a payable of approximately $80,000 on its balance sheet. During July 2022, the Company paid WCT 20%, or approximately $400,000, as a prepayment for services, pass thru and site expenses to be incurred for the 2022 Services Agreement. Either party may terminate the 2022 Services Agreement without cause upon ninety days prior written notice. Furthermore, in the event of a material breach by the other party, which breach is not cured by the breaching party, the other party may terminate the agreement upon 30 days’ prior written notice.

Other Development Projects

To the extent resources permit, we may pursue development of selected technology platforms with indications related to the treatment of various disorders, including neurodegenerative disorders such as AD, based on our currently licensed technology and/or technologies available from third party licensors or collaborators.

Nemours Agreement

On September 5, 2018, we announced a collaboration with Nemours, a premier U.S. children’s hospital, to initiate a clinical trial in children with Fragile X. In addition to the primary objective of safety and tolerability, measurements will be made of working memory, language and other functional aspects such as anxiety, repetitive behavior, executive functioning, and social behavior. On August 5, 2021, the Company announced its memorandum of understanding with Nemours A.I. DuPont Hospital (“Nemours”) to initiate a clinical trial using Bryostatin-1, under Orphan Drug Status, to treat Fragile X. The Company intends to provide the Bryostatin-1 drug product candidate and obtain the investigational new drug documentation (“IND”) and Nemours intends to provide the clinical site and attendant support for the trial. The Company and Nemours, jointly, will develop the trial protocol. The Company estimates its total trial and IND cost to be approximately $700,000. The Company plans to initiate a Phase 1 clinical trial during the second half of 2022.

Cleveland Clinic

On February 23, 2022, the Company announced its collaboration with the Cleveland Clinic to pursue possible treatments for Multiple Sclerosis. The collaboration entails filing an IND and conducting initial clinical trials using Bryostatin-1. Future development work will be conducted pursuant to statements of work to be determined.

Impact of COVID-19

We face the ongoing risk that the coronavirus pandemic may slow the conduct of our current trials. In order to prioritize patient health and that of the investigators at clinical trial sites, we will monitor enrollment of new patients in our Phase 2 clinical trials of Bryostatin-1 for the treatment of patients with Alzheimer’s disease. In addition, some patients may be unwilling to enroll in our trials or be unable to comply with clinical trial protocols if quarantines or travel restrictions impede patient movement or interrupt healthcare services. These and other factors outside of our control could delay our ability to conduct clinical trials or release clinical trial results. In addition, the effects of the ongoing coronavirus pandemic may also increase non-trial costs such as insurance premiums, increase the demand for and cost of capital, increase loss of work time from key personnel, and negatively impact our key clinical trial vendors and supplier of API.

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

Results of Operations

Comparison of the six months ended June 30, 2022 and 2021

The following table summarizes our results of operations for the six months ended June 30, 2022 and 2021:

	Six Months ended
	June 30,		Dollar
	2022	2021	Change	% Change
Revenue	$—	$—	$—	0%
Operating Expenses:
Research and development expenses	$3,427,175	$2,138,060	$1,289,115	60.3%
General and administrative expenses	$3,651,748	$3,312,306	$339,442	10.2%
Other income, net	$49,097	$2,147	$46,950	2,186.8%
Net loss	$7,029,826	$5,448,219	$1,581,607	29.0%

Revenues

We did not generate any revenues for the six months ended June 30, 2022 and 2021.

Operating Expenses

Overview

Total operating expenses for the six months ended June 30, 2022 were $7,078,923 as compared to $5,450,366 for the six months ended June 30, 2021, an increase of approximately 29.9%. The increase in total operating expenses is due to the increase in research and development activities and general and administrative expenses.

Research and Development Expenses

For the six months ended June 30, 2022, we incurred $3,427,175 in research and development expenses as compared to $2,138,060 for the six months ended June 30, 2021, an increase of approximately 60.3%. These expenses were incurred primarily pursuant to developing the potential AD therapeutic product, specifically expenses relating to our ongoing Phase 2 clinical trial for AD. Of these expenses, for the six months ended June 30, 2022, $2,943,402 was incurred principally relating to our current confirmatory clinical trial and related storage of drug product, $152,658 for clinical consulting services, $14,931 of amortization of prepaid licensing fees relating to the Stanford License Agreement and Mount Sinai Agreement, $23,481 for development of alternative drug supply with Stanford University and $292,703 of non-cash stock options compensation expense; comparatively, for the six months ended June 30, 2021, $1,732,669 was incurred principally relating to our confirmatory clinical trial and related storage of drug product, $156,853 for clinical consulting services, $14,876 of amortization of prepaid licensing fees relating to the Stanford License Agreement and Mount Sinai Agreement, $24,197 for development of alternative drug supply with Stanford University and $209,465 of non-cash stock options compensation expense.

We expect our research and development expenses to level off as we expect that our current Phase 2 clinical trial for AD will be materially concluded by the end of 2022 while, to a lesser extent, our Phase 2 dose ranging study activities increase. Other development expenses might increase, as our resources permit, in order to advance our potential products. We are continuing to determine how to proceed with respect to our other current development programs for Bryostatin-1.

General and Administrative Expenses

We incurred $3,651,748 and $3,312,306 of general and administrative expenses for the six months ended June 30, 2022 and 2021, respectively, an increase of approximately 10.2%. During the six months ended June 30, 2022, $601,507 was incurred primarily for wages, bonuses, vacation pay, severance, taxes and insurance, versus $667,552 for the six months ended June 30, 2021. The decrease in wages is primarily attributable to the reduction of bonus accruals for our former Chief Executive Officer; $207,019 was incurred for legal expenses versus $468,406 for the 2021 comparable period. The decrease in legal fees for 2022 is based upon prior year’s increased fees for one-time work for fundraising planning in 2021; $589,454 was incurred for outside operations consulting services during the six months ended June 30, 2022, versus $956,530 for the comparable period in 2021 as, during such period in 2021, we incurred additional non-cash expenses associated with warrant issuances for investment banking consulting services; $39,131 was incurred for travel expenses during the six months ended June 30, 2022, versus $28,167 for the comparable period in 2021; $133,569 was incurred for investor relations services during the six months ended June 30, 2022, versus $156,528 for the comparable period in 2021; $109,725 was incurred for professional fees associated with auditing, financial, accounting and tax advisory services during the six months ended June 30, 2022, versus $88,163 for the comparable period in 2021; $365,544 was incurred for insurance during the six months ended June 30, 2022, versus $327,545 for the comparable period in 2021, which increase is primarily attributable to an increase in premiums; $170,254 was incurred for utilities, supplies, license fees, filing costs, rent, advertising and other during the six months ended June 30, 2022, versus $109,089 for the comparable period in 2021, with the increase for 2022 primary attributable to stock market up-listing fees to Nasdaq and rent expenses associated with our new Maryland laboratory facility; and $1,435,545 was recorded as non-cash stock options compensation expense during the six months ended June 30, 2022, versus $510,326 for the comparable period in 2021, which increase is primarily attributable to equity awards granted after June 30, 2021 expensed in 2022.

Other Income / Expense

We earned $49,097 of net interest income for the six months ended June 30, 2022 as compared to $2,147 for the six months ended June 30, 2021 on funds deposited in interest bearing money market accounts. The increase is primarily attributable to the increase in money market interest income rates and higher average cash balances in 2022 compared to the corresponding period in 2021.

Net loss

We incurred losses of $7,029,826 and $5,448,219 for the six months ended June 30, 2022 and 2021, respectively. The increased loss was primarily attributable to the increase in net research and development expenses associated with our current Phase 2 confirmatory clinical trial and an increase in general and administrative expenses.

Comparison of the three months ended June 30, 2022 and 2021

The following table summarizes our results of operations for the three months ended June 30, 2022 and 2021:

	Three Months ended
	June 30,		Dollar
	2022	2021	Change	% Change
Revenue	$—	$—	$—	0%
Operating Expenses:
Research and development expenses	$1,941,101	$986,280	$954,821	96.8%
General and administrative expenses	$1,855,290	$1,308,893	$546,397	41.7%
Other income, net	$44,487	$1,331	$43,156	3,242.4%
Net loss	$3,751,904	$2,293,842	$1,458,062	63.6%

Revenues

We did not generate any revenues for the three months ended June 30, 2022 and 2021.

Operating Expenses

Overview

Total operating expenses for the three months ended June 30, 2022 were $3,796,391 as compared to $2,295,173 for the three months ended June 30, 2021, an increase of approximately 65.4%. The increase in total operating expenses is due to the increase in research and development and general and administrative expenses.

Research and Development Expenses

For the three months ended June 30, 2022, we incurred $1,832,792 in research and development expenses as compared to $986,280 for the three months ended June 30, 2021, an increase of approximately 85.8%. These expenses were incurred primarily pursuant to developing the potential AD therapeutic product, specifically expenses relating to our ongoing Phase 2 clinical trial for AD. Of these expenses, for the three months ended June 30, 2022, $1,680,918 was incurred principally relating to our current confirmatory clinical trial and related storage of drug product, $73,113 for clinical consulting services, $7,479 of amortization of prepaid licensing fees relating to the Stanford License Agreement and Mount Sinai Agreement, $7,938 for development of alternative drug supply with Stanford University and $171,653 of non-cash stock options compensation expense as compared to, for the three months ended June 30, 2021, $834,080 was incurred principally relating to our confirmatory clinical trial and related storage of drug product, $93,203 for clinical consulting services, $7,479 of amortization of prepaid licensing fees relating to the Stanford and Mount Sinai license agreements, $15,755 for development of alternative drug supply with Stanford University and $35,763 of non-cash stock options compensation expense.

We expect our research and development expenses to level off as our current Phase 2 clinical trial for AD will be materially concluded by the end of 2022 while, to a lesser extent, our Phase 2 dose ranging study activities increases. Other development expenses might increase, as our resources permit, in order to advance our potential products. We are continuing to determine how to proceed with respect to our other current development programs for Bryostatin-1.

General and Administrative Expenses

We incurred $1,855,290 and $1,308,893 of general and administrative expenses for the three months ended June 30, 2022 and 2021, respectively, an increase of approximately 41.7%. Of the amounts for the three months ended June 30, 2022, as compared to the comparable 2021 period: $307,603 was incurred primarily for wages, bonuses, vacation pay, severance, taxes and insurance, versus $237,337 for the 2021 comparable period. The increase is primarily attributable to the reclassification of our former Chief Executive Officer’s compensation to consulting fees for the comparable 2021 period; $77,804 was incurred for legal expenses versus $233,822 for the 2021 comparable period. The decrease for 2022 is based upon prior year’s increased fees for one-time work for fundraising planning in 2021; $193,250 was incurred for outside operations consulting services during the three months ended June 30, 2022, versus $363,854 for the comparable period in 2021 as, during such period in 2021, we incurred additional non-cash expenses associated with warrant issuances for investment banking consulting services; $24,479 was incurred for travel expenses during the three months ended June 30, 2022, versus $17,417 for the comparable period in 2021; $61,355 was incurred for investor relations services during the three months ended June 30, 2022, versus $89,459 for the comparable period in 2021; $87,677 was incurred for professional fees associated with auditing, financial, accounting and tax advisory services during the three months ended June 30, 2022, versus $38,268 for the comparable period in 2021. The increase for 2022 is attributable to expensing the 2021 audit in the second quarter of 2022 versus during the first quarter in 2021; $181,236 was incurred for insurance during the three months ended June 30, 2022, versus $165,437 for the comparable period in 2021, which increase is primarily attributable to an increase in premiums; $76,849 was incurred for utilities, supplies, license fees, filing costs, rent, advertising and other during the three months ended June 30, 2022, versus $47,510 for the comparable period in 2021, with the increase for 2022 primary attributable to stock market up-listing fees to Nasdaq and rent expenses associated with our new Maryland laboratory facility; and $845,037 was recorded as non-cash stock options compensation expense during the three months ended June 30, 2022, versus $115,789 for the comparable period in 2021, which increase is primarily attributable to equity awards granted after June 30, 2021 expensed in 2022.

Other Income / Expense

We earned $44,487 of net interest income for the three months ended June 30, 2022 as compared to $1,331 for the three months ended June 30, 2021 on funds deposited in interest bearing money market accounts. The increase is primarily attributable to the increase in money market interest income rates and higher average cash balances in 2022 compared to the corresponding period in 2021.

Net loss

We incurred losses of $3,751,904 and $2,293,842 for the three months ended June 30, 2022 and 2021, respectively. The increased loss was primarily attributable to the increase in net research and development expenses associated with our current Phase 2 confirmatory clinical trial and the increase in general and administrative expenses.

Financial Condition, Liquidity and Capital Resources

Cash and Working Capital

Since inception, we have incurred negative cash flows from operations. As of June 30, 2022, we had working capital of $28,932,496 as compared to working capital of $33,509,303 as of December 31, 2021. The $4,576,807 decrease in working capital was primarily attributable to approximately $7.1 million of operating expenses partially offset by non-cash expenses of approximately $1.8 million and cash proceeds from warrant exercises of approximately $553,000.

We expect that our current cash and cash equivalents of approximately $27.4 million will be sufficient to support our projected operating requirements for at least the next 12 months from the Form 10-Q filing date, which would include the continuing development and current Phase 2 clinical trial, of Bryostatin-1, our novel drug candidate targeting the activation of PKC epsilon.

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

	Six Months Ended June 30,
	2022	2021
Cash used in operating activities	$6,009,489	$5,585,322
Cash used in investing activities	3,029	—
Cash provided by financing activities	553,150	31,492,353

Net Cash Used in Operating Activities

Cash used in operating activities was $6,009,489 for the six months ended June 30, 2022, compared to $5,585,322 for the six months ended June 30, 2021. The $424,167 increase primarily resulted from the increase in net loss of approximately $1.6 million and the decrease in accounts payable of approximately $403,000 partially offset by a decrease in net of prepaid and accrued expenses of approximately $795,000 and an increase in non-cash stock-based compensation of approximately $765,000 for the six months ended June 30, 2022.

Net Cash Used in Investing Activities

Net cash used in investing activities was $3,029 for the six months ended June 30, 2022 compared to $0 for the six months ended June 30, 2021. The cash used in investing activities for the six months ended June 30, 2022 was for capital expenditures.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $553,150 for the six months ended June 30, 2022 compared to cash provided by financing activities of $31,492,353 for the six months ended June 30, 2021. The net cash provided by financing activities for 2022 resulted from the exercise of investor warrants issued in 2021. The net cash provided by financing activities in 2021 was primarily attributable to $23.7 million of net proceeds from our private placement offerings, $7.6 million from warrant exercises and $127,000 from NIH grant funding proceeds

Item 3. Quantitative and Qualitative Disclosures about Market Risk

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

Based on management’s review, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of June 30, 2022. Notwithstanding the material weaknesses described above, our management, including the Chief Executive Officer and Chief Financial Officer, has concluded that financial statements, and other financial information included in this quarterly report, fairly present in all material respects our financial condition, results of operations, and cash flows as of and for the periods presented in this quarterly report.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On June 7, 2022, we issued 679 shares of Common Stock to Neil Cataldi in exchange for investor relations services.

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

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

As previously disclosed, the Company entered into an offer letter (the “Offer Letter”) with Alan J. Tuchman, M.D., pursuant to which Dr. Tuchman agreed to serve as the Company’s Chief Executive Officer, commencing on December 7, 2020. The term of Dr. Tuchman’s employment pursuant to the Offer Letter is one year, which shall be extended automatically for six month periods unless either party gives timely written notice. Dr. Tuchman’s agreement was previously extended until December 7, 2022. On August 4, 2022, the Company entered into an amendment to the Offer Letter (the “Amendment”) to extend the term of Dr. Tuchman’s employment through June 7, 2023, and such term shall be extended for an additional six months upon Dr. Tuchman’s written notice to the Company at least 30 days prior to June 7, 2023. Pursuant to the Amendment, if Dr. Tuchman is terminated without Cause, Dr. Tuchman shall be entitled to severance equal to six months of Dr. Tuchman’s annual base salary.

The foregoing description of the Amendment does not purport to be complete and is qualified in its entirety by reference to the full text of the Amendment, a copy of which is filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

Item 6. Exhibits.

Exhibit Number

10.1	Master Services Agreement, between Synaptogenix, Inc. and Worldwide Clinical Trials, Inc., dated as of February 7, 2022 and Work Order, dated May 12, 2022.

10.2+	Amendment to the offer letter, dated August 4, 2022, by and between the Company and Alan J. Tuchman, M.D.

31.1	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial information from this Quarterly Report on Form 10-Q for the period ended June 30, 2022, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Statements of Operations; (ii) the Condensed Balance Sheets; (iii) the Condensed Statements of Cash Flows; and (iv) the Notes to Financial Statements, tagged as blocks of text.

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

+ Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Synaptogenix, Inc.

Date: August 5, 2022	By:	/s/ Alan J. Tuchman, M.D.
Alan J. Tuchman, M.D.
Chief Executive Officer
(principal executive officer)

Date: August 5, 2022	By:	/s/ Robert Weinstein
Robert Weinstein
Chief Financial Officer, Executive Vice President, Secretary and Treasurer
(principal financial officer)