Form 10-Q
period 2022-09-30
Synaptogenix, Inc.
filed 2022-11-10
CIK 1571934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

As of November 5, 2022, there were 6,848,047 shares of the registrant’s common stock, $0.0001 par value per share, issued and outstanding.

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

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

Synaptogenix, Inc.

Condensed Balance Sheets

(Unaudited)

	September 30,	December 31,
	2022	2021
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$26,334,137	$34,213,989
Prepaid Clinical trial expenses	599,631	410,357
Prepaid expenses and other current assets	395,342	879,869

TOTAL CURRENT ASSETS	27,329,110	35,504,215

Fixed assets, net of accumulated depreciation	21,532	20,445

TOTAL ASSETS	$27,350,642	$35,524,660

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$483,390	$1,296,506
Accrued expenses	200,205	698,406

TOTAL CURRENT LIABILITIES	683,595	1,994,912

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Preferred stock - 1,000,000 shares authorized as of September 30, 2022, $0.0001 par value; 0 shares issued and outstanding as of September 30, 2022 and December 31, 2021	—	—
Common stock - 150,000,000 shares authorized as of September 30, 2022, $0.0001 par value; 6,841,169 shares issued and outstanding as of September 30, 2022 and 6,730,180 shares issued and outstanding as of December 31, 2021.	685	674
Additional paid-in capital	50,864,334	47,670,744
Accumulated deficit	(24,197,972)	(14,141,670)

TOTAL STOCKHOLDERS’ EQUITY	26,667,047	33,529,748

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$27,350,642	$35,524,660

See accompanying notes to condensed financial statements.

Synaptogenix, Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2022	2021	2022	2021
OPERATING EXPENSES:
Research and development	$1,484,694	$836,716	$4,911,869	$2,974,776
General and administrative	1,682,512	2,092,662	5,334,260	5,404,968

TOTAL OPERATING EXPENSES	3,167,206	2,929,378	10,246,129	8,379,744

OTHER INCOME (EXPENSE):
Interest income	140,730	2,445	189,827	4,592

Net loss before income taxes	3,026,476	2,926,933	10,056,302	8,375,152

Provision for income taxes	—	—	—	—

Net loss attributable to common stockholders	$3,026,476	$2,926,933	$10,056,302	$8,375,152

PER SHARE DATA:

Basic and diluted loss per common share	$0.43	$0.47	$1.44	$1.89

Basic and diluted weighted average common shares outstanding	6,988,000	6,196,600	6,962,400	4,420,200

See accompanying notes to condensed financial statements.

Synaptogenix, Inc.

Condensed Statements of Changes in Stockholders’ Equity

(Unaudited)

	Three Months Ended September 30, 2021
					Additional
	Common Stock		Preferred Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance July 1, 2021	6,038,798	$604	$—	$—	$39,168,084	$(6,978,692)	$32,189,996

Reverse stock split rounding	—	—	—	—	—	—	—

Stock based compensation	—	—	—	—	1,198,860	—	1,198,860

Issuance of warrants for consulting fees	—	—	—	—	84,648		84,648

Issuance of common stock for consulting fees	665	1	—	—	4,501	—	4,502

Private placement of common stock and warrants	—	—	—	—	—	—	—

Exercise of common stock warrants	97,504	10	—	—	800,230	—	800,240

Net loss	—	—	—	—	—	(2,926,933)	(2,926,933)

Balance September 30, 2021	6,136,967	$615	$—	$—	$41,256,323	$(9,905,625)	$31,351,313

	Nine Months Ended September 30, 2021
					Additional
	Common Stock		Preferred Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance January 1, 2021	1,257,579	$126	—	$—	$6,668,859	$(1,530,473)	$5,138,512

Reverse stock split rounding	(345)	—	—	—	(1,529)	—	(1,529)

Stock based compensation	—	—	—	—	1,918,651	—	1,918,651

Issuance of warrants for consulting fees	—	—	—	—	481,496		481,496

Issuance of common stock for consulting fees	3,255	1	—	—	22,657		22,658

Private placement of common stock and warrants	3,837,580	384	—	—	23,783,777		23,784,161

Exercise of common stock warrants	1,038,898	104	—	—	8,382,412	—	8,382,516

Net loss	—	—	—	—	—	(8,375,152)	(8,375,152)

Balance September 30, 2021	6,136,967	$615	$—	$—	$41,256,323	$(9,905,625)	$31,351,313

	Three Months Ended September 30, 2022
					Additional
	Common Stock		Preferred Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance July 1, 2022	6,810,326	$682	—	$—	$50,124,087	$(21,171,496)	$28,953,273

Stock based compensation	—	—	—	—	510,747	—	510,747

Issuance of warrants for consulting fees	—	—	—	—	75,000	—	75,000

Issuance of common stock for consulting fees	30,843	3	—	—	154,500	—	154,503

Exercise of common stock warrants	—	—	—	—	—	—	—

Net loss	—	—	—	—	—	(3,026,476)	(3,026,476)

Balance September 30, 2022	6,841,169	$685	—	$—	$50,864,334	$(24,197,972)	$26,667,047

	Nine Months Ended September 30, 2022
					Additional
	Common Stock		Preferred Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance January 1, 2022	6,730,180	$674	—	$—	$47,670,744	$(14,141,670)	$33,529,748

Stock based compensation	—	—	—	—	2,238,995	—	2,238,995

Issuance of warrants for consulting fees	—	—	—	—	146,603	—	146,603

Issuance of common stock for consulting fees	45,989	4			254,849		254,853

Exercise of common stock warrants	65,000	7			553,143		553,150

Net loss	—	—	—	—	—	(10,056,302)	(10,056,302)

Balance September 30, 2022	6,841,169	$685	—	$—	$50,864,334	$(24,197,972)	$26,667,047

See accompanying notes to condensed financial statements.

Synaptogenix, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2022	September 30, 2021
CASH FLOW USED IN OPERATING ACTIVITIES
Net loss	$(10,056,302)	$(8,375,152)
Adjustments to reconcile net loss to net cash used by operating activities
Stock based compensation	2,238,995	1,918,651
Consulting services paid by issuance of common stock	254,853	22,657
Consulting services paid by issuance of common stock warrants	146,603	481,496
Depreciation expense	4,188	3,727
Change in assets and liabilities
Decrease (Increase) in prepaid expenses	295,253	(111,778)
(Decrease) in accounts payable	(813,116)	(324,959)
(Decrease) in accrued expenses	(498,201)	(280,200)
Total adjustments	1,628,575	1,709,594

Net Cash Used in Operating Activities	(8,427,727)	(6,665,558)

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchase of fixed assets	(5,275)	—

Net Cash Used in Investing Activities	(5,275)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Private placements of common stock and warrants	—	23,784,161
Proceeds from exercise of investor warrants	553,150	8,382,516
Cash in lieu of shares for reverse stock split	—	(1,529)

Net Cash Provided by Financing Activities	553,150	32,165,148

NET (DECREASE) INCREASE IN CASH AND EQUIVALENTS	(7,879,852)	25,499,590

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	34,213,989	5,795,055

CASH AND EQUIVALENTS AT END OF PERIOD	$26,334,137	$31,294,645

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

Liquidity Uncertainties

As of September 30, 2022, the Company had approximately $26.3 million in cash and cash equivalents as compared to $34.2 million at December 31, 2021. The Company expects that its current cash and cash equivalents, approximately $25.6 million as of the date of this quarterly report, will be sufficient to support its projected operating requirements for at least the next 12 months from this date. The operating requirements include the current development plans for Bryostatin-1, our novel drug candidate targeting the activation of Protein Kinase C Epsilon and other development projects.

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

Note 2 – Summary of Significant Accounting Policies:

Basis of Presentation:

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the unaudited condensed financial statements included herein contain all adjustments necessary to present fairly the Company’s financial position and the results of its operations and cash flows for the interim periods presented. Such adjustments are of a normal recurring nature. The results of operations for the nine months ended September 30, 2022 may not be indicative of results for the full year. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and the notes to those statements for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2022.

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

Comprehensive Income (Loss)

The Company follows FASB ASC 220 in reporting comprehensive income (loss). Comprehensive income (loss) is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income (loss). Since the Company has no items of other comprehensive income (loss), comprehensive loss is equal to net loss for all periods presented.

Net Earnings or Loss per Share:

Net earnings or loss per share is computed by dividing net income or loss by the weighted-average number of common shares outstanding during the period, excluding shares subject to redemption or forfeiture. The Company presents basic and diluted net earnings or loss per share. Diluted net earnings or loss per share reflect the actual weighted average of common shares issued and outstanding during the period, adjusted for potentially dilutive securities outstanding. Potentially dilutive securities are excluded from the computation of the diluted net earnings or loss per share if their inclusion would be anti-dilutive.

As all potentially dilutive securities are anti-dilutive as of September 30, 2022 and 2021, diluted net loss per share is the same as basic net loss per share for the three and nine months ended September 30, 2022 and 2021.

The dilutive securities that have been excluded from the calculation of diluted net loss per share for the three and nine months ended September 30, 2022 and 2021 respectively, because to do so would be anti-dilutive (in common equivalent shares), are as follows:

	September 30, 2022	September 30, 2021
Common stock warrants	5,176,916	6,847,930
Common stock options	130,000	123,850
Unvested restricted stock units	495,000	495,000
Total	5,801,916	7,466,780

Cash and Cash Equivalents and Concentration of Credit Risk:

The Company considers all highly liquid cash investments with an original maturity of three months or less when purchased to be cash equivalents. At September 30, 2022, the Company’s cash balances that exceed the current insured amounts under the Federal Deposit Insurance Corporation (“FDIC”) were approximately $0.7 million. In addition, approximately $25.6 million included in cash and cash equivalents were invested in a money market fund, which is not insured under the FDIC.

Fixed Assets:

Fixed assets are stated at cost less accumulated depreciation. Depreciation is computed on a straight line basis over the estimated useful life of the asset, which is deemed to be between three and ten years.

Research and Development Costs:

All research and development costs, including costs to maintain or expand the Company’s patent portfolio licensed from CRE are expensed when incurred. Non-refundable advance payments for research and development are capitalized because the right to receive those services represents an economic benefit. Such capitalized advances will be expensed when the services occur and the economic benefit is realized. There were no capitalized research and development services, other than non-refundable advance payments as mentioned below for Worldwide Clinical Trials, at September 30, 2022 and December 31, 2021.

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

The Company had federal and state net operating loss carryforwards for income tax purposes of approximately $86.9 million for the period from October 31, 2012 (inception) through September 30, 2022. The net operating loss carryforwards resulted in a deferred tax asset of approximately $18.2 million at September 30, 2022. Income tax effects of share-based payments are recognized in the financial statements for those awards that will normally result in tax deductions under existing tax law. The deferred tax asset is offset by a full valuation allowance.

The Company may be subject to significant U.S. federal income tax-related liabilities with respect to the Spin-Off if there is a determination that the Spin-Off is taxable for U.S. federal income tax purposes. In connection with the Spin-Off, the Company believes that, among other things, the Spin-Off should qualify as a tax-free transaction for U.S. federal income tax purposes under Section 355 and Section 368(a)(1)(D) of the Internal Revenue Code of 1986 (the “Code”). If the conclusions of the tax opinions are not correct, or if the Spin-Off is otherwise ultimately determined to be a taxable transaction, the Company would be liable for U.S. federal income tax related liabilities. Pursuant to the Separation and Distribution Agreement and the Tax Matters Agreement, Neurotrope agreed to indemnify Synaptogenix for certain liabilities, and Synaptogenix agreed to indemnify Neurotrope for certain liabilities, in each case for uncapped amounts. Indemnities that Synaptogenix may be required to provide Neurotrope are not subject to any cap, may be significant and could negatively impact Synaptogenix’s business, particularly with respect to indemnities provided in the Tax Matters Agreement. Third parties could also seek to hold Synaptogenix responsible for any of the liabilities that Neurotrope has agreed to retain. Further, the indemnity from Neurotrope may not be sufficient to protect Synaptogenix against the full amount of such liabilities, and Neurotrope may not be able to fully satisfy its indemnification obligations. Moreover, even if Synaptogenix ultimately succeeds in recovering from Neurotrope any amounts for which Synaptogenix is held liable, Synaptogenix may be temporarily required to bear these losses. At September 30, 2022 and as of the date of financial statement issuance date, the Company does not have any indemnification liabilities.

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

Expense Reimbursement for Grant Award:

The Company reduces its research and development expenses by funding received or receivable from an NIH grant during the period that the expenses are incurred. The Company recognized grant related expense reductions during the three and nine months ended September 30, 2022 of approximately $0 and $100,000, respectively, and $0 for the three and nine months ended September 30, 2021. See Note 5, “Clinical Trial Services Agreements.”

Of the total $2.7 million available from the NIH grant, the Company has received the maximum reimbursements under the grant as of September 30, 2022.

Recent Accounting Pronouncements:

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, which reduces the number of accounting models for convertible instruments, amends diluted earnings per share calculations for convertible instruments and allows more contracts to qualify for equity classification. ASU 2020-06 is effective for interim and annual periods beginning after December 15, 2021. The Company has evaluated the adoption of ASU 2020-06 and has concluded that it does not apply at this time.

Note 3– Collaborative Agreements and Commitments:

Stanford License Agreements

On May 12, 2014, the Company entered into a license agreement (the “Stanford Agreement”) with The Board of Trustees of The Leland Stanford Junior University (“Stanford”), pursuant to which Stanford has granted to the Company a revenue-bearing, world-wide right and exclusive license, with the right to grant sublicenses (on certain conditions), under certain patent rights and related technology for the use of bryostatin structural derivatives, known as “bryologs,” for use in the treatment of central nervous system disorders, lysosomal storage diseases, stroke, cardio protection and traumatic brain injury, for the life of the licensed patents. The

Company is required to use commercially reasonable efforts to develop, manufacture and sell products (“Licensed Products”) in the Licensed Field of Use (as defined in the Stanford Agreement) during the term of the licensing agreement which expires upon the termination of the last valid claim of any licensed patent under this agreement. In addition, the Company must meet specific product development milestones, and upon meeting such milestones, make specific milestone payments to Stanford. The Company must also pay Stanford royalties of 3% of net sales, if any, of Licensed Products (as defined in the Stanford Agreement) and milestone payments of up to $3.7 million dependent upon stage of product development. As of the end of the period covered by this quarterly report, no royalties nor milestone payments have been required.

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

The Company is required to pay Mt. Sinai milestone payments of $2.0 million upon approval of a new drug applications (“NDA”) in the United States and an additional $1.5 million for an NDA approval in the European Union or Japan. In addition, the Company is required to pay Mt. Sinai royalties on net sales of licensed product of 2.0% for up to $250 million of net sales and 3.0% of net sales over $250 million. Since inception, the Company has paid Mt. Sinai approximately $180,000 consisting of licensing fees of $105,000 plus development costs and patent fees of approximately $75,000. As of September 30, 2022, no royalties nor milestone payments have been required.

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

In connection with the Supply Agreement, on June 9, 2020, the Company entered into a transfer agreement (the “Transfer Agreement”) with BryoLogyx. Pursuant to the terms of the Transfer Agreement, the Company agreed to assign and transfer to BryoLogyx all of the Company’s right, title and interest in and to that certain Cooperative Research and Development Agreement, dated as of January 29, 2019 (the “CRADA”), by and between the Company and the U.S. Department of Health and Human Services, as

represented by the NCI, under which Bryostatin-1’s ability to modulate CD22 in patients with relapsed/refractory CD22+ disease has been evaluated to date. Pursuant to guidance provided by NCI, the Company CRADA has been cancelled and BryoLogyx has initiated a request for a new CRADA in its name. BryoLogyx will be filing its own investigational new drug application (“IND”) for CD22 with the FDA. As consideration for the transfer of rights to the CRADA, BryoLogyx has agreed to pay to the Company 2% of the gross revenue received in connection with the sale of bryostatin products, up to an aggregate payment amount of $1 million. No such revenues have been earned as of September 30, 2022.

Nemours Agreement

On September 5, 2018, we announced a collaboration with Nemours A.I. DuPont Hospital (“Nemours”), a premier U.S. children’s hospital, to initiate a clinical trial in children with Fragile X syndrome, a genetic disorder. In addition to the primary objective of safety and tolerability, measurements will be made of working memory, language and other functional aspects such as anxiety, repetitive behavior, executive functioning, and social behavior. On August 5, 2021, the Company announced its memorandum of understanding with Nemours to initiate a clinical trial using Bryostatin-1, under Orphan Drug Status, to treat Fragile X. The Company intends to provide the Bryostatin-1 and obtain the IND and Nemours intends to provide the clinical site and attendant support for the trial. The Company and Nemours, jointly, will develop the trial protocol. The Company estimates its total trial and IND cost to be approximately $700,000. As of the end of the period covered by this quarterly report, the Company has not incurred any expenses associated with this agreement.

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

After Neurotrope’s initial Series A Stock financing, the CRE License Agreement required the Company to enter into scope of work agreements with CRE as the preferred service provider for any research and development services or other related scientific assistance and support services. There were no such statements of work agreements entered into during the years ended December 31, 2021 and 2020, respectively, or during the three and nine months ended September 30, 2022.

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

Note 4- Related Party Transactions:

Related Party Agreements

On August 4, 2016, Neurotrope, Inc. entered into a consulting agreement with SM Capital Management, LLC (“SMCM”), a limited liability company owned and controlled by the Company’s Chairman of the Board, Mr. Joshua N. Silverman (the “Consulting Agreement”). Pursuant to the Consulting Agreement, SMCM shall provide consulting services which shall include, but not be limited to, providing business development, financial communications and management transition services, for a one-year period, subject to annual review thereafter. SMCM’s annual consulting fee is $120,000, payable by the Company in monthly installments of $10,000. This contract was assigned to Synaptogenix, Inc. as of December 1, 2020. For the three and nine months ended September 30, 2022 and 2021, $30,000 and $90,000 is reflected in the Company’s statements of operations, respectively.

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

The Company was awarded a $2.7 million grant from the NIH, which will be used to support the 2020 Study, resulting in an estimated net budgeted cost of the 2020 Study to the Company of $9.3 million. The NIH grant provides for funds in the first year, which began in April 2020, of approximately $1.0 million and funding in year two, which began April 2021, of approximately $1.7 million. As of February 22, 2022, virtually all of the NIH grant has been received and offset against the clinical trial costs. The Company incurred approximately $10.3 million of cumulative expenses associated with the current Phase 2 clinical trial as of September 30, 2022. Of the total $10.3 million incurred for the trial to date, approximately $0.9 million and $3.4 million is reflected in the statement of operations for the three and nine months ended September 30, 2022, respectively, and $1.6 million and $3.2 million is reflected in the statement of operations for the three and nine months ended September 30, 2021, respectively. As of September 30, 2022 included in the Company’s balance sheet, approximately $235,000 of WCT prepayments is included as a prepaid expense and other current assets. In addition, approximately $268,000 is included in accounts payable and accrued expenses.

On May 12, 2022, the Company entered into a services agreement with WCT (the “2022 Services Agreement”). The 2022 Services Agreement relates to services for a Phase 2 “open label,” dose ranging study, clinical trial assessing the safety, tolerability and efficacy of Bryostatin-1 administered via infusion in the treatment of moderately severe to severe AD subjects not receiving memantine treatment (the “2022 Study”).

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

The Company incurred approximately $865,000 of cumulative expenses associated with the current 2022 Study as of September 30, 2022. Of the total $865,000 incurred for the trial to date, approximately $442,000 and $865,000 is reflected in the statement of operations for the three and nine months ended September 30, 2022. As of September 30, 2022, approximately $365,000 of WCT 2022 Study prepayments is included as a prepaid expense and other current assets in the Company’s balance sheet. In addition, approximately $311,000 is included in accounts payable and accrued expenses.

On January 19, 2022, the Company issued a work order (the “Work Order”) to Cyprotex US, LLC (“Cyprotex”), pursuant to which Cyprotex will perform certain drug interaction services for the Company for an aggregate fee of $165,455. The Work Order is governed by the Cyprotex’s Standard Terms and Conditions for Discovery Services dated August 2, 2021. The Company incurred approximately $0 and $177,000 for this Work Order for the three and nine months ended September 30, 2022, respectively.

On January 31, 2022, the Company entered into a Statement of Work (the “SOW”) with Charles River Laboratories, Inc. (“Charles River”). The Statement of Work is subject to the General Terms and Conditions of Charles River. Pursuant to the SOW, Charles River will conduct a certain pre-clinical animal study (the “Study”) relating to Bryostatin-1 pharmacodynamics and drug distribution, for an initial aggregate fee of $197,600. Either party may terminate the 2022 Services Agreement without cause upon ninety days prior written notice. Furthermore, in the event of a material breach by the other party, which breach is not cured by the breaching party, the other party may terminate the agreement upon 30 days’ prior written notice. The Company has incurred expenses totaling $50,100 relating to this SOW for both the three and nine months ended September 30, 2022.

Other Consulting Agreements

Effective as of June 1, 2019, the Company entered into a consulting agreement with Katalyst Securities LLC (“Katalyst”), pursuant to which Katalyst provided investment banking consulting services to the Company and Neurotrope (the “Katalyst Agreement”). The term of the Katalyst Agreement continued until it was canceled. As consideration for its services under the Katalyst Agreement, the Company paid Katalyst $25,000 per month through December 1, 2020, plus five-year warrants to purchase 4,500 shares of Neurotrope’s common stock on the effective date of the Katalyst Agreement and on each of the three-month anniversaries following the effective date with the last issuance on December 1, 2020.

Effective as of January 1, 2021, the Company entered into an amended consulting agreement with Katalyst reducing the cash payment to $20,000 per month. Effective as of January 1, 2022, the Company entered into an additional amended consulting agreement with Katalyst reducing the cash payment to $10,000 per month beginning February 1, 2022 through December 31, 2022 and eliminating any further warrant issuances. In addition, on February 16, 2021, Katalyst was granted warrants to purchase 25,000 shares of Common Stock at $11.46 per share, on April 1, 2021, was granted warrants to purchase an additional 4,500 shares of Common Stock at $8.80 per share, on July 1, 2021, was granted warrants to purchase an additional 4,500 shares of Common Stock at $9.76 per share, on October 1, 2021, was granted warrants to purchase an additional 4,500 shares of Common Stock at $9.30 per share, and, on January 3, 2022, was granted warrants to purchase an additional 4,500 shares of Common Stock at $8.69 per share. For the three months ended September 30, 2022 and 2021, $30,000 and $96,982 is reflected in the Company’s statements of operations, respectively, and $141,283 and $530,994 is reflected in the Company’s statements of operations for the nine months ended September 30, 2022 and 2021, respectively. The Company uses the Black Scholes method to value its warrant issuances to Katalyst as detailed below. All warrants assume a 0% dividend rate, have a term of five years and are expensed at fair value upon issuance.

	Implied	Risk Free Interest	Fair Value of
Issuance Date	Volatility	Rate	Issuance
Feb. 16, 2021	130.69%	0.57%	$245,833
April 1, 2021	129.36%	0.90%	$33,867
July 1, 2021	125.22%	0.89%	$36,982
October 1, 2021	118.73%	0.93%	$34,312
Jan. 2, 2022	112.86%	1.37%	$31,283

Effective as of June 5, 2019, the Company entered into a consulting agreement with GP Nurmenkari, Inc. (“GPN”) (the “GPN Agreement”), pursuant to which GPN agreed to provide investment banking consulting services to the Company and Neurotrope. The term of the agreement continued until December 1, 2020. On February 1, 2020, the Company amended the GPN Agreement, increasing the cash compensation to $17,500 per month through November 30, 2020 and increasing the number of warrants issued each three-month period to 2,500, with the last issuance on December 1, 2020.

Effective as of January 1, 2021, the Company entered into an amended consulting agreement with GPN reducing the cash payment to $12,000 per month. Effective as of July 1, 2021, the Company entered into a second amended consulting agreement with GPN increasing the cash payment to $20,000 per month and increasing warrant issued for each three-month period beginning July 1,

2021 to 5,800, with the last issuance on October 1, 2021. Effective as of January 1, 2022, the Company entered into an additional amended consulting agreement with GPN reducing the cash payment to $10,000 per month beginning February 1, 2022 through December 31, 2022 and eliminating any further warrant issuances. In addition, on February 16, 2021, GPN was granted warrants to purchase 10,000 shares of Common Stock at $11.46 per share, on April 1, 2021, was granted warrants to purchase an additional 2,500 shares of Common Stock at $8.80 per share, on July 1, 2021, was granted warrants to purchase an additional 5,800 shares of Common Stock at $9.76 per share, on October 1, 2021, was granted warrants to purchase an additional 5,800 shares of Common Stock at $9.30 per share, and, on January 3, 2022, was granted warrants to purchase an additional 5,800 shares of Common Stock at $8.69 per share. For the three months ended September 30, 2022 and 2021, $30,000 and $107,666 is reflected in the Company’s statements of operations, respectively, and $150,320 and $341,039 is reflected in the Company’s statements of operations for the nine months ended September 30, 2022 and 2021, respectively.

The Company uses the Black Scholes method to value its warrant issuances to GPN as detailed below. All warrants assume a 0% dividend rate, have a term of five years and are expensed at fair value upon issuance.

	Implied	Risk Free Interest	Fair Value of
Issuance Date	Volatility	Rate	Issuance
Feb. 16, 2021	130.69%	0.57%	$98,333
April 1, 2021	129.36%	0.90%	$18,815
July 1, 2021	125.22%	0.89%	$47,666
October 1, 2021	118.73%	0.93%	$44,225
Jan. 2, 2022	112.86%	1.37%	$40,320

Effective as of July 7, 2022, the Company entered into a three month agreement (the “Initial Term”) with Sherwood Ventures LLC (“Sherwood”) pursuant to which Sherwood agreed to provide investor relations consulting services to the Company. Under the terms of the agreement with Sherwood, the Company pays $30,000 per month, with an aggregate of $90,000 for the first three months paid on July 7, 2022. Additionally, the Company issued 30,303 shares of restricted Common Stock valued at $150,000 and warrants to purchase 15,459 shares of Common Stock with an exercise price of $13.26 per share. The Company used the Black Scholes valuation method to determine fair value assuming the following: implied volatility of 112.75%, a risk free rate of 3.05% and have a fair value of $75,000. The warrants are exercisable for a period of five years from the date of issuance and are expensed when issued. This agreement automatically renews for successive one-month periods (the “Renewal Term”) immediately following the Initial Term until written notice of termination is provided by either party at least five business days prior to the end of the Initial Term or Renewal Term. The Company has entered in the first Renewal Term as of October 7, 2022. As compensation for each Renewal Term, the Company will pay Sherwood $30,000 per month, $50,000 of restricted common stock valued as of the Renewal Term date, and warrants to purchase shares of common stock valued, using the Black Scholes valuation model, at $25,000, with an exercise price equal to 100% of the closing price of the Common Stock on the date of the Renewal Term.

As of September 30, 2022, the Company reflected a total of approximately $281,000 as compensation to Sherwood. During October 2022, the Company paid Sherwood $30,000 and issued to Sherwood 6,878 shares of restricted Common Stock valued at $50,000 and were expensed when issued, and warrants to purchase 4,659 shares of Common Stock, with an exercise price of $14.54 per share. The Company used the Black Scholes valuation method to determine fair value assuming the following: implied volatility of 112.75%, a risk free interest rate of 4.14% and have a fair value of $25,000. During November 2022, the Company paid Sherwood $30,000 and issued to Sherwood 7,092 shares of restricted Common Stock valued at $50,000 and were expensed when issued, and warrants to purchase 4,795 shares of Common Stock, with an exercise price of $14.10 per share. The Company used the Black Scholes valuation method to determine fair value assuming the following: implied volatility of 112.75%, a risk free interest rate of 4.39% and have a fair value of $25,000. The warrants are exercisable for a period of five years from the date of issuance and are expensed when issued.

Employment Agreements

On December 7, 2020, the Company entered into an offer letter (the “Offer Letter”) with Alan J. Tuchman, M.D., pursuant to which Dr. Tuchman agreed to serve as the Company’s Chief Executive Officer, commencing on December 7, 2020. In addition, in connection with his appointment as the Company’s Chief Executive Officer, Dr. Tuchman was appointed to the board of directors of the Company. Dr. Tuchman will receive an initial annual base salary of $222,000, with an annual discretionary bonus of up to 50% of his base salary then in effect. Dr. Tuchman also received an initial equity grant (subject to Board approval which was received in January 2021) of 12,575 options to purchase a number of shares of Common Stock equal to at least 1% of the Company’s outstanding shares of Common Stock immediately following the Spin-Off. As of December 7, 2021, such options are fully vested. The Company used the Black Scholes valuation method to determine the fair value of the options assuming the following: implied volatility of 129.94%, a risk free interest rate of 0.48% and have a fair value of $106,759. The options are exercisable for a period of ten years from the date of issuance and were expensed over the one-year vesting period from the date of issuance.

The term of Dr. Tuchman’s employment pursuant to the Offer Letter is one year, which shall be extended automatically for six-month periods unless either party gives timely written notice. Dr. Tuchman’s agreement was previously extended until December 7, 2022. On August 4, 2022, the Company entered into an amendment to the Offer Letter to extend the term of Dr. Tuchman’s employment through June 7, 2023, and such term shall be extended for an additional six months upon Dr. Tuchman’s written notice to the Company at least 30 days prior to June 7, 2023. Pursuant to the Amendment, if Dr. Tuchman is terminated without Cause, Dr. Tuchman shall be entitled to severance equal to six months of Dr. Tuchman’s annual base salary.

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

Adoption of a Stockholder Rights Plan

On January 13, 2021, the Company adopted a stockholder rights plan (the “Rights Plan”). The Rights Plan is intended to protect the interests of the Company’s stockholders and enable them to realize the full potential value of their investment by reducing the likelihood that any person or group gains control of the Company, through open market accumulation or other tactics, without appropriately compensating all stockholders. Pursuant to the Rights Plan, the Company will issue, by means of a dividend, one preferred share purchase right for each outstanding share of our Common Stock to stockholders of record on the close of business on January 25, 2021. Initially, these Rights will trade with, and be represented by, the shares of our Common Stock. The Rights will generally become exercisable only if any person (or any persons acting as a group) acquires 15% or more of our outstanding Common Stock (the “Acquiring Person”) in a transaction not approved by the Board, subject to certain exceptions, as explained below.

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

Unless earlier redeemed, terminated or exchanged pursuant to the terms of the Rights Plan, the Rights will expire at the close of business on January 13, 2023. The Board may terminate the Rights Plan before that date if the Board determines that there is no longer a threat to stockholder value.

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

Note 7 – Stock Based Compensation:

2020 Equity Incentive Plan

Upon completion of the Spin-Off, the Company’s 2020 Equity Incentive Plan (the “2020 Plan”) became effective on December 7, 2020. The total number of securities available for grant under the 2020 Plan was 250,000 shares of Common Stock, subject to adjustment. On April 7, 2021, the Company held a special meeting of stockholders (the “Special Meeting”) in which the Company’s stockholders approved an amendment to the Company’s 2020 Plan to increase the total number of shares of Common Stock from 250,000 to an aggregate of 625,000 shares of Common Stock. On October 11, 2022, the Company held its annual meeting of stockholders (the “Annual Meeting”) in which the Company’s stockholders approved an amendment to the Company’s 2020 Plan to increase the total number of shares of Common Stock authorized for issuance from 625,000 to an aggregate of 1,375,000 shares.

Stock and Option Grants

The following is a summary of stock option activity under the stock option plans for the nine months ended September 30, 2022:

			Weighted-
			Average	Aggregate
		Weighted-	Remaining	Intrinsic
	Number	Average	Contractual	Value
	of	Exercise	Term	(in
	Shares	Price	(Years)	millions)
Options outstanding at January 1, 2022	123,850	$9.84	8.30	$—
Options granted	6,150	$7.29	9.38	—
Less options forfeited	—	$—	—	—
Less options expired/cancelled	—	$—	—	—
Less options exercised	—	$—	—	—
Options outstanding at September 30, 2022	130,000	$9.72	8.35	$—
Options exercisable at September 30, 2022	126,925	$9.78	8.33	$—

As of September 30, 2022, the Company had unrecognized stock option expense of approximately $16,000 and a remaining weighted average period for recognition of 0.38 years.

On February 16, 2022, pursuant to its 2020 Plan, the Company granted stock options to purchase an aggregate of 6,150 shares of Common Stock to its Chief Executive Officer. The stock options have an exercise price of $7.29 per share and an expiration date that is ten years from the date of issuance. 25% of the options vest each quarter over one year, with the initial 25% vesting on May 16, 2022. The Company used the Black Scholes valuation method to determine the fair value of the options assuming the following: implied volatility of 112.75%, a risk free interest rate of 2.05% and have a fair value of $42,108. The options are being expensed over the one-year vesting period from date of issuance.

On March 12, 2021, Synaptogenix adopted a new non-employee director compensation policy (the “Director Compensation Policy”). The Director Compensation Policy provides for the annual automatic grant of nonqualified stock options to purchase up to 1,500 shares of Synaptogenix’s Common Stock to each of Synaptogenix’s nonemployee directors. Such grants shall occur annually on the fifth business day after the filing of Synaptogenix’s Annual Report on Form 10-K, if available under the Plan, and shall vest on the one-year anniversary from the date of grant subject to the director’s continued service on the Board of Directors on the vesting date. The Director Compensation Policy also provides for the automatic grant of nonqualified stock options to purchase up to 1,200 shares of Synaptogenix’s Common Stock, plus options to purchase an additional 300 shares of Common Stock for service on a committee of the Board of Directors, to each newly appointed director following the date of his or her appointment. Such options shall vest as follows: fifty percent (50%) on the date of the grant, twenty-five percent (25%) on the one year anniversary from the date of the grant, and twenty-five percent (25%) on the second year anniversary from the date of the grant, subject to the director’s continued service on the Board of Directors on the applicable vesting dates.

The Company recorded total expense relating to the outstanding stock options of $10,612 and $154,274 for the three months ended September 30, 2022 and 2021, respectively, and $58,530 and $874,065 for the nine months ended September 30, 2022 and 2021, respectively.

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

As of September 30, 2022, the Company had unrecognized RSUs expense of approximately $385,000 and a remaining weighted average period for recognition of 0.19 years. The fair value of the RSUs issued was based upon the closing trading price of the Common Stock on the grant date of $9.75 per share. The grant date fair value of the RSUs granted was approximately $4.8 million. The Company recorded total expense of $500,135 and $1,044,586 for the three months ended September 30, 2022 and 2021, respectively, and $1,505,281 and $2,180,466 relating to the outstanding RSUs for the nine months ended September 30, 2022 and 2021, respectively.

Restricted Stock Issuances

On February 15, 2022, the Company granted 13,775 shares of restricted stock to two consultants that were engaged to provide investor relations services with a total fair market value on date of issuance of $98,078. On March 14, 2022, the Company granted 692 shares of restricted stock to a consultant that was engaged to provide investor relations services with a total fair market value on date of issuance of $4,500. On June 7, 2022, the Company granted 679 shares of restricted stock to a consultant that was engaged to provide investor relations services with a total fair market value on date of issuance of $4,500. On July 8, 2022, the Company granted 30,303 shares of restricted stock to a consultant that was engaged to provide investor relations services with a total fair market value on date of issuance of $150,000 and warrants to purchase 15,459 shares of Common Stock with an exercise price of $13.26 per share for a period of five years from the date of issuance. The Company used the Black Scholes valuation method to determine fair value assuming the following: implied volatility of 112.75%, a risk free interest rate of 3.05% and have a fair value of $75,000. The warrants are expensed over the three-month term of the consulting agreement.

On September 8, 2022, the Company issued 540 shares of restricted stock to a consultant that was engaged to provide investor relations services with a total fair market value on date of issuance of $4,500. On October 8, 2022, the Company issued 6,878 shares of restricted stock to a consultant that was engaged to provide investor relations services with a total fair market value on date of issuance of $50,000 and warrants to purchase 4,659 shares of Common Stock with an exercise price of $14.54 per share for a period of five years from the date of issuance. The Company used the Black Scholes valuation method to determine fair value assuming the following: implied volatility of 112.75%, a risk free interest rate of 4.14% and have a fair value of $25,000. During November 2022, the Company issued to Sherwood 7,092 shares of restricted Common Stock valued at $50,000 and were expensed when issued, and warrants to purchase 4,795 shares of Common Stock, with an exercise price of $14.10 per share. The Company used the Black Scholes valuation method to determine fair value assuming the following: implied volatility of 112.75%, a risk free interest rate of 4.39% and have a fair value of $25,000. The warrants are expensed when issued.

Stock Compensation Expense

Total stock-based compensation for the three and nine months ended September 30, 2022 was $510,747 and $2,238,995, respectively of which $85,882 and $379,533 was classified as research and development expense, respectively, and $424,993 and $1,859,462 was classified as general and administrative expense. Total stock-based compensation for the three and nine months ended September 30, 2021 was $1,198,860 and $1,918,651, respectively, of which $215,528 and $424,993 was classified as research and development expense, respectively, and $983,332 and $1,493,658 was classified as general and administrative expense, respectively.

The Company estimates implied volatility factor for all options and warrants utilizing the weighted average volatility based upon a blend of the Parent Company’s and company historical volatility along with the volatility of selected comparable publicly traded companies. Since the Company lacks sufficient historical stock trading activity, it incorporates the historical volatility of the Parent company as the Parent company’s historical volatility provides a good estimation of the Company’s volatility since its operations were identical to the Company’s prior to the spin-out.

Note 8 – Common Stock Warrants:

As of September 30, 2022, the Company had warrants outstanding consisting of the following:

Number
of shares
Warrants outstanding January 1, 2022	6,265,525
Warrants issued	25,759
Warrants exercised	(65,000)
Warrants expired	(1,049,368)
Warrants outstanding and exercisable September 30, 2022	5,176,916

On January 3, 2022, pursuant to its advisory agreements, the Company issued warrants to purchase 10,300 shares of Common Stock, with an exercise price of $8.96 per share, for a period of five years from the issuance date. The Company used the Black-Scholes valuation model to calculate the value of these warrants issued to advisors during the nine months ended September 30, 2022. The fair value of the warrants was estimated at the date of issuance using the following weighted average assumptions: Dividend yield 0%; Expected term five years; weighted average implied volatility of 111.8%; and a weighted average Risk-free interest rate of 2.38%. The total expense recorded during the year period was approximately $147,000.

As of September 30, 2022, the weighted average exercise price and the weighted average remaining life of the total warrants were $13.34 per warrant and 3.44 years, respectively. The intrinsic value of the warrants as of September 30, 2022 was approximately $1.0 million.

During the nine months ended September 30, 2022, three affiliated warrant holders exercised 50,000 Series E Warrants to purchase 50,000 shares of Common Stock at $8.51 per share and one holder exercised 15,000 Series G Warrants to purchase 15,000 shares of Common Stock at $8.51 per share. Total cash proceeds from these warrant exercises was $553,150.

Note 9 – Subsequent Events

See Note 4, Note 5 and Note 7 above.

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

Basis of Presentation

The unaudited financial statements for the three and nine months ended September 30, 2022 and 2021 include a summary of our significant accounting policies and should be read in conjunction with the discussion below and our financial statements and related notes included elsewhere in this quarterly report. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included in the financial statements. All such adjustments are of a normal recurring nature.

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

The confirmatory Phase 2 multicenter trial was designed to assess the safety and efficacy of Bryostatin-1 as a treatment for cognitive deficits in patients with moderate to severe AD — defined as a MMSE-2 score of 4-15 – who are not currently taking memantine. Patients were randomized 1:1 to be treated with either Bryostatin-1 20μg or placebo, receiving seven doses over 12 weeks. Patients on memantine, an NMDA receptor antagonist, were excluded unless they had been discontinued from memantine treatment for a 30-day washout period prior to study enrollment. The primary efficacy endpoint was the change in the SIB score between the baseline and week 13. Secondary endpoints included repeated SIB changes from baseline SIB at weeks 5, 9, 13 and 15.

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

As of September 30, 2022, we incurred cumulative expenses of approximately $10.3 million associated with services provided by WCT and certain pass through expenses incurred by WCT, which was offset by NIH reimbursements recognized of $2.7 million and, for the three months ended September 30, 2022, we incurred expenses of approximately $0.9 million associated with services provided by WCT and certain pass through expenses incurred by WCT.

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

Pursuant to the terms of the 2022 Services Agreement, WCT is providing services to enroll approximately 12 2022 Study subjects, which enrollment is currently underway. The first 2022 Study site was initiated during the third quarter of 2022. The total estimated budget for the services, including pass-through costs, is currently approximately $2.0 million. The Company incurred approximately $865,000 of cumulative expenses associated with the current 2022 Study as of September 30, 2022. Of the total $865,000 incurred for the 2022 Study to date, approximately $442,000 and $865,000 is reflected in the statement of operations for the three and nine months ended September 30, 2022, respectively. As of September 30, 2022 included in the Company’s balance sheet, approximately $286,000 of WCT 2022 Study prepayments is included as a prepaid expense and other current assets. In addition, approximately $311,000 is included in accounts payable and accrued expenses. Either party may terminate the 2022 Services Agreement without cause upon ninety days prior written notice. Furthermore, in the event of a material breach by the other party, which breach is not cured by the breaching party, the other party may terminate the agreement upon 30 days’ prior written notice.

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

Results of Operations

Comparison of the nine months ended September 30, 2022 and 2021

The following table summarizes our results of operations for the nine months ended September 30, 2022 and 2021:

	Nine Months ended
	September 30,		Dollar
	2022	2021	Change	% Change
Revenue	$—	$—	$—	0%
Operating Expenses:
Research and development expenses	$4,911,869	$2,974,776	$1,937,093	65.1%
General and administrative expenses	$5,334,260	$5,404,968	$(70,708)	(1.3)%
Other income, net	$189,827	$4,592	$185,235	4,033.9%
Net loss	$10,056,302	$8,375,152	$1,681,150	20.1%

Revenues

We did not generate any revenues for the nine months ended September 30, 2022 and 2021.

Operating Expenses

Overview

Total operating expenses for the nine months ended September 30, 2022 were $10,246,129 as compared to $8,379,744 for the nine months ended September 30, 2021, an increase of approximately 22.3%. The increase in total operating expenses is due to the increase in research and development activities partially offset by a decrease in general and administrative expenses.

Research and Development Expenses

For the nine months ended September 30, 2022, we incurred $4,911,869 in research and development expenses as compared to $2,974,776 for the nine months ended September 30, 2021, an increase of approximately 65.1%. These expenses were incurred primarily pursuant to developing the potential AD therapeutic product, specifically expenses relating to our ongoing Phase 2 clinical trial for AD. Of these expenses, for the nine months ended September 30, 2022, $4,230,427 was incurred principally relating to our current confirmatory clinical trial and related storage of drug product, $237,908 for clinical consulting services, $22,439 of amortization of prepaid licensing fees relating to the Stanford License Agreement and Mount Sinai Agreement, $41,562 for development of alternative drug supply with Stanford University and $379,533 of non-cash stock options compensation expense; comparatively, for the nine months ended September 30, 2021, $2,265,285, which includes an expense offset of $1,121,629 reimbursed pursuant to our NIH grant, was incurred principally relating to our confirmatory clinical trial and related storage of drug product, $222,853 for clinical consulting services, $22,438 of amortization of prepaid licensing fees relating to the Stanford License Agreement and Mount Sinai Agreement,

$39,207 for development of alternative drug supply with Stanford University and $424,993 of non-cash stock options compensation expense.

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

General and Administrative Expenses

We incurred $5,334,260 and $5,404,968 of general and administrative expenses for the nine months ended September 30, 2022 and 2021, respectively, a decrease of approximately 1.3%. During the nine months ended September 30, 2022, $905,385 was incurred primarily for wages, bonuses, vacation pay, severance, taxes and insurance, versus $852,300 for the nine months ended September 30, 2021; $310,053 was incurred for legal expenses versus $576,646 for the 2021 comparable period. The decrease in legal fees for 2022 is based upon prior year’s increased fees for one-time work for fundraising planning in 2021; $792,954 was incurred for outside operations consulting services during the nine months ended September 30, 2022, versus $1,414,544 for the comparable period in 2021 as, during such period in 2021, we incurred additional non-cash expenses associated with warrant issuances for investment banking consulting services; $62,908 was incurred for travel expenses during the nine months ended September 30, 2022, versus $43,754 for the comparable period in 2021; $495,831 was incurred for investor relations services during the nine months ended September 30, 2022, versus $232,098 for the comparable period in 2021, with the increase for the current period based upon engaging additional consultants to assist with Company communications; $143,569 was incurred for professional fees associated with auditing, financial, accounting and tax advisory services during the nine months ended September 30, 2022, versus $137,576 for the comparable period in 2021; $547,898 was incurred for insurance during the nine months ended September 30, 2022, versus $492,771 for the comparable period in 2021, which increase is primarily attributable to an increase in premiums; $216,200 was incurred for utilities, supplies, license fees, filing costs, rent, advertising and other during the nine months ended September 30, 2022, versus $161,621 for the comparable period in 2021, with the increase for 2022 primary attributable to stock market up-listing fees to Nasdaq and rent expenses associated with our new Maryland laboratory facility; and $1,859,462 was recorded as non-cash stock options compensation expense during the nine months ended September 30, 2022, versus $1,493,658 for the comparable period in 2021, which increase is primarily attributable to equity awards granted after June 30, 2021 expensed in 2022.

Other Income / Expense

We earned $189,827 of net interest income for the nine months ended September 30, 2022 as compared to $4,592 for the nine months ended September 30, 2021 on funds deposited in interest bearing money market accounts. The increase is primarily attributable to the increase in money market interest income rates.

Net loss

We incurred losses of $10,056,302 and $8,375,152 for the nine months ended September 30, 2022 and 2021, respectively. The increased loss was primarily attributable to the increase in net research and development expenses associated with our current Phase 2 confirmatory clinical trial partially offset by a decrease in general and administrative expenses.

Comparison of the three months ended September 30, 2022 and 2021

The following table summarizes our results of operations for the three months ended September 30, 2022 and 2021:

	Three Months ended
	September 30,		Dollar
	2022	2021	Change	% Change
Revenue	$—	$—	$—	0%
Operating Expenses:
Research and development expenses	$1,484,694	$836,716	$647,978	77.4%
General and administrative expenses	$1,682,512	$2,092,662	$(410,150)	(19.6)%
Other income, net	$140,730	$2,445	$138,285	5,655.8%
Net loss	$3,026,476	$2,926,933	$2,926,933	3.4%

Revenues

We did not generate any revenues for the three months ended September 30, 2022 and 2021.

Operating Expenses

Overview

Total operating expenses for the three months ended September 30, 2022 were $3,167,206 as compared to $2,929,378 for the three months ended September 30, 2021, an increase of approximately 8.1%. The increase in total operating expenses is due to the increase in research and development expenses partially offset by the decrease in general and administrative expenses.

Research and Development Expenses

For the three months ended September 30, 2022, we incurred $1,484,694 in research and development expenses as compared to $836,716 for the three months ended September 30, 2021, an increase of approximately 77.4%. These expenses were incurred primarily pursuant to developing the potential AD therapeutic product, specifically expenses relating to our ongoing Phase 2 clinical trial for AD. The period over period increase reflects the current active Phase 2 trial. Of these expenses, for the three months ended September 30, 2022, $1,287,025 was incurred principally relating to our current confirmatory clinical trial and related storage of drug product, $85,250 for clinical consulting services, $7,508 of amortization of prepaid licensing fees relating to the Stanford License Agreement and Mount Sinai Agreement, $18,081 for development of alternative drug supply with Stanford University and $86,830 of non-cash stock options compensation expense as compared to, for the three months ended September 30, 2021, $532,616, which includes an expense offset of $1,121,629 reimbursed pursuant to our NIH grant, was incurred principally relating to our confirmatory clinical trial and related storage of drug product, $66,000 for clinical consulting services, $7,562 of amortization of prepaid licensing fees relating to the Stanford and Mount Sinai license agreements, $15,010 for development of alternative drug supply with Stanford University and $215,528 of non-cash stock options compensation expense.

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

General and Administrative Expenses

We incurred $1,682,512 and $2,092,662 of general and administrative expenses for the three months ended September 30, 2022 and 2021, respectively, a decrease of approximately 19.6%. Of the amounts for the three months ended September 30, 2022, as compared to the comparable 2021 period: $303,879 was incurred primarily for wages, bonuses, vacation pay, severance, taxes and insurance, versus $184,748 for the 2021 comparable period. The increase is primarily attributable to the reclassification of our former Chief Executive Officer’s compensation to consulting fees for the comparable 2021 period; $103,033 was incurred for legal expenses versus $108,239 for the 2021 comparable period; $203,500 was incurred for outside operations consulting services during the three months ended September 30, 2022, versus $458,014 for the comparable period in 2021 as, during such period in 2021, we incurred additional non-cash expenses associated with warrant issuances for investment banking consulting services; $23,777 was incurred for travel expenses during the three months ended September 30, 2022, versus $15,586 for the comparable period in 2021; $362,262 was incurred for investor relations services during the three months ended September 30, 2022, versus $75,570 for the comparable period in 2021, with the increase for the current period based upon engaging additional consultants to assist with Company communications; $33,844 was incurred for professional fees associated with auditing, financial, accounting and tax advisory services during the three months ended September 30, 2022, versus $49,413 for the comparable period in 2021. The increase for 2022 is attributable to expensing the 2021 audit in the second quarter of 2022 versus during the third quarter in 2021; $182,354 was incurred for insurance during the three months ended September 30, 2022, versus $165,225 for the comparable period in 2021, which increase is primarily attributable to an increase in premiums; $45,945 was incurred for utilities, supplies, license fees, filing costs, rent, advertising and other during the three months ended September 30, 2022, versus $52,535 for the comparable period in 2021; and $423,917 was recorded as non-cash stock options compensation expense during the three months ended September 30, 2022, versus $983,332 for the comparable period in 2021, which decrease is primarily attributable to equity awards granted in 2021 and vesting deferred in June 2022 until the end of 2022.

Other Income / Expense

We earned $140,730 of net interest income for the three months ended September 30, 2022 as compared to $2,445 for the three months ended September 30, 2021 on funds deposited in interest bearing money market accounts. The increase is primarily attributable to the increase in money market interest income rates.

Net loss

We incurred losses of $3,026,476 and $2,926,933 for the three months ended September 30, 2022 and 2021, respectively. The increased loss was primarily attributable to the increase in net research and development expenses associated with our current Phase 2 confirmatory clinical trial partially offset by the decrease in general and administrative expenses.

Financial Condition, Liquidity and Capital Resources

Cash and Working Capital

Since inception, we have incurred negative cash flows from operations. As of September 30, 2022, we had working capital of $26,645,515 as compared to working capital of $33,509,303 as of December 31, 2021. The $6,863,788 decrease in working capital was primarily attributable to approximately $10.2 million of operating expenses partially offset by non-cash expenses of approximately $2.6 million, interest income of approximately $200,000 and cash proceeds from warrant exercises of approximately $553,000.

We expect that our current cash and cash equivalents of approximately $25.7 million will be sufficient to support our projected operating requirements for at least the next 12 months from the Form 10-Q filing date, which would include the continuing development and current Phase 2 clinical trial, of Bryostatin-1, our novel drug candidate targeting the activation of PKC epsilon.

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

	Nine Months Ended September 30,
	2022	2021
Cash used in operating activities	$8,427,727	$6,665,558
Cash used in investing activities	5,275	—
Cash provided by financing activities	553,150	32,165,148

Net Cash Used in Operating Activities

Cash used in operating activities was $8,427,727 for the nine months ended September 30, 2022, compared to $6,665,558 for the nine months ended September 30, 2021. The $1,762,169 increase primarily resulted from the increase in net loss of approximately $1.7 million and the decrease in accounts payable and accrued expenses of approximately $706,000 partially offset by a decrease in net of prepaid expenses of approximately $407,000 and an increase in non-cash stock-based compensation of approximately $218,000 for the nine months ended September 30, 2022.

Net Cash Used in Investing Activities

Net cash used in investing activities was $5,275 for the nine months ended September 30, 2022 compared to $0 for the nine months ended September 30, 2021. The cash used in investing activities for the nine months ended September 30, 2022 was for capital expenditures.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $553,150 for the nine months ended September 30, 2022 compared to cash provided by financing activities of $32,165,148 for the nine months ended September 30, 2021. The net cash provided by financing activities for 2022 resulted from the exercise of investor warrants issued in 2021. The net cash provided by financing activities in 2021 was primarily attributable to $23.7 million of net proceeds from our private placement offerings, $8.4 million from warrant exercises and $127,000 from NIH grant funding proceeds.

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

Based on management’s review, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of September 30, 2022. Notwithstanding the material weaknesses described above, our management, including the Chief Executive Officer and Chief Financial Officer, has concluded that financial statements, and other financial information included in this quarterly report, fairly present in all material respects our financial condition, results of operations, and cash flows as of and for the periods presented in this quarterly report.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On July 7, 2022, we issued 30,303 shares of Common Stock and warrants to purchase 15,459 shares of Common Stock at an exercise price of $13.26 per share to Sherwood in exchange for investor relations services. On September 8, 2022, we issued 540 shares of Common Stock to Neil Cataldi in exchange for investor relations services.

The foregoing transactions did not involve any underwriters or any public offering. The sales of the above securities were deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act (and Regulation D promulgated thereunder) or Rule 701 promulgated under Section 3(b) of the Securities Act as transactions by an issuer not involving any public offering. The recipients of the securities in the transaction represented their intentions to acquire the securities for investment only and not with a view to, or for sale in connection with, any distribution thereof, and appropriate legends were affixed to the securities issued in these transactions. All recipients received or had, through their relationships with us, adequate access to information about us.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number

10.1+	Amendment to the Synaptogenix, Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of Form 8-K filed with the Securities and Exchange Commission on October 13, 2022).

31.1	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial information from this Quarterly Report on Form 10-Q for the period ended September 30, 2022, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Statements of Operations; (ii) the Condensed Balance Sheets; (iii) the Condensed Statements of Cash Flows; and (iv) the Notes to Financial Statements, tagged as blocks of text.

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

Synaptogenix, Inc.

Date: November 10, 2022	By:	/s/ Alan J. Tuchman, M.D.
Alan J. Tuchman, M.D.
Chief Executive Officer
(principal executive officer)

Date: November 10, 2022	By:	/s/ Robert Weinstein
Robert Weinstein
Chief Financial Officer, Executive Vice President, Secretary and Treasurer
(principal financial officer)