Form 10-K
period 2022-12-31
Synaptogenix, Inc.
filed 2023-03-21
CIK 1571934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022

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

Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant was $35,193,727 as of June 30, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter), based on the closing share price on the Nasdaq Capital Market reported for such date. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

As of March 15, 2023, the registrant had 7,355,371 shares of common stock outstanding.

Auditor Name:	Morison Cogen LLP	Auditor Location:	Blue Bell, PA	Auditor Firm ID:	00536

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

2

PART I

Item 1.Business.

Explanatory Note

From August 23, 2013 to December 6, 2020, Synaptogenix, Inc. (formerly known as Neurotrope Bioscience, Inc.) (the “Company” or “Synaptogenix”) was a wholly owned subsidiary of Neurotrope, Inc. (“Neurotrope”). Neurotrope’s operations were solely those of Synaptogenix.  On May 17, 2020, Neurotrope announced plans for the complete legal and structural separation of Synaptogenix from Neurotrope (the “Spin-Off”). Under the Separation and Distribution Agreement between Neurotrope and Synaptogenix (the “Separation and Distribution Agreement”), Neurotrope distributed all of its equity interest in Synaptogenix to Neurotrope’s stockholders. Following the Spin-Off, Neurotrope does not own any equity interest in Synaptogenix, and Synaptogenix operates independently from Neurotrope. On December 6, 2020, Neurotrope approved the final distribution ratio and holders of record of Neurotrope common stock, Neurotrope preferred stock and certain warrants as of November 30, 2020 received a pro rata distribution of all the equity interest in Synaptogenix. For more information about the Spin-Off, see “Management’s Discussion and Analysis of Financial Condition and Result of Operation – Overview – Spin Off from Neurotrope, Inc.” When used in this report, the terms, “we,” the “Company,” “our,” and “us” refers to Synaptogenix, Inc.

Introduction

We are a biopharmaceutical company with product candidates in pre-clinical and clinical development. We are principally focused on developing a product platform based upon a drug candidate called Bryostatin-1, which is synthesized from a natural product (bryostatin) that is isolated from a marine invertebrate organism, for the treatment of Alzheimer’s disease (“AD”), which is in the clinical testing stage. We are also evaluating potential therapeutic applications of bryostatin for other neurodegenerative or cognitive diseases and dysfunctions, such as Fragile X syndrome, Multiple Sclerosis (“MS”), and Niemann-Pick Type C disease, which have undergone pre-clinical testing. We are party to a technology license and services agreement with the original Blanchette Rockefeller Neurosciences Institute (which has been known as Cognitive Research Enterprises, Inc. (“CRE”) since October 2016), and its affiliate NRV II, LLC, which we collectively refer to herein as “CRE,” pursuant to which we now have an exclusive non-transferable license to certain patents and technologies required to develop our proposed products.

Synaptogenix was formed for the primary purpose of commercializing the technologies initially developed by CRE for therapeutic applications for AD or other cognitive dysfunctions. These technologies have been under development by CRE since 1999 and, until March 2013, had been financed through funding from a variety of non-investor sources (which include not-for-profit foundations, the National Institutes of Health, which is part of the U.S. Department of Health and Human Services, and individual philanthropists). From March 2013 forward, development of the licensed technology has been funded principally through the Company in collaboration with CRE. Licensing agreements have been entered into with Stanford University for the exclusive use of synthetic bryostatin and for the potential use of bryostatin-like compounds, called Bryologs, for certain therapeutic indications. Other platform compounds, originally developed at CRE, that share Protein Kinase C Epsilon (“PKC ε”)-activating properties with bryostatin, are also being evaluated for potential therapeutic applications.

On September 9, 2019, Neurotrope issued a press release announcing that the confirmatory Phase 2 study of Bryostatin-1 in moderate to severe AD did not achieve statistical significance on the primary endpoint, which was change from baseline to week 13 in the Severe Impairment Battery (“SIB”) total score. There were multiple secondary outcome measures in this trial, including the changes from baseline at weeks 5, 9 and 15 in the SIB total score. No statistically significant difference was observed in the change from baseline in SIB total score between the Bryostatin-1 and placebo treatment groups. On January 22, 2020, Neurotrope announced the completion of an additional, pre-specified analysis in connection with the confirmatory Phase 2 study, which examined moderately severe to severe AD patients treated with Bryostatin-1 in the absence of memantine. To adjust for the baseline imbalance observed in the study, a post-hoc analysis was conducted using paired data for individual patients, with each patient as his/her own control. For the pre-specified moderate stratum (i.e., Mini Mental State Exam 2 (“MMSE-2”) baseline scores 10-15), the baseline value and the week 13 value were used, resulting in pairs of observations for each patient. The changes from baseline for each patient were calculated and a paired t-test was used to compare the mean change from baseline to week 13 for each patient. A total of 65 patients had both baseline and week 13 values, from which there were 32 patients in the Bryostatin-1 treatment group and 33 patients in the placebo group. There was a statistically significant improvement over baseline (4.8 points) in the mean SIB at week 13 for subjects in the Bryostatin-1 treatment group (32 subjects), paired t-test p < 0.0076, 2-tailed. In the placebo group (33 subjects), there was also a statistically significant increase from baseline in the mean SIB at week 13, for paired t-test p < 0.0144, consistent with the placebo effect seen in the overall 203 study. Although there was a signal of Bryostatin-1’s benefit for the moderately severe stratum, the difference between the Bryostatin-1 and placebo treatment groups was not statistically significant (p=0.2727). However, in further statistical analyses that were recently published in a peer-reviewed article, the cognitive benefit of bryostatin for pre-specified cohorts did show a statistically significant improvement in the treatment group that was not observed in the placebo group (See below, and Thompson et al., Journal Alzheimer’s Disease, 2022).

On December 16, 2022, the Company issued a press release announcing that an extended confirmatory Phase 2 study of Bryostatin-1 in moderate to severe AD (Study #204) did not achieve statistical significance on the primary endpoint, which was change from baseline to week 13 in the SIB total score assessment obtained after completion of the second seven-dose course of treatment (week 28 of trial). On March 7, 2023, the Company announced results of its analysis of secondary endpoints and post hoc analysis from our Phase 2 study of Bryostatin-1. In the secondary endpoint analysis, changes from baseline at Weeks 9, 20, 24, 30, and 42 in the SIB (Severe Impairment Battery) total score were not statistically significant in the total patient population, and no pre-specified secondary endpoints were met with statistical significance in the low-to-moderately severe AD patient stratum. However, nearly all pre-specified secondary endpoints in the most advanced and severe AD (MMSE: 10-14) patient population, with baseline MMSE-2 (Mini-Mental State Examination, 2nd Edition) scores of 10-14, were achieved with statistical significance (p = <0.05, 2-tailed). Data also showed statistical significance in exploratory secondary endpoints for the MMSE-2 10-14 stratum, and post hoc analysis was positive. The Company is currently evaluating the data and determining next steps with the development of Bryostatin-1 for AD as well as for other potential indications.

Results of Phase 2 Clinical Trial

On May 1, 2017, Neurotrope reported certain relevant top-line results from our Phase 2 exploratory clinical trial based on a preliminary analysis of a limited portion of the complete data set generated. A comprehensive analysis of the data from the Phase 2 exploratory trial evaluating Bryostatin-1 as a treatment of cognitive deficits in moderate to severe AD were published in the Journal of Alzheimer’s Disease, vol. 67, no. 2, pp. 555-570, 2019. A total of 147 patients were enrolled into the study; 135 patients in the mITT population (as defined below) and 113 in the Completer population (as defined below). This study was the first repeat dose study of Bryostatin-1 in patients with late stage AD (defined as a MMSE-2 of 4-15), in which two dose levels of Bryostatin-1 were compared with placebo to assess safety and preliminary efficacy (p < 0.1, one-tailed) after 12 weeks of treatment. The pre-specified primary endpoint, the SIB) (used to evaluate cognition in severe dementia), compared each dose of Bryostatin-1 with placebo at week 13 in two sets of patients: (1) the modified intent-to-treat (“mITT”) population, consisting of all patients who received study drug and had at least one efficacy/safety evaluation, and (2) the “Completer” population, consisting of those patients within the mITT population who completed the 13-week dosing protocol and cognitive assessments.

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

Together, these initial results after preliminary analysis of this exploratory trial, provided signals that Bryostatin-1, at the 20 µg dose, caused sustained improvement in important functions that are impaired in patients with moderate to severe AD, i.e., cognition and the ability to care for oneself. Since many of the patients in this study were already taking donepezil and/or memantine, the efficacy of Bryostatin-1 was evaluated in the top line results over and above the standard of care therapeutics.

The safety profile of Bryostatin-1 20 µg was minimally different from the placebo group, except for a higher incidence of diarrhea and infusion reactions (11% versus 2% for diarrhea and 17% versus 6% for infusion reactions). Infusion reactions were minimized with appropriate i.v. line precautions. Fewer adverse events were reported in patients in the 20 µg group, compared to the 40 µg group. Patients dosed with 20 µg had a dropout rate less than or identical to placebo, while patients dosed at 40 µg experienced poorer safety and tolerability, and had a higher dropout rate. Treatment emergent adverse events (“TEAEs”) were mostly mild or moderate in severity. TEAEs, including serious adverse events, were more common in the 40 µg group, as compared to the 20 µg and placebo groups. The mean age of patients in the study was 72 years and similar across all three treatment groups.

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

Additional analyses compared 20 µg dose patients who were on baseline therapy of Aricept versus patients off Aricept. No significant differences were observed. Another analysis compared the 20 µg dose patients who were on or off baseline therapy of memantine. The secondary analysis comparing SIB scores in non-memantine versus memantine patients found the following:

●	At week 15, non-memantine patients in the mITT group treated with 20 µg (n=14) showed an SIB improvement score of 5.88, while the placebo patients (n=11) showed a decline in their SIB scores of -0.05 for an overall treatment of 5.93 from baseline (p=0.0576).
●	At week 15, non-memantine patients in the Completers group treated with 20 µg (n=14) showed an SIB improvement of 6.24, while the placebo patients (n=11) showed a decline in their SIB scores of -0.12 for an overall treatment of 6.36 from baseline (p=0.0488).
●	Patients taking memantine as background therapy in the 20 µg (n=20) and control (n=22) groups showed no improvement in SIB scores.

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

Confirmatory Phase 2 Clinical Trial

On May 4, 2018, Neurotrope announced a confirmatory, 100 patient, double-blinded clinical trial for the safe, effective 20 µg dose protocol for advanced AD patients not taking memantine as background therapy to evaluate improvements in SIB scores with an increased number of patients. Neurotrope engaged Worldwide Clinical Trials, Inc. (“WCT”), in conjunction with consultants and investigators at leading academic institutions, to collaborate on the design and conduct of the trial, which began in April 2018. During July 2018, the first patient was enrolled in this study. Pursuant to a new Services Agreement with WCT dated as of May 4, 2018 (the “2018 Services Agreement”), WCT provided services relating to the trial. The total estimated budget for the services, including pass-through costs, drug supply and other statistical analyses, was approximately $7.8 million. The trial was substantially completed as of December 31, 2019. We incurred approximately $7.6 million in total expenses of which WCT has represented a total of approximately $7.2 million and approximately $400,000 of expenses were incurred to other trial-related vendors and consultants, resulting in a total savings for this trial of approximately $500,000.

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

Extended Confirmatory Phase 2 Clinical Trial

In connection with the additional analysis regarding the confirmatory Phase 2 clinical trial mentioned above, Synaptogenix also announced a $2.7 million award from the National Institutes of Health to support an additional Phase 2 clinical study focused on the moderate stratum for which we saw improvement in the 203 study. We are planning to meet with the Food and Drug Administration (“FDA”) to present the totality of the clinical data for Bryostatin-1 upon trial completion.

On July 23, 2020, Synaptogenix executed a Services Agreement (the “2020 Services Agreement”) with WCT. The 2020 Services Agreement relates to services for Synaptogenix’s extended confirmatory Phase 2 Study. Pursuant to the terms of the 2020 Services Agreement, WCT provided services to enroll approximately 100 Phase 2 Study subjects. Synaptogenix initiated the first Phase 2 Study site during the third quarter of 2020 and enrollment was completed in March, 2022.  On January 22, 2022, the Company executed a change order with WCT to accelerate trial subject recruitment totaling approximately $1.4 million.  In addition, on February 10, 2022, the Company signed an additional agreement with a third-party vendor to assist with the increased trial recruitment retention totaling approximately $1.0 million which was subsequently canceled with no charges incurred by the Company. The updated total estimated budget for the current trial services, including pass-through costs, was approximately $11.0 million. As noted below, Neurotrope was granted a $2.7 million award from the National Institutes of Health, which award was used to support the Phase 2 Study, resulting in an estimated net budgeted cost of the Phase 2 Study to Neurotrope of $9.3 million. Synaptogenix may terminate the 2020 Services Agreement without cause upon 60 days prior written notice.

On December 16, 2022, Synaptogenix issued a press release announcing that an extended confirmatory Phase 2 study of Bryostatin-1 in moderate to severe AD (Study #204) did not achieve statistical significance on the primary endpoint, which was change from baseline to week 13 in the SIB total score assessment obtained after completion of the second seven-dose course of treatment (week 28 of trial). An average increase in the SIB total score of 1.4 points and 0.6 points was observed for the Bryostatin-1 and placebo groups, respectively, at week 28. On March 7, 2023, the Company announced results of its analysis of secondary endpoints and post hoc analysis from our Phase 2 study of Bryostatin-1. In the secondary endpoint analysis, changes from baseline at Weeks 9, 20, 24, 30, and 42 in the SIB (Severe Impairment Battery) total score were not statistically significant in the total patient population, and no pre-specified secondary endpoints were met with statistical significance in the low-to-moderately severe AD patient stratum. However, nearly all pre-specified secondary endpoints in the most advanced and severe AD (MMSE: 10-14) patient population, with baseline MMSE-2 (Mini-Mental State Examination, 2nd Edition) scores of 10-14, were achieved with statistical significance (p = <0.05, 2-tailed). Data also showed statistical significance in exploratory secondary endpoints for the MMSE-2 10-14 stratum, and post hoc analysis was positive. The Company is currently evaluating the data and determining next steps with the development of Bryostatin-1 for AD as well as for other potential indications.

Other Development Projects

To the extent resources permit, we may pursue development of selected technology platforms with indications related to the treatment of various disorders, including neurodegenerative disorders such as AD, based on our currently licensed technology and/or technologies available from third party licensors or collaborators.

Nemours Agreement

On September 5, 2018, Neurotrope announced a collaboration with The Nemours / Alfred I. duPont Hospital for Children (“Nemours”), a premier U.S. children’s hospital, to initiate a clinical trial in children with Fragile X syndrome (“Fragile X”). In addition to the primary objective of safety and tolerability, measurements will be made of working memory, language and other functional aspects such as anxiety, repetitive behavior, executive functioning, and social behavior. On August 5, 2021, we announced our memorandum of understanding with Nemours to initiate a clinical trial using Bryostatin-1, under Orphan Drug Status, to treat Fragile X. We intend to provide the Bryostatin-1 drug product and obtain the Investigational New Drug (“IND”) from the FDA, and Nemours intends to provide the clinical site and attendant support for the trial. We and Nemours, jointly, will develop the trial protocol. We currently estimate our total trial and IND cost to be approximately $2.0 million, an increase of $1.3 million from our prior estimates based upon bringing in a third party to conduct our initial clinical trial. As of the end of the period covered by this annual report, the Company has incurred cumulative expenses associated with this agreement of approximately $100,000.

The Company filed for an IND with the FDA in December, 2022. The FDA has placed the development of the IND on clinical hold pending completion of further analytics relating to drug pharmacokinetics and pharmacodynamics. The Company is currently evaluating its plans to advance Fragile X development.

BryoLogyx Agreement

In connection with a supply agreement entered into with BryoLogyx Inc. (“BryoLogyx”) on June 9, 2020, we entered into a transfer agreement (the “Transfer Agreement”) with BryoLogyx. Pursuant to the terms of the Transfer Agreement, we agreed to assign and transfer to BryoLogyx all of our rights, title and interest in and to the Cooperative Research and Development Agreement (“CRADA”) with the National Cancer Institute (“NCI”), under which Bryostatin-1’s ability to modulate CD22 in patients with relapsed/refractory CD22+ disease has been evaluated to date. Under the CRADA, the parties agreed to collaborate with the NCI’s Center for Cancer Research, Pediatric Oncology Branch (“POB”) to develop a Phase I clinical trial testing the safety and toxicity of Bryostatin-1 in children and young adults with CD22 + leukemia and B-cell lymphoma. The CRADA was transferred to BryoLogyx and we assigned to BryoLogyx our IND application for CD22 currently on file with the FDA. As consideration for the transfer of the CRADA and IND, BryoLogyx has agreed to pay to us 2% of the gross revenue received in connection with the sale of bryostatin products, up to an aggregate payment amount of $1 million.

Cleveland Clinic

On February 23, 2022, the Company announced its collaboration with the Cleveland Clinic to pursue possible treatments for MS. The collaboration entails filing an IND and conducting initial clinical trials using Bryostatin-1. Future development work will be conducted pursuant to statements of work to be determined.

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

We believe the current failures of therapies clearing formed amyloid plaques come from an incomplete view of the AD pathophysiologic process. In our view, amyloid plaques and the tau-based neurofibrillary tangles are pathologic hallmarks of AD, but not closely correlated with cognitive deficits. Synaptic loss at autopsy, on the other hand has been consistently closely correlated with the degree of cognitive deterioration in clinical evaluations. We believe the appearance of these plaques and tangles is not necessarily linked to the death of neurons or synapses, and that the elimination of the plaques does not restore cognitive function as already demonstrated in extensive clinical testing with pathologic correlates. However, we believe that the soluble amyloid pre-plaque oligomers, through their toxicity to synapses and neurons, are important in the progression of the disease.

Furthermore, several comprehensive studies of autopsy brain samples from AD vs. control patients have demonstrated that the loss of the synapses is an early event in AD and usually precedes the loss of neurons. (Terry et al., 1991; Scheffe et al., 2006). These studies demonstrated that the rate of cognitive decline closely correlates with the loss of synapses, while that rate does not closely correlate with the number of amyloid plaques or neurofibrillary tangles (hyperphosphorylated tau). Based on these findings, the Synaptogenix therapeutic strategy focuses on restoration of the synapses (or “synaptogenesis”) and the prevention of neuronal death. Bryostatin has been shown in extensive pre-clinical testing to accomplish both synaptic restoration and prevention of neuronal death. Because these pathologic consequences are common to many neurodegenerative disorders (e.g. Fragile X mental retardation, MS, Multi-infarct dementia, and Amyotrophic Lateral Sclerosis), pre-clinical studies were undertaken by Synaptogenix scientists and scientists from other laboratories to demonstrate synaptic and neuronal loss. Based on this, common pathology therapeutic benefits of Bryostatin is being clinically tested for efficacy in AD.

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

AD and the Potential Market for our Products

The Epidemic of AD

According to the Alzheimer’s Association, it has been estimated that over 50 million people worldwide had AD, or other forms of dementia, in 2022. The prevalence of AD is independent of race, ethnicity, geography, lifestyle and, to a large extent, genetics. The most common cause of developing AD is living a long life. In developing countries where the median age of death is less than 65 years old, AD is rarely recognized or diagnosed. In the United States in 2022, 6.5 million people are estimated to have AD, and over 72% of these people are older than 75 years of age.

Researchers continue to explore a wide range of drug mechanisms in hopes of developing drugs to combat this disease. Figure 1 illustrates the range of mechanisms under consideration. Our approach, which involves the activation of the enzyme PKC ε, represents a novel mechanism in the armamentarium of potential AD drug therapies.

Potential Market for Our Products

According to an article titled “Progress in AD” published in The Journal of Neurology in 2012, there has been a dearth of new product introductions in the last 20 years either for the treatment of AD symptoms or its definitive diagnosis in patients who begin exhibiting the memory and cognitive disorders associated with the disease. According to the Alzheimer’s Association, all of the products introduced to date for the treatment of AD have yielded negative or marginal results with no long-term effect on the progression of AD and no improvement in the memory or cognitive performance of the patients receiving these therapies. With over 50 million people worldwide estimated to have had AD in 2022, there is significant commercial potential for a new therapeutic that is effective in delaying the progression of the disease.

We believe the markets for drugs or therapies to treat the underlying pathology of AD exist largely, but not exclusively, in the developed world and principally comprise the North American, European and Japanese markets.

Sales of the major drug therapies available only by prescription are approved for the symptomatic treatment of the cognitive aspects of AD, but have no meaningful effect on disease progression, causing only temporary improvement in cognitive decline. Despite their limited efficacy, this group of drugs had a collective worldwide sales compounded annual growth rate from 2017 to 2021 of 6.5% in 2022 according to Future Markets Insights. Sales were approximately $2.8 billion and are projected to grow to approximately $6.8 billion by 2032, a compounded annual growth rate of 9.3%, according to Coherent Market Insights.

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

Dying neurons and synapses have, to date, not been therapeutic targets for restoration, and many in the AD field currently believe that stemming the progression of the disease may only be possible with very early stage intervention. The FDA is encouraging the pharmaceutical industry to increase efforts to investigate such early stage interventional treatments by recommending that modified clinical endpoints, both functional and cognitive, be established to monitor the efficacy of drug prototypes being tested in early stage AD patients, according to an article published in The New England Journal of Medicine.(4)

4 NEJM.org: The New England Journal of Medicine, March 15, 2013, page 1: Drug Development of Early AD, N. Kozauer, M.D., and Russell Katz, M.D,

In contrast, we believe that our data from various preclinical animal models and compassionate use trials support that activation of PKC ε – BDNF pathway in central nervous system neurons may improve neuronal vitality and function in areas of the brain damaged by AD, potentially resulting in the improvement of memory and cognition.

In recent years, two therapeutic trials with monoclonal antibodies (aduhelm and lecanemab) have provided evidence of some showing of the rate of decline for patients with mid cognitive impairment (MCI) and possible very early AD. This slowing of the rate of decline (24 – 27%) occurred after 18 months of treatment with i.v. infusions with the antibodies.

Synaptogenesis

Studies of autopsy brains of AD versus control patients showed that deficient activity or low concentrations of PKC ε in aging subjects is one of the main causes of the neurodegeneration seen in AD. These deficiencies result in the loss of BDNF, an important synaptic growth factor as demonstrated by other pre-clinical and clinical research. The schematic in Figure 2 illustrates only a portion of the changes mediated by PKC ε, and how it may help reverse the neuronal damage and loss central to the pathogenic process in AD.

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

This myriad of events is orchestrated by PKC ε, and prompts a number of secondary events to occur in both the pre- and post-synaptic portions of the neuron. Cellular visualization of this effect shows an increase in the number of pre-synaptic vesicles in the neurons, an increase in pre-synaptic levels of PKC ε and an increase in the number of mushroom spines associated with individual synaptic boutons (knoblike enlargements at the end of a nerve fiber, where it forms a synapse). Their genesis in these neurons is responsible for the formation of new synapses during associative learning and memory, and for regeneration of synaptic networks in pre-clinical models of AD, stroke, traumatic brain injury, and Fragile X syndrome.

The central role of PKC ε activation in these dynamic events expands the amyloid and tau hypotheses for AD by including pathways to restore the synaptic networks lost during neurodegeneration and to prevent further loss as well as to prevent neuronal loss. This mechanistic framework offers new targets for therapeutic intervention which not only prevent the formation of tangles and plaque, but also prevents neuronal death, and promotes the induction of new, mature synaptic networks.

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

The key to CRE’s innovation in this area has been in identifying highly potent drug prototypes that, at low concentrations, cause the specific and transient activation of PKC ε, without interacting with the other isozyme variants of PKC whose inactivation would negate the synaptogenic properties of the ε isoform.

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

The Company has advanced the development of synthetic bryostatin by demonstrating the equivalence of the synthetic to the natural bryostatin product.  The estimated cost to initiate and produce sufficient quantities of the synthetic bryostatin drug product is approximately $1.5 million. The Company is evaluating production alternatives at this time.

Stanford retains the right, on behalf of itself and all other non-profit research institutions, to practice the licensed patents and use the licensed technology for any non-profit purpose, including sponsored research and collaborations. The license is also subject to Title 35, Sections 200-204, of the United States Code, which governs patent rights in inventions made with U.S. government assistance. Among other things, these provisions provide the United States government with nonexclusive rights in the licensed patents. They also impose the obligation that products based on the licensed patents sold or produced in the United States be “manufactured substantially in the United States.” These license agreements have been amended by a mutual agreement in December, 2021 – See above.

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

CRE previously conducted an exploratory evaluation of bryostatin on a compassionate use basis in AD patients who have an inherited form of AD, frequently called familial AD, under an FDA-approved study protocol. Familial AD results from one of four major mutations in the genome, and this mutation is passed on from generation to generation within a family that carries the defective gene. The tragic consequence of familial AD is that it strikes its victims at an early age, often while they are in their twenties. The aggressive progression of familial AD can render these patients in the terminal stages of AD in their late 30’s and early 40’s.

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

On July 23, 2020, Synaptogenix executed a Services Agreement (the “2020 Services Agreement”) with WCT. The 2020 Services Agreement relates to services for Synaptogenix’s Phase 2 Study. Pursuant to the terms of the 2020 Services Agreement, WCT will provide services to enroll approximately 100 Phase 2 Study subjects. The first Phase 2 Study site was initiated during the third quarter of 2020. On January 22, 2022, the Company executed a change order with WCT to accelerate trial subject recruitment totaling approximately $1.4 million.  The updated total estimated budget for the services, including pass-through costs, is approximately $11.0 million. As noted below, the Company has been granted a $2.7 million award from the National Institutes of Health, which award will be used to support the Phase 2 Study, resulting in an estimated net budgeted cost of the Study to Neurotrope of $7.1 million. Of the $2.7 million grant, virtually all has been received as of February 22, 2022. Synaptogenix may terminate the 2020 Services Agreement without cause upon 60 days prior written notice.

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

Pursuant to the terms of the 2022 Services Agreement, WCT provided services to enroll approximately 12 2022 study subjects. The total estimated budget for the services, including pass-through costs, is currently approximately $1.5 million. Either party may terminate the 2022 Services Agreement without cause upon 90 days prior written notice. Furthermore, in the event of a material breach by the other party, which breach is not cured by the breaching party, the other party may terminate the agreement upon 30 days’ prior written notice. The Company discontinued the 2022 Study during the fourth quarter of 2022 and terminated the 2022 Services Agreement.

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

The CRE License further requires us to pay CRE (i) a fixed research fee equal to a pro rata amount of $1 million in the year during which we close on a Series B Preferred Stock financing resulting in proceeds of at least $25 million, (ii) a fixed research fee of $1 million per year for each of the five calendar years following the completion of such financing and (iii) an annual fixed research fee in an amount to be negotiated and agreed upon no later than 90 days prior to the end of the fifth calendar year following the completion of such financing to be paid with respect to each remaining calendar year during the term of the CRE License. This fixed research fee is not yet due as the Company has not completed a Series B Preferred Stock financing in excess of $25 million. The CRE License Agreement also requires the payment by us of royalties ranging between 2% and 5% of our revenues generated from the licensed patents and other intellectual property, dependent upon the percentage ownership that Neuroscience Research Ventures, Inc. (“NRV, Inc.”) holds in our company, which currently would be a royalty rate of 5% based on NRV, Inc.’s current ownership in us.

Pursuant to the terms of the November 12, 2015 amendment to the CRE License, we paid an aggregate of approximately $348,000 to CRE following the closings of the previous Series B private placement, which constituted an advance royalty payment to CRE and will be offset (with no interest) against the amount of future royalty obligations payable until such time that the amount of such future royalty obligations equals in full the amount of the advance royalty payments made, which shall be subtracted from the gross proceeds to determine the “Post-PA Fee Proceeds.”

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

A substantial amount of in-human data exists that was generated by the NCI that involves the earlier evaluation of bryostatin as an anticancer agent. The NCI also holds the existing inventory of bryostatin suitable for use in humans. Our use of the substantial data package generated by the NCI on bryostatin, as well as access to the clinical supply of this substance, is permitted under a material transfer agreements entered into and between the NCI and CRE.

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

Additional Intellectual Property

In addition, we have filed, and own, multiple patent families directed to methods of treatment and formulations with PKC activators, including bryostatin. We are, or will be, seeking patent protection for these inventions in numerous countries and regions including, among others, Europe, Canada, Mexico, and Japan.

While we seek broad coverage under our existing patent applications, there is always a risk that an alteration to the product or process may provide sufficient basis for a competitor to avoid infringement claims. In addition, the coverage claimed in a patent application can be significantly reduced before a patent is issued and courts can reinterpret patent scope after issuance. Moreover, many jurisdictions including the United States permit third parties to challenge issued patents in administrative proceedings, which may result in further narrowing or even cancellation of patent claims. Moreover, we cannot provide any assurances that any patents will be issued from our pending or any future applications or that any potentially issued patents will adequately protect our intellectual property.

Individual patents extend for varying periods depending on the date of filing of the patent application or the date of patent issuance and the legal term of patents in the countries in which they are obtained. Generally, utility patents issued for applications filed in the United States are granted a term of 20 years from the earliest effective filing date of a non-provisional patent application. In addition, in certain instances, a patent term can be extended to recapture a portion of the U.S. Patent and Trademark Office (“USPTO”), delay in issuing the patent as well as a portion of the term effectively lost as a result of the FDA regulatory review period. However, as to the FDA component, the restoration period cannot be longer than five years and the total patent term including the restoration period must not exceed 14 years following FDA approval. The duration of foreign patents varies in accordance with provisions of applicable local law, but typically is also 20 years from the earliest effective filing date. The actual protection afforded by a patent may vary on a product by product basis, by country and can depend upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory-related extensions, and the availability of legal remedies in a particular country and the validity and enforceability of the patent.

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

United States Regulation of Drugs

In the United States, the FDA approves and regulates drugs under the Federal Food, Drug, and Cosmetic Act (“FDCA”), and implementing regulations. Before any drug product can be marketed in the United States, it must receive approval from the FDA. To receive this approval, any drug we develop must undergo rigorous preclinical testing and clinical trials that demonstrate the product candidate’s safety and effectiveness for each indicated use. The FDA’s extensive regulatory process controls, among other things, the development, testing, manufacture, safety, efficacy, record keeping, labeling, storage, approval, advertising, promotion, sale, and distribution of pharmaceutical products. The failure to comply with requirements under the FDCA and other applicable laws at any time during the product development process, approval process or after approval may subject an applicant and/or sponsor to a variety of administrative or judicial sanctions, including refusal by the FDA to approve pending applications, withdrawal of an approval, imposition of a clinical hold, issuance of warning letters and other types of enforcement letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement of profits or civil or criminal investigations and penalties brought by the FDA and the Department of Justice or other governmental entities.

In general, before any new pharmaceutical product can be marketed in the United States, the process typically required by the FDA includes:

●	nonclinical testing, which may include laboratory tests and animal studies, conducted in compliance with the FDA’s good laboratory practice, or Good Laboratory Practice (“GLP”) regulations;
●	submission of an IND, which must become effective before human clinical trials may begin;
●	approval by an independent institutional review board (“IRB”) representing each clinical site before each clinical trial may be initiated;
●	adequate and well-controlled human clinical trials to establish the safety and efficacy of the proposed drug for its intended use, conducted in accordance with good clinical practices (“GCP”);
●	satisfactory completion of one or more FDA inspections of the manufacturing facility or facilities at which the product, or components thereof, are produced to assess compliance with current good manufacturing practices (“cGMP”), requirements and to assure that the facilities, methods and controls are adequate to preserve the product’s identity, strength, quality and purity;
●	preparation and submission to the FDA of a new drug application (“NDA”), requesting marketing for one or more proposed indications;
●	potential FDA audits of the nonclinical study and clinical trial sites that generated the data in support of the NDA;
●	review by an FDA advisory committee, where appropriate or if applicable;
●	payment of user fees and securing FDA approval of an NDA or an NDA supplement (for subsequent indications or other modifications, including a change in location of the manufacturing facility); and
●	compliance with any post-approval requirements, including the potential requirement to implement a Risk Evaluation and Mitigation Strategy, or REMS, and the potential requirement to conduct post-approval studies.

Preclinical Testing

In the United States, drug candidates undergo rigorous preclinical, or nonclinical, testing until adequate evidence of safety and efficacy is established, prior to clinical testing in human subjects. These nonclinical studies generally evaluate the mechanism of action and pharmacology of the product and assess the potential safety and efficacy of the product. Tested compounds must be produced according to applicable cGMP requirements and preclinical safety tests must be conducted in compliance with FDA and international regulations regarding GLP. The Consolidated Appropriations Act for 2023, signed into law on December 29, 2022, (P.L. 117-328) amended the FDCA and the Public Health Service Act to specify that nonclinical testing for drugs and biologics may, but is not required to, include in vivo animal testing. According to the amended language, a sponsor may fulfill nonclinical testing requirements by completing various in vitro assays (e.g., cell-based assays, organ chips, or microphysiological systems), in silico studies (i.e., computer modeling), other human or nonhuman biology-based tests (e.g., bioprinting), or in vivo animal tests.

The results of the preclinical tests, together with manufacturing information and analytical data, are generally submitted to the FDA as part of an IND, which must become effective before human clinical trials may commence. The IND will automatically become effective 30 days after receipt by the FDA, unless before that time the FDA issues a notice expressly authorizing the proposed trial to proceed or requests an extension or raises concerns about the conduct of the clinical trials as outlined in the application. If the FDA has any concerns, the sponsor of the IND and the FDA must resolve the concerns before clinical trials can begin. Regulatory authorities may require additional preclinical data before allowing the clinical trials to commence or proceed from one phase to another, and could demand that the clinical trials be discontinued or suspended at any time if there are significant safety issues. Some long-term nonclinical testing, such as animal tests of reproductive adverse events and carcinogenicity, may continue after the IND is submitted.

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

Information about certain clinical trials must be submitted within specific timeframes to the National Institutes of Health (“NIH”) for public dissemination on its ClinicalTrials.gov data registry. Information related to the product, patient population, phase of investigation, study sites and investigators and other aspects of the clinical trial is made public as part of the registration of the clinical trial. Sponsors are also obligated to disclose the results of their clinical trials after completion. Disclosure of the results of these trials can be delayed in some cases for up to two years after the date of completion of the trial. Competitors may use this publicly available information to gain knowledge regarding the progress of development programs. Failure to timely register a covered clinical study or to submit study results as provided for in the law can give rise to civil monetary penalties and also prevent the non-compliant party from receiving future grant funds from the federal government. NIH’s Final Rule on ClinicalTrials.gov registration and reporting requirements became effective in 2017, and both NIH and FDA have brought enforcement actions against non-compliant clinical trial sponsors.

In the Consolidated Appropriations Act for 2023, Congress amended the FDCA to require sponsors of a Phase 3 clinical trial, or other “pivotal study” of a new drug to support marketing authorization, to submit a diversity action plan for such clinical trial. The action plan must include the sponsor’s diversity goals for enrollment, as well as a rationale for the goals and a description of how the sponsor will meet them. A sponsor must submit a diversity action plan to FDA by the time the sponsor submits the trial protocol to the agency for review. The FDA may grant a waiver for some or all of the requirements for a diversity action plan. It is unknown at this time how the diversity action plan may affect Phase 3 trial planning and timing or what specific information FDA will expect in such plans, but if FDA objects to a sponsor’s diversity action plan and requires the sponsor to amend the plan or take other actions, it may delay trial initiation.

Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA and more frequently if serious adverse events occur. In addition, IND safety reports must be submitted to the FDA for any of the following: serious and unexpected suspected adverse reactions; findings from other studies or animal or in vitro testing that suggest a significant risk in humans exposed to the drug; and any clinically important increase in the case of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. During all clinical trials, physicians will monitor patients to determine effectiveness of the drug candidate and to observe and report any reactions or safety risks that may result from use of the drug candidate. The FDA or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution, or an institution it represents, if the clinical trial is not being conducted in accordance with the GCP or other IRB requirements or if the drug has been associated with unexpected serious harm to patients. Additionally, some clinical trials are overseen by an independent group of qualified experts organized by the clinical trial sponsor, known as a data safety monitoring board or committee. This group provides authorization for whether or not a trial may move forward at designated check points based on access to certain data from the trial. The FDA will typically inspect one or more clinical sites to assure compliance with GCP and the integrity of the clinical data submitted.

Review of the NDA by FDA

The data from the clinical trials, together with preclinical data and other supporting information that establishes a drug candidate’s profile, are submitted to the FDA in the form of an NDA or NDA supplement (for approval of a new indication if the product candidate is already approved for another indication). Under federal law, the submission of most NDAs is additionally subject to a substantial application user fee, and the sponsor of an approved NDA is subject to an annual program fee, currently exceeding $360,000 per product. These fees are adjusted, and typically increase, annually. Certain exceptions and waivers are available for some of these fees, such as an exception from the application fee for drugs with orphan designation and a waiver for certain small businesses.

Under applicable laws and FDA regulations, FDA performs an administrative review on each submitted NDA within 45 to 60 days following submission. If deemed complete at the end of this preliminary review, the FDA will “file” the NDA, thereby triggering substantive review of the application. The FDA can refuse to file any NDA that it deems incomplete or not properly reviewable. In this event, the NDA must be resubmitted with the additional information requested by the agency, and the resubmitted application is also subject to preliminary review prior to filing. The FDA has established internal substantive review goals of six months from the filing date for priority NDAs (for drugs addressing serious or life threatening conditions for which there is an unmet medical need) and 10 months from the filing date for regular NDAs. The FDA, however, is not legally required to complete its review within these periods, and the review process is often significantly extended by FDA requests for additional information or clarification and a sponsor’s process to respond to such inquiries.

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

Under the Pediatric Research Equity Act (“PREA”) as amended, an NDA or supplement to an NDA must contain data that are adequate to assess the safety and efficacy of the product candidate for the claimed indications in all relevant pediatric populations and to support dosing and administration for each pediatric population for which the product is safe and effective. The FDA may grant deferrals for submission of pediatric data or full or partial waivers. The Food and Drug Administration Safety and Innovation Act, or the FDASIA, enacted in 2012, made permanent PREA to require a sponsor who is planning to submit a marketing application for a product that includes a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration to submit an initial Pediatric Study Plan, or PSP, within sixty days of an end-of-Phase 2 meeting or, if there is no such meeting, as early as practicable before the initiation of the Phase 3 or Phase 2/3 clinical trial. The initial PSP must include an outline of the pediatric study or studies that the sponsor plans to conduct, including trial objectives and design, age groups, relevant endpoints and statistical approach, or a justification for not including such detailed information, and any request for a deferral of pediatric assessments or a full or partial waiver of the requirement to provide data from pediatric studies along with supporting information. The FDA and the sponsor must reach an agreement on the PSP. A sponsor can submit amendments to an agreed upon initial PSP at any time if changes to the pediatric plan need to be considered based on data collected from pre-clinical studies, early phase clinical trials or other clinical development programs.

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

Recent court cases have challenged FDA’s approach to determining the scope of orphan drug exclusivity; however, at this time the agency continues to apply its long-standing interpretation of the governing regulations and has stated that it does not plan to change any orphan drug implementing regulations.

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

In 2012, Congress enacted the Food and Drug Administration Safety and Innovation Act (“FDASIA”) which established a new  regulatory scheme allowing for expedited review of products designated as “breakthrough therapies.” A product may be designated as a breakthrough therapy if it is intended, either alone or in combination with one or more other products, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The FDA may take certain actions with respect to breakthrough therapies, including holding meetings with the sponsor throughout the development process; providing timely advice to the product sponsor regarding development and approval; involving more senior staff in the review process; assigning a cross-disciplinary project lead for the review team; and taking other steps to design the clinical trials in an efficient manner. Product candidates designated as breakthrough therapies are also eligible for accelerated approval.

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

The accelerated approval pathway is usually contingent on a sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory studies to verify and describe the product’s clinical benefit. As a result, a product candidate approved on this basis is subject to rigorous post-marketing compliance requirements, including the completion of Phase 4 or post-approval clinical trials to confirm the effect on the clinical endpoint. Failure to conduct required post-approval studies, or confirm a clinical benefit during post-marketing studies, would allow the FDA to withdraw regulatory approval for the product. All promotional materials for product candidates approved under accelerated regulations are subject to prior review by the FDA. As part of the Consolidated Appropriations Act for 2023, Congress provided FDA additional statutory authority to mitigate potential risks to patients from continued marketing of ineffective drugs previously granted accelerated approval. Under the act’s amendments to the FDCA, FDA may require the sponsor of a product granted accelerated approval to have a confirmatory trial underway prior to approval. The sponsor must also submit progress reports on a confirmatory trial every six months until the trial is complete, and such reports are published on FDA’s website. The amendments also give FDA the option of using expedited procedures to withdraw product approval if the sponsor’s confirmatory trial fails to verify the claimed clinical benefits of the product.

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

Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of distribution or other restrictions under a REMS program. Other potential consequences include, among other things:

●	restrictions on the marketing or manufacturing of the product, suspension of the approval, or complete withdrawal of the product from the market or product recalls;
●	fines, warning letters, other enforcement-related letters, or holds on post-approval clinical trials;
●	refusal of the FDA to approve pending NDAs or supplements to approved NDAs, or suspension or revocation of product approvals;
●	product seizure or detention, or refusal to permit the import or export of products;
●	injunctions or the imposition of civil or criminal penalties; or
●	consent decrees, corporate integrity agreements, debarment, or exclusion from federal healthcare programs.

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

If our product candidates are approved in the United States, we will have to comply with various U.S. federal and state laws, rules and regulations pertaining to healthcare fraud and abuse, including anti-kickback laws and physician self-referral laws, rules and regulations. Violations of the fraud and abuse laws are punishable by criminal and civil sanctions, including, in some instances, exclusion from participation in federal and state healthcare programs, including Medicare and Medicaid. These laws include the following:

●	The federal Anti-Kickback Statute (“AKS”) (Section 1128B(b) of the Social Security Act) prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made, in whole or in part, under a federal healthcare program such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the AKS or specific intent to violate it to have committed a violation. In addition, the government may assert that a claim including items or services resulting from a violation of the AKS constitutes a false or fraudulent claim for purposes of the FCA or federal civil money penalties statute;
●	The federal physician self-referral prohibition (Ethics in Patient Referral Act of 1989, as amended, commonly referred to as the Stark Law, Section 1877 of the Social Security Act), prohibits referrals by physicians of Medicare or Medicaid patients to providers of a broad range of designated healthcare services in which the physicians (or their immediate family members) have ownership interests or with which they have certain other financial arrangements;
●	The federal civil and criminal false claims laws and civil monetary penalty laws, including the federal False Claims Act, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, false or fraudulent claims for payment to, or approval by Medicare, Medicaid, or other federal healthcare programs, knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim or an obligation to pay or transmit money to the federal government, or knowingly concealing or knowingly and improperly avoiding or decreasing or concealing an obligation to pay money to the federal government. Manufacturers can be held liable under the FCA even when they do not submit claims directly to government payers if they are deemed to “cause” the submission of false or fraudulent claims. The FCA also permits a private individual acting as a “whistleblower” to bring actions on behalf of the federal government alleging violations of the FCA and to share in any monetary recovery;
●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, and their respective implementing regulations, including the Final Omnibus Rule published in January 2013, which impose obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;
●	the federal false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services;
●	The Civil Monetary Penalties Law (Section 1128A of the Social Security Act), which authorizes the United States Department of Health and Human Services to impose civil penalties administratively for various fraudulent or abusive acts, including among other things, the offering or giving of remuneration, which includes, without limitation, any transfer of items or services for free or for less than fair market value (with limited exceptions), to a Medicare or Medicaid beneficiary that the person knows or should know is likely to influence the beneficiary’s selection of a particular supplier of items or services reimbursable by a federal or state governmental program;
●	The Physician Payment Sunshine Act (Section 1128G of the Social Security Act), which requires manufacturers of drugs, medical devices, biologicals and medical supplies covered by Medicare or Medicaid to report, on an annual basis, to the Department of Health and Human Services information related to payments and other transfers of value to physicians, certain non-physician advanced healthcare practitioners, and teaching hospitals or to entities or individuals at the request of, or designated on behalf of, the physicians, advanced healthcare practitioners, and teaching hospitals as well as certain ownership and investment interests held by physicians and their immediate family members.; and
●	Analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to healthcare items or services that are reimbursed by non-governmental third-party payors, including private insurers.

Sanctions for violating these federal laws include criminal and civil penalties that range from punitive sanctions, damage assessments, money penalties, imprisonment, denial of Medicare and Medicaid payments, or exclusion from participation in federal programs, or both. These laws also impose an affirmative duty on those receiving Medicare or Medicaid funding to ensure that they do not employ or contract with persons excluded from participation in the Medicare and other government healthcare programs. Additionally, many states have laws and regulations that contain prohibitions that are similar to, and in many cases broader than, these federal laws and once our products are marketed commercially, we will have to comply with these various state laws as well.

Some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to payments to physicians and other healthcare providers or marketing expenditures.

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

As previously mentioned, the primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and other third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medical products and services, implementing reductions in Medicare and other healthcare funding and applying new payment methodologies. In recent years, the U.S. Congress has considered reductions in Medicare reimbursement levels for medicines and biologics administered by physicians. The U.S. Centers for Medicare and Medicaid Services, or CMS, the agency that administers the Medicare and Medicaid programs, also has authority to revise reimbursement rates and to implement coverage restrictions for some drugs and biologics. Cost reduction initiatives and changes in coverage implemented through legislation or regulation could decrease utilization of and reimbursement for any approved products we may market in the future. While Medicare regulations apply only to pharmaceutical benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own reimbursement rates. Therefore, any reduction in reimbursement that results from federal legislation or regulation may result in a similar reduction in payments from private payors.

Furthermore, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, was enacted in March 2010, (collectively the “ACA”) and, among other things, increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program; introduced a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected; extended the Medicaid Drug Rebate Program to utilization of prescriptions of individuals enrolled in Medicaid managed care plans; imposed mandatory discounts for certain Medicare Part D beneficiaries as a condition for manufacturers’ outpatient drugs coverage under Medicare Part D; and established a Center for Medicare Innovation at the U.S. Centers for Medicare and Medicaid Services, or CMS, to test innovative payment and service delivery models to lower Medicare and Medicaid spending.

Following several years of litigation in the federal courts, in June 2021, the U.S. Supreme Court upheld the ACA when it dismissed a legal challenge to the ACA’s constitutionality. Further legislative and regulatory changes under the ACA remain possible, although it is unknown what form any such changes or any law would take, and how or whether it may affect the biopharmaceutical industry as a whole or our business in the future. We expect that changes or additions to the ACA, the Medicare and Medicaid programs and changes stemming from other healthcare reform measures, especially with regard to healthcare access, financing or other legislation in individual states, could have a material adverse effect on the healthcare industry in the United States. The Biden Administration has indicated that lowering prescription drug prices is a priority. For example, in July 2021, President Biden issued a sweeping executive order on promoting competition in the American economy that includes several mandates pertaining to the pharmaceutical and healthcare insurance industries and called on HHS to release a comprehensive plan to combat high prescription drug prices. The drug pricing plan released by HHS in September 2021 in response to the executive order makes clear that the Biden Administration supports aggressive action to address rising drug prices, including allowing HHS to negotiate the cost of Medicare Part B and D drugs. It is unclear how other healthcare reform measures of the Biden administration will impact healthcare laws and regulations or our business.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA that affect health care expenditures. These changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013 and was extended by the Consolidated Appropriations Act for 2023, and will remain in effect through 2032 unless additional Congressional action is taken.

In addition, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. Notably, on December 20, 2019, President Trump signed the Further Consolidated Appropriations Act for 2020 into law (P.L. 116-94) that includes a piece of bipartisan legislation called the Creating and Restoring Equal Access to Equivalent Samples Act of 2019 (the “CREATES Act”). The CREATES Act aims to address the concern articulated by both the FDA and others in the industry that some brand manufacturers have improperly restricted the distribution of their products, including by invoking the existence of a REMS for certain products, to deny generic and biosimilar product developers access to samples of brand products. Because generic and biosimilar product developers need samples to conduct certain comparative testing required by the FDA, some have attributed the inability to timely obtain samples as a cause of delay in the entry of generic and biosimilar products. To remedy this concern, the CREATES Act establishes a private cause of action that permits a generic or biosimilar product developer to sue the brand manufacturer to compel it to furnish the necessary samples on “commercially reasonable, market-based terms.” Whether and how generic and biosimilar product developments will use this new pathway, as well as the likely outcome of any legal challenges to provisions of the CREATES Act, remain highly uncertain and its potential effects on our future commercial products are unknown.

More recently, in August 2022, President Biden signed into the law the Inflation Reduction Act of 2022, or the IRA. Among other things, the IRA has multiple provisions that may impact the prices of drug products that are both sold into the Medicare program and throughout the United States. Starting in 2023, a manufacturer of a drug or biological product covered by Medicare Parts B or D must pay a rebate to the federal government if the drug product’s price increases faster than the rate of inflation. This calculation is made on a drug product by drug product basis and the amount of the rebate owed to the federal government is directly dependent on the volume of a drug product that is paid for by Medicare Parts B or D. Additionally, starting in payment year 2026, CMS will negotiate drug prices annually for a select number of single-source Part D drugs without generic or biosimilar competition. CMS will also negotiate drug prices for a select number of Part B drugs starting for payment year 2028. If a drug product is selected by CMS for negotiation, it is expected that the revenue generated from such drug will decrease.

At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In December 2020, the U.S. Supreme Court held unanimously that federal law does not preempt the states’ ability to regulate pharmaceutical benefit managers (“PBMs”) and other members of the healthcare and pharmaceutical supply chain, an important decision that may lead to further and more aggressive efforts by states in this area. The Federal Trade Commission in mid-2022 also launched sweeping investigations into the practices of the PBM industry that could lead to additional federal and state legislative or regulatory proposals targeting such entities’ operations, pharmacy networks, or financial arrangements. Significant efforts to change the PBM industry as it currently exists in the United States may affect the entire pharmaceutical supply chain and the business of other stakeholders, including pharmaceutical developers like us. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing.

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

Competition

We compete with many companies, research institutes, hospitals, governments and universities that are working to develop products and processes to treat AD. Many of these entities have substantially greater financial, technical, manufacturing, marketing, distribution and other resources than we do. However, there has been a limited number of new product introductions in the last 20 years for the treatment of AD symptoms in patients who begin exhibiting the memory and cognitive disorders associated with the disease. All of the products introduced to date for the treatment of AD have yielded negative or marginal results with little effect on the progression of AD and no improvement in the memory or cognitive performance of the patients receiving these therapies. We believe we are the only company currently pursuing PKC ε activation (with consequent prevention of neuronal death and induction synaptic network growth) as a mechanism to treat AD and neurodegenerative disease. Although we believe that we have no direct competitors working in this same field at the present time, we cannot provide assurance that our competitors will not discover compounds or processes that may be competitive with our products and introduce such products or processes before us.

Employees and Human Capital Resources

As of the date of this Annual Report on Form 10-K, we have five full-time personnel, including three executive officers and two employees who are primarily engaged in research and development activities. We also have one full-time and two part-time consultants. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We believe that relations with our employees and consultants are good.

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

Facilities

Our corporate headquarters and facilities are located in New York, New York. We currently lease a total of approximately 300 square feet of building space in New York dedicated to company administration. The lease on our existing New York expires on June 30, 2023. We also lease 1,100 square feet of laboratory space for limited research and development use in North Bethesda, Maryland. The lease on our laboratory space has a term expires on November 30, 2023 and has a fixed rent of $4,200 per month.

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

Our principal executive offices are located at 1185 Avenue of the Americas, 3rd Floor, New York, New York, and our telephone number is (973) 242-0005. Our website is located at www.synaptogen.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) will be made available free of charge on our website as soon as reasonably practicable after we electronically file these materials with, or furnish it to, the SEC on their website located at www.sec.gov. The contents of our website are not incorporated into this Annual Report on Form 10-K, and our reference to the URL for our website is intended to be an inactive textual reference only. The information contained on, or that can be accessed through, our website is not a part of this Annual Report on Form 10-K.

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

Risk Factor Summary

We are providing the following summary of the risk factors contained in this Annual Report on Form 10-K to enhance the readability and accessibility of our risk factor disclosures. We encourage you to carefully review the full risk factors contained in this Annual Report on Form 10-K in their entirety for additional information regarding the material.

●	If we continue to execute our current development strategy, we will need additional financing to fund our operations in the future. If we are unable to obtain additional financing on acceptable terms, we will need to curtail or cease our development plans and operations.
●	Our ongoing viability as a company depends on our ability to successfully develop and commercialize our licensed technology. If the CRE License were terminated, we may be required to cease operations.
●	We rely on independent third-party contract research organizations to perform clinical and non-clinical studies of our drug candidate and to perform other research and development services.
●	We have relied on the representations and materials provided by CRE, including scientific, peer-reviewed and non-peer reviewed publications, abstracts, slides, internal documents, verbal communications, patents and related patent filings, with respect to the results of its research related to our proposed products.
●	We have a limited operating history upon which investors can evaluate our future prospects.
●	The commencement and completion of clinical trials can be delayed or prevented for a number of reasons, including, but not limited to, reasons related to the business, the economy and industry and government regulations.
●	Data from our Bryostatin-1 Phase 2 clinical trial, from our confirmatory Phase 2 clinical trial and our expanded Phase 2 clinical trial may be subject to differing interpretations, and regulatory agencies, medical and scientific experts and others may not share the Company’s views of the data.
●	We have not generated any revenues since our inception and we do not expect to generate revenue for the foreseeable future. If we do not generate revenues and achieve and sustain profitability, we will likely need to curtail or cease our development plans and operations.
●	We are dependent on Dr. Alan Tuchman, M.D., our Chief Executive Officer, for the successful execution of our business plan. The loss of Dr. Tuchman or other key members of our management team could have a material adverse effect on our business prospects.
●	We may not be able to protect our trade secrets and other unpatented proprietary technologies, which could give our competitors an advantage over us.
●	We are partly dependent upon the NCI to supply bryostatin for our clinical trials.

●	We expect to rely on third parties to manufacture our proposed products and, as a result, we may not be able to control our product development or commercialization.
●	We may rely on third parties for marketing and sales and our revenue prospects may depend on their efforts.
●	If our products are not accepted by patients, the medical community or health insurance companies, our business prospects will suffer.
●	The branded prescription segment of the pharmaceutical industry in which we operate is competitive, and we are particularly subject to the risks of such competition.
●	A successful liability claim, such as a clinical trial liability claim, against us could have a material adverse effect on our financial condition even with such insurance coverage.
●	Disruptions in federal government operations or extended government shutdowns may negatively impact our business.
●	Our business and operations would suffer in the event of computer system failures.
●	COVID-19 or another pandemic, epidemic or outbreak of an infectious disease may materially and adversely affect our business and our financial results.
●	Failure to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could materially and adversely affect us.
●	In connection with our separation from Neurotrope, we have agreed to indemnify Neurotrope for certain liabilities which could negatively impact our financial positions.
●	Increasing scrutiny and evolving expectations from customers, regulators, investors, and other stakeholders with respect to our environmental, social and governance (ESG) practices may impose additional costs on us or expose us to new or additional risks.
●	We are subject to risks related to corporate and social responsibility and reputation.
●	Our Common Stock has only recently become traded on the Nasdaq Capital Market, and the market price of our common stock has been volatile.
●	The requirement that we redeem the Series B Preferred Stock (as defined below) in cash could adversely affect our business plan, liquidity, financial condition, and results of operations.
●	The terms of the Series B Preferred Stock could limit our growth and our ability to finance our operations, fund our capital needs, respond to changing conditions and engage in other business activities that may be in our best interests.
●	If our shares of Common Stock become subject to the penny stock rules, it would become more difficult to trade our shares.
●	A significant number of our shares of Common Stock are or will be eligible for future sale, which may cause the market price for our Common Stock to decline.
●	We do not expect to pay any cash dividends for the foreseeable future.
●	Provisions in our certificate of incorporation, our bylaws or Delaware law might discourage, delay or prevent a change in control of our company or changes in our management and, therefore, depress the trading price of our Common Stock.

●	We have identified material weaknesses in our internal control over financial reporting, which could negatively impact on our ability to report our results of operations and financial condition accurately and in a timely manner.
●	You may experience dilution of your ownership interests because of the future issuance of additional shares of our Common Stock. Further, we may obtain additional capital through the issuance of preferred stock, which may limit your rights as a holder of our Common Stock.
●	We are an “emerging growth company,” and the reduced disclosure requirements applicable to emerging growth companies may make our common stock less attractive to investors.

Risks Related to Our Business and Financial Condition

If we continue to execute our current development strategy, we will need additional financing to fund our operations in the future. If we are unable to obtain additional financing on acceptable terms, we will need to curtail or cease our development plans and operations.

As of December 31, 2022, we had approximately $37.5 million of available cash and cash equivalents.  Our cash position is expected to be sufficient for at least the next 12 months, including the remaining costs of our ongoing Phase 2 clinical trial and other current development projects, from the date hereof as we continue to determine how to proceed with the current development programs. While we anticipate our current cash resources on hand will be sufficient to sustain operations and to fund our current, follow-on clinical trial, we do not have sufficient capital to complete such planned follow-on or all necessary clinical trials in order to have a product approvable for commercial sale. As a result, we will need to raise additional capital and/or obtain a strategic partner to facilitate our development program and bringing a product to market.

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

We are principally focused on developing a drug, Bryostatin-1, for the treatment of AD and other diseases, which is still in the clinical testing stage and has not yet been fully developed. Our potential success is highly uncertain since Bryostatin-1 did not achieve statistical significance on the primary endpoint, in its Phase 2 of development. On December 16, 2022, we announced that an extended confirmatory Phase 2 study of Bryostatin-1 in moderate to severe AD (Study #204) did not achieve statistical significance on the primary endpoint, which was change from baseline to week 13 in the SIB total score assessment obtained after completion of the second seven-dose course of treatment (week 28 of trial). Our other product candidates (use of Bryostatin-1 to treat Niemann Pick Type-C and Fragile X Syndrome) are earlier in their development cycles. Bryostatin-1 is also subject to regulatory approval. Our potential success depends upon our ability to raise more capital, complete development of and successfully commercialize Bryostatin-1 in a timely manner for the treatment of AD or other diseases. We must develop Bryostatin-1, successfully test it for safety and efficacy in the targeted patient population, and manufacture the finished dosage form on a commercial scale to meet regulatory standards and receive regulatory approvals. The development and commercialization process is both time-consuming and costly, and involves a high degree of business risk. Bryostatin-1 is still at an early stage in its product development cycle, and any follow-on product candidates are still at the concept stage. The results of pre-clinical and clinical testing of our product candidates are uncertain and we cannot assure anybody that we will be able to obtain regulatory approvals of our product candidates. If obtained, regulatory approval may take longer or be more expensive than anticipated. Furthermore, even if regulatory approvals are obtained, our products may not perform as we expect and we may not be able to successfully and profitably produce and market any products. Delays in any part of the process or our inability to obtain regulatory approval of our products could adversely affect our future operating results by restricting (or even prohibiting) the introduction and sale of our products.

If the CRE License were terminated, we may be required to cease operations.

Our rights to develop, commercialize and sell certain of our proposed products, including Bryostatin-1, is, in part, dependent upon the CRE License. CRE has the right to terminate this agreement after 30 days prior notice in certain circumstances, including if we were to materially breach any provisions of the agreement after a 60-day cure period for breaches that are capable of being cured, in the event of certain bankruptcy or insolvency proceedings. Additionally, the CRE License provides that the license may not be assigned, including by means of a change of control of the Company, or sublicensed without the consent of CRE. If the CRE License were terminated, we would lose rights to a substantial portion of the intellectual property currently being developed by us and no longer have the rights to develop, commercialize and sell some of our proposed products. As a result, we may be required to cease operations under such circumstance.

We rely on independent third-party contract research organizations to perform clinical and non-clinical studies of our drug candidate and to perform other research and development services.

The CRE License requires us to use CRE to provide research and development services and other scientific assistance and support services, including clinical trials, under certain conditions. The CRE License limits our ability to make certain decisions, including those relating to our drug candidate, without CRE’s consent. Under certain conditions, we may, however, also rely on independent third-party contract research organizations (“CROs”), to perform clinical and non-clinical studies of our drug candidate. We have previously entered into services agreements with WCT relating to our clinical trials of Bryostatin-1. Many important aspects of the services that may be performed for us by CROs are out of our direct control. Nevertheless, we are responsible for ensuring that each clinical trial we sponsor is conducted in accordance with the applicable protocol, legal and regulatory requirements and scientific standards, and our reliance on third parties does not relieve us of our regulatory responsibilities. We and these third parties are required to comply with GCP requirements, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for product candidates in clinical development. Regulatory authorities enforce these GCP requirements through periodic inspections of trial sponsors, clinical investigators and clinical trial sites. If we or any of these third parties fail to comply with applicable GCP requirements, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to suspend or terminate these trials or perform additional nonclinical studies or clinical trials before approving our marketing applications. If there were to be any dispute or disruption in our relationship with such CROs, including WCT, the development of our drug candidate may be delayed. Moreover, in our regulatory submissions, we would expect to rely on the quality and validity of the clinical work performed by our CROs. If any of our CROs’ processes, methodologies or results were determined to be invalid or inadequate, our own clinical data and results and related regulatory approvals could be materially adversely impacted.

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

Our drug product candidate, Bryostatin-1, is in an early development stage and we are subject to all of the risks inherent in the establishment of a new business enterprise. While development of our product candidates was started in 1999 by CRE, we were incorporated on October 31, 2012 and on that same date entered into the Technology License and Services Agreement with CRE and NRV II, LLC for the continuing development and commercialization of our product candidates. Our proposed products are currently in the research and development stage and we have not generated any revenues, nor do we expect our products to generate revenues for the near term, if ever. As a result, any investment in our securities must be evaluated in light of the potential problems, delays, uncertainties and complications encountered in connection with a newly established pharmaceutical development business. The risks include, but are not limited to, the possibilities that any or all of our potential products will be found to be unsafe, ineffective or, that the products once developed, although effective, are not economical to market; that our competitors hold proprietary rights that preclude us from marketing such products; that our competitors market a superior or equivalent product; or the failure to receive necessary regulatory clearances for our proposed products. To achieve profitable operations, we must successfully develop, obtain regulatory approval for, introduce and successfully market, sell or license at a profit, product candidates that are currently in the research and development phase. We only have one product candidate in clinical development, i.e., Bryostatin-1 to treat AD. On December 16, 2022, we announced that an extended confirmatory Phase 2 study of Bryostatin-1 in moderate to severe AD (Study #204) did not achieve statistical significance on the primary endpoint, which was change from baseline to Week 13 in the SIB total score assessment obtained after completion of the second seven-dose course of treatment (week 28 of trial). We are currently evaluating the data and determining next steps with the development of Bryostatin-1 for AD as well as for other potential indications. No assurance can be given that our research and development efforts will be successful, that required regulatory approvals will be obtained, that any of our candidates will be safe and effective, that any products, if developed and introduced, will be successfully marketed, sold or licensed or achieve market acceptance or that products will be marketed at prices necessary to generate profits. Failure to successfully develop, obtain regulatory approvals for, or introduce and market, sell or license our products would have material adverse effects on our business prospects, financial condition and results of operations.

If we do not obtain the necessary regulatory approvals in the United States and/or other countries, we will not be able to sell our drug candidates.

We cannot assure you that we will receive the approvals necessary to commercialize Bryostatin-1, or any other potential drug candidates we acquire or attempt to develop in the future. We will need approval from the FDA to commercialize our drug candidates in the United States and approvals from similar regulatory authorities in foreign jurisdictions to commercialize our drug candidates in those jurisdictions. In order to obtain FDA approval of Bryostatin-1 or any other drug candidate for the treatment of AD or any other indication, we must submit first an IND application and then an NDA to the FDA, demonstrating that the drug candidate is safe, pure and potent, and effective for its intended use. This demonstration requires significant research including completion of clinical trials. Satisfaction of the FDA’s regulatory requirements typically takes many years, depending upon the type, complexity and novelty of the drug candidate and requires substantial resources for research, development and testing. We cannot predict whether our clinical trials will demonstrate the safety and efficacy of our drug candidates or if the results of any clinical trials will be sufficient to advance to the next phase of development or for approval from the FDA. We also cannot predict whether our research and clinical approaches will result in drugs or therapeutics that the FDA considers safe and effective for the proposed indications. The FDA has substantial discretion in the drug approval process. The approval process may be delayed by changes in government regulation, future legislation or administrative action or changes in FDA policy that occur prior to or during our regulatory review. Delays in obtaining regulatory approvals may prevent or delay commercialization of, and our ability to derive revenues from, our drug candidates and diminish any competitive advantages that we may otherwise believe that we hold. Even if we comply with all FDA requests, the FDA may ultimately reject one or more of our applications. We may never obtain regulatory clearance for any of our drug candidates. Failure to obtain FDA approval of our drug candidates will leave us without a saleable product and therefore without any source of revenues. In addition, the FDA may require us to conduct additional clinical testing or to perform post-marketing studies, as a condition to granting marketing approval of a drug product or permit continued marketing, if previously approved. If conditional marketing approval is obtained, the results generated after approval could result in loss of marketing approval, changes in product labeling, and/or new or increased concerns about the side effects or efficacy of a product. The FDA has significant post-market authority, including the explicit authority to require post-market studies and clinical trials, labeling changes based on new safety information and compliance with FDA-approved risk evaluation and mitigation strategies. The FDA’s exercise of its authority has in some cases resulted, and in the future could result, in delays or increased costs during product development, clinical trials and regulatory review, increased costs to comply with additional post-approval regulatory requirements and potential restrictions on sales of approved drugs. In foreign jurisdictions, the regulatory approval processes generally include the same or similar risks as those associated with the FDA approval procedures described above.

We cannot assure you that we will receive the approvals necessary to commercialize our drug candidates for sale either within or outside the United States.

The commencement and completion of clinical trials can be delayed or prevented for a number of reasons.

On December 16, 2022, we issued a press release announcing that the expanded confirmatory Phase 2 study of Bryostatin-1 in moderate to severe AD did not achieve statistical significance on the primary endpoint. On March 7, 2023, we announced results of our analysis of secondary endpoints and post hoc analysis from our Phase 2 study of Bryostatin-1. In the secondary endpoint analysis, changes from baseline at Weeks 9, 20, 24, 30, and 42 in the SIB (Severe Impairment Battery) total score were not statistically significant in the total patient population, and no pre-specified secondary endpoints were met with statistical significance in the low-to-moderately severe AD patient stratum. However, nearly all pre-specified secondary endpoints in the most advanced and severe AD (MMSE: 10-14) patient population, with baseline MMSE-2 (Mini-Mental State Examination, 2nd Edition) scores of 10-14, were achieved with statistical significance (p = <0.05, 2-tailed). Data also showed statistical significance in exploratory secondary endpoints for the MMSE-2 10-14 stratum, and post hoc analysis was positive. We are planning to present the totality of the clinical data for Bryostatin-1 upon trial completion. We are continuing to determine how to proceed with respect to our current development programs for Bryostatin-1. Drug development is a long, expensive and uncertain process, and delay or failure can occur at any stage of any of our clinical trials. Clinical trials can be delayed or prevented for a number of reasons, including:

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

●	failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols;
●	inspection of the clinical trial operations or trial sites by the FDA or other regulatory authorities;
●	unforeseen issues, including unexpected serious adverse events associated with a product candidate, or lack of effectiveness or any determination that a clinical trial presents unacceptable health risks;
●	lack of adequate funding to continue the clinical trial due to unforeseen costs or other business decisions; and
●	upon a breach or pursuant to the terms of any agreement with, or for any other reason by, current or future collaborators that have responsibility for the clinical development of any of our product candidates.

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

Data from our Bryostatin-1 Phase 2 clinical trial, from our confirmatory Phase 2 clinical trial and our expanded Phase 2 clinical trial may be subject to differing interpretations, and regulatory agencies, medical and scientific experts and others may not share the Company’s views of the data.

On May 1, 2017, we reported topline results from our Phase 2 clinical trial of Bryostatin-1 for the treatment of moderate to severe AD. In January 2018, we reported the secondary analysis of data from the Phase 2 clinical trial. Further, on September 9, 2019, we reported topline results from our confirmatory Phase 2 clinical trial. On January 22, 2020, we reported additional analysis in connection with the confirmatory Phase 2 clinical trial. On December 16, 2022, we announced that an extended confirmatory Phase 2 study of Bryostatin-1 in moderate to severe AD (Study #204) did not achieve statistical significance on the primary endpoint, which was change from baseline to Week 13 in the SIB total score assessment obtained after completion of the second seven-dose course of treatment (week 28 of trial). We are currently evaluating the data and determining next steps with the development of Bryostatin-1 for AD as well as for other potential indications. Further analyses of the Phase 2 data and confirmatory Phase 2 data may lead to different interpretations of the respective data than the analyses conducted to date and/or may identify important implications of the Phase 2 data, Phase 2 confirmatory data and Phase 2 extended confirmatory trial, respectively, that are not currently known. Topline data are subject to audit and verification procedures that may result in the final data being materially different from the data we previously published. As a result, any topline data should be viewed with caution until the final data are available. In addition, clinical trial data are subject to differing interpretations, and regulatory agencies, medical and scientific experts and others may not share our views of the data. There can be no assurance that the clinical program for Bryostatin-1 will be successful in demonstrating safety and/or efficacy that we will not encounter problems or delays in clinical development, or that Bryostatin-1 will ever receive regulatory approval or be successfully commercialized.

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

We compete with many companies, research institutes, hospitals, governments and universities that are working to develop products and processes to treat or diagnose AD. We believe that others are doing research on Fragile X syndrome and Niemann Pick disease. Many of these entities have substantially greater financial, technical, manufacturing, marketing, distribution and other resources than we do. However, there has been a limited number of new product introductions in the last 20 years for the treatment of AD symptoms in patients who begin exhibiting the memory and cognitive disorders associated with the disease. All of the products introduced to date for the treatment of AD have yielded negative or marginal results with little effect on the progression of AD and no improvement in the memory or cognitive performance of the patients receiving these therapies. The absolute determination of AD in patients is currently achieved only upon autopsy. We believe we are the only company currently pursuing PKC ε activation as a mechanism to treat AD and neurodegenerative diseases. Although we believe that we have no direct competitors working in this same field on product candidates using the same mechanism of action, we cannot provide assurance that our competitors will not discover compounds or processes that may be competitive with our products and introduce such products or processes before us.

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

Reforms in the healthcare industry and the uncertainty associated with pharmaceutical and laboratory test pricing, reimbursement and related matters could adversely affect the marketing, pricing and demand for our products.

Public and private entities are seeking ways to reduce or contain increasing healthcare costs. All generic pharmaceutical manufacturers whose products are covered by the Medicaid program are required to rebate to each state a percentage of their “average manufacturer price” for the products in question. The extension of prescription drug coverage to all Medicare recipients was approved by Congress several years ago. Numerous other proposals to curb rising pharmaceutical prices have also been enacted by or otherwise introduced or proposed in Congress and in some state legislatures. We cannot predict the nature of the measures that may be adopted or their effect on our competitive position. Our ability to market our products depends, in part, on reimbursement levels for them and related treatment established by healthcare providers, private health insurers and other organizations, including health maintenance organizations and managed care organizations. In the event that governmental authorities enact additional legislation or adopt regulations that affect third party coverage and reimbursement, demand for our products may be reduced, which may materially adversely affect our business prospects, financial condition and results of operations.

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

Our employees, independent contractors, principal investigators, contract research organizations, consultants or vendors may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.

We are exposed to the risk that our employees, independent contractors, principal investigators, contract research organizations, consultants or vendors may engage in fraudulent or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct or disclosure of unauthorized activities to us that violates: FDA regulations, including those laws requiring the reporting of true, complete and accurate information to the FDA; manufacturing standards; federal and state healthcare fraud and abuse laws and regulations; or laws that require the true, complete and accurate reporting of financial information or data. In addition, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Activities subject to these laws also involve the improper use or misrepresentation of information obtained in the course of clinical trials or creating fraudulent data in our nonclinical studies or clinical trials, which could result in regulatory sanctions and serious harm to our reputation.

It is not always possible to identify and deter misconduct by our employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. Additionally, we are subject to the risk that a person could allege such fraud or other misconduct, even if none occurred. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished potential profits and future earnings, and curtailment of our operations, any of which could adversely affect our business, financial condition, results of operations or prospects.

Risks Relating to our Common Stock and the Securities Market

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

If we fail to meet the continued listing standards of Nasdaq, our common stock may be delisted, which may adversely affect the market price and liquidity of our common stock.

Our common stock is currently traded on the Nasdaq Capital Market (“Nasdaq”). Nasdaq requires us to meet certain financial, public float, bid price and liquidity standards on an ongoing basis in order to continue the listing of our common stock, including that we maintain a minimum closing bid price of $1.00 per share. There can be no assurance that we will be able to maintain compliance with the requirements for continued listing of our common stock on Nasdaq. If our common stock is delisted and we are unable to list our common stock on another U.S. national securities exchange, we expect our securities would be quoted on an over-the-counter market. If this were to occur, our stockholders could face significant material adverse consequences, including limited availability of market quotations for our common stock and reduced liquidity for the trading of our securities. Furthermore, if our common stock were delisted it could adversely affect our ability to obtain financing for the continuation of our operations and/or result in the loss of confidence by investors, customers, suppliers and employees.

The requirement that we redeem the Series B Preferred Stock in cash could adversely affect our business plan, liquidity, financial condition, and results of operations.

If not converted, we are required to redeem some or all of the outstanding shares of Series B Preferred Stock for cash under certain circumstances. These obligations could have important consequences on our business. In particular, they could:

•limit our flexibility in planning for, or reacting to, changes in our businesses and the industries in which we operate;

•increase our vulnerability to general adverse economic and industry conditions; and

•place us at a competitive disadvantage compared to our competitors.

No assurances can be given that we will be successful in making the required payments to the holders of the Series B Preferred Stock or that we will be able to comply with the financial or other covenants contained in the Certificate of Designations for the Series B Preferred Stock, as amended by the amendment to the certificate of designations for the Series B Preferred Stock (as amended, the “Certificate of Designations”). If we are unable to make the required cash payments or otherwise comply with the Certificate of Designations:

•dividends will accrue on the Series B Preferred Stock at 15% per annum;

•the holders of the Series B Preferred Stock could foreclose against our assets; and/or

•we could be forced into bankruptcy or liquidation.

The terms of the Series B Preferred Stock could limit our growth and our ability to finance our operations, fund our capital needs, respond to changing conditions and engage in other business activities that may be in our best interests.

The Certificate of Designations contains a number of affirmative and negative covenants regarding matters such as the payment of dividends, maintenance of our properties and assets, transactions with affiliates, and our ability to issue other indebtedness.

Our ability to comply with these covenants may be adversely affected by events beyond our control, and we cannot assure you that we can maintain compliance with these covenants. The financial covenants could limit our ability to make needed expenditures or otherwise conduct necessary or desirable business activities.

A significant number of our shares of Common Stock are or will be eligible for future sale, which may cause the market price for our Common Stock to decline.

As of December 31, 2022, we had an aggregate of 7,267,032 shares of Common Stock outstanding. Except for 60,852 shares, all of those shares are freely tradable without restriction or registration under the Securities Act of 1933, as amended (the “Securities Act”).

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

On November 17, 2022, we entered into a Securities Purchase Agreement (the “November Purchase Agreement”) with certain accredited investors (the “November Investors”), pursuant to which we agreed to sell to the November Investors (i) an aggregate of 15,000 shares of the Company’s newly-designated Series B convertible preferred stock with a stated value of $1,000 per share (the “Series B Preferred Stock”), initially convertible into up to 1,935,485 shares of Common Stock (the “Preferred Shares”) at an initial conversion price of $7.75 per share (the “Conversion Price”), and (ii) warrants (including those issued to the Placement Agent) to acquire up to an aggregate of 1,993,549 shares of Common Stock (the “November Warrants”) (collectively, the “November Private Placement”). The Conversion Price of the Series B Preferred Stock is subject to customary adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustment in the event of any issuances of Common Stock, or securities convertible, exercisable or exchangeable for Common Stock, at a price below the then applicable Conversion Price (subject to certain exceptions). We are required to redeem the Preferred Shares in 15 equal monthly installments, commencing on June 1, 2023. The amortization payments due upon such redemption are payable, at our election, in cash, or subject to certain limitations, in shares of Common Stock valued at the lower of (i) the conversion price then in effect and (ii) the greater of (A) a 15% discount to the average of the three lowest closing prices of the Company’s common stock during the thirty trading day period immediately prior to the date the amortization payment is due or (B) the lower of $1.25 and 20% of the Minimum Price (as defined in Rule 5635 of the Rule of the Nasdaq Stock Market) on the date of receipt of Nasdaq Stockholder Approval (as defined below); provided that if the amount set forth in clause B is the lowest effective price, we will be required to pay the amortization payment in cash. In certain situations, we may require holders to convert their Series B Preferred Stock into Preferred Shares. Further, the holders of the Series B Preferred Stock are entitled to dividends of 7% per annum, compounded monthly, which is payable in cash or shares of Common Stock at our option. To the extent the number of shares of Common Stock issued in connection with the November Private Placement is greater than anticipated, the market price of our Common Stock could decline further.

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

Item 1B.Unresolved Staff Comments.

None.

Item 2.Properties.

Our principal executive offices are currently located at 1185 Avenue of the Americas, 3rd Floor, New York, New York 10036, where we lease approximately 300 square feet of general office space for a total cost of approximately $5,000 per month. The lease for this office space expires on June 30, 2023 and is renewable for successive one year terms. We believe that our facilities are suitable and adequate for our needs for the foreseeable future. We also lease 1,100 square feet of laboratory space for limited research and development use in North Bethesda, Maryland. The lease on our laboratory space has a term expires on November 30, 2023 and has a fixed rent of $4,200 per month.

Item 3.Legal Proceedings.

There are no legal proceedings against the Company and the Company is unaware of any such proceedings contemplated against it.

Item 4.Mine Safety Disclosures.

Not applicable.

PART II

Item 5.Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders

Our Common Stock is listed on the Nasdaq Capital Market under the symbol “SNPX.” On March 17, 2023, the last reported sale price of our Common Stock was $0.8344 per share.

As of March 15, 2023, we had 7,355,371 shares of our Common Stock issued and outstanding held by approximately 197 stockholders of record, based on information provided by our transfer agent. To date, we have not paid dividends on our Common Stock.

Unregistered Sales of Securities

On October 7, 2022, we issued 6,878 restricted shares of our common stock and warrants to purchase 4,659 shares of our common stock, with an exercise price of $14.54 per share, to Sherwood Ventures, LLC, our investor relations consultant.

On November 7, 2022, we issued 7,092 restricted shares of our common stock and warrants to purchase 4,795 shares of our common stock, with an exercise price of $14.10 per share, to Sherwood Ventures, LLC, our investor relations consultant.

On December 7, 2022, we issued 893 restricted shares of our common stock to Neil Cataldi, our investor relations consultant.

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

Explanatory Note

On May 17, 2020, Neurotrope, Inc. (Neurotrope or Parent) announced plans for the complete legal and structural separation of us from Neurotrope, also known as the Spin-Off. Under the Separation and Distribution Agreement, Neurotrope distributed all of its equity interest in us to Neurotrope’s stockholders. Following the Spin-Off, Neurotrope does not own any equity interest in us, and we operate independently from Neurotrope. Neurotrope Bioscience, Inc. was a wholly-owned subsidiary of Neurotrope prior to the completion of the Spin-Off on December 7, 2020 (see below for description of Spin-Off). Neurotrope Bioscience, Inc. represented substantially all the business of Neurotrope.

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

Basis of Presentation

The audited financial statements for the fiscal years ended December 31, 2022 and 2021 include a summary of our significant accounting policies and should be read in conjunction with the discussion below and our financial statements and related notes included elsewhere in this Annual Report of Form 10-K. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included in the financial statements. All such adjustments are of a normal recurring nature.

Overview

We are a biopharmaceutical company with product candidates in pre-clinical and clinical development. We began operations in October 2012. We are principally focused on developing a product platform based upon a drug candidate called Bryostatin-1 for the treatment of Alzheimer’s disease, which is in the clinical testing stage. We are also evaluating Bryostatin-1 for other neurodegenerative or cognitive diseases and dysfunctions, such as Fragile X syndrome, MS, and Niemann-Pick Type C disease, which have undergone pre-clinical testing. On December 16, 2022, we announced that an extended confirmatory Phase 2 study of Bryostatin-1 in moderate to severe AD (Study #204) did not achieve statistical significance on the primary endpoint, which was change from baseline to Week 13 in the SIB total score assessment obtained after completion of the second seven-dose course of treatment (week 28 of trial). We are currently evaluating the data and determining next steps with the development of Bryostatin-1 for AD as well as for other potential indications.

We are a party to a technology license and services agreement with the original Blanchette Rockefeller Neurosciences Institute (which has been known as Cognitive Research Enterprises, Inc. since October 2016), and its affiliate NRV II, LLC, which we collectively refer to herein as “CRE,” pursuant to which we now have an exclusive non-transferable license to certain patents and technologies required to develop our proposed products. We were formed for the primary purpose of commercializing the technologies initially developed by BRNI for therapeutic applications for AD or other cognitive dysfunctions. These technologies have been under development by BRNI since 1999 and, until March 2013, had been financed through funding from a variety of non-investor sources (which include not-for-profit foundations, the NIH, which is part of the U.S. Department of Health and Human Services, and individual philanthropists). From March 2013 forward, development of the licensed technology has been funded principally through us in collaboration with CRE.

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

In connection with the June Offering, pursuant to an Engagement Agreement, dated June 14, 2021 (the “June Engagement Agreement”), between the Company and Katalyst Securities LLC (the “June Placement Agent”), we paid the June Placement Agent (i) a cash fee equal to ten percent (10%) of the gross proceeds from the sale of securities in the June Offering sold to June Purchasers introduced by the June Placement Agent and (ii) 152,378 warrants to purchase shares of Common Stock equal to ten percent (10%) of the number of shares of Common Stock sold to June Purchasers introduced by the June Placement Agent, with an exercise price of $7.547 per share and a five-year term (the “June Broker Warrants”). Furthermore, we agreed to pay the June Placement Agent a warrant exercise fee equal to ten percent (10%) of the aggregate exercise price that is paid in connection with each exercise, if any, of the Warrants initially held by Purchasers introduced by the June Placement Agent. The June Placement Agent was also entitled to the foregoing fees with respect to any future financing or capital-raising transaction by us (a “Subsequent Financing”), to the extent such financing or capital is provided to us by investors whom the June Placement Agent had introduced to us, in the event such Subsequent Financing is consummated within eighteen (18) months following the closing of the June Offering.

November 2022 Private Placement

On November 17, 2022, we entered into the November Purchase Agreement with the November Investors, pursuant to which we agreed to sell to the November Investors (i) an aggregate of 15,000 shares of Series B Preferred Stock and (ii) November Warrants to acquire up to an aggregate of 1,935,485 shares of Common Stock. We received total gross proceeds of approximately $15 million from the November Private Placement.

The terms of the Series B Preferred Stock are as set forth in the Certificate of Designations. The Series B Preferred Stock will be convertible into Preferred Shares at the election of the holder at any time at the Conversion Price. The Conversion Price is subject to customary adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustment in the event of any issuances of Common Stock, or securities convertible, exercisable or exchangeable for Common Stock, at a price below the then-applicable Conversion Price (subject to certain exceptions). We will be required to redeem the Series B Preferred Stock in 15 equal monthly installments, commencing on June 1, 2023. The amortization payments due upon such redemption are payable, at our election, in cash, or subject to certain limitations, in shares of Common Stock valued at the lower of (i) the Conversion Price then in effect and (ii) the greater of (A) a 15% discount to the average of the three lowest closing prices of the Common Stock during the thirty trading day period immediately prior to the date the amortization payment is due or (B) the lower of $1.25 and 20% of the Minimum Price (as defined in Rule 5635 of the Rule of the Nasdaq Stock Market) on the date of receipt of Nasdaq Stockholder Approval (as defined below); provided that if the amount set forth in clause B is the lowest effective price, we will be required to pay the amortization payment in cash. We may require holders to convert their Series B Preferred Stock into Preferred Shares if the closing price of the Common Stock exceeds $11.625 per share for 20 consecutive trading days and the daily trading volume of the Common Stock exceeds 100,000 shares per day during the same period and certain equity conditions described in the Certificate of Designations are satisfied.

The holders of the Series B Preferred Stock are entitled to dividends of 7% per annum, compounded monthly, which are payable in cash or shares of Common Stock at our option, in accordance with the terms of the Certificate of Designations. Upon the occurrence and during the continuance of a Triggering Event (as defined in the Certificate of Designations), the Series B Preferred Stock will accrue dividends at the rate of 15% per annum. Upon conversion or redemption, the holders of the Series B Preferred Stock are also entitled to receive a dividend make-whole payment. The holders of Series B Preferred Stock have no voting rights on account of the Series B Preferred Stock, other than with respect to certain matters affecting the rights of the Series B Preferred Stock.

Notwithstanding the foregoing, our ability to settle conversions and make amortization and dividend make-whole payments using shares of Common Stock is subject to certain limitations set forth in the Certificate of Designations, including a limit on the number of shares that may be issued until the time, if any, that our stockholders have approved the issuance of more than 19.9% of our outstanding shares of Common Stock in accordance with Nasdaq listing standards (the “Nasdaq Stockholder Approval”). We agreed to seek stockholder approval of these matters at a meeting to be held no later than June 1, 2023. Further, the Certificate of Designations contains a certain beneficial ownership limitation after giving effect to the issuance of shares of Common Stock issuable upon conversion of, or as part of any amortization payment or dividend make-whole payment under, the Certificate of Designations or November Warrants.

The Certificate of Designations includes certain Triggering Events (as defined in the Certificate of Designations), including, among other things, the failure to file and maintain an effective registration statement covering the sale of the holder’s securities registrable pursuant to the November Registration Rights Agreement (defined below) and our failure to pay any amounts due to the holders of the Series B Preferred Stock when due. In connection with a Triggering Event, each holder of Series B Preferred Stock will be able to require us to redeem in cash any or all of the holder’s Series B Preferred Stock at a premium set forth in the Certificate of Designations.

We are subject to certain affirmative and negative covenants regarding the incurrence of indebtedness, acquisition and investment transactions, the existence of liens, the repayment of indebtedness, the payment of cash in respect of dividends (other than dividends pursuant to the Certificate of Designations), distributions or redemptions, and the transfer of assets, among other matters.

The November Warrants are exercisable for Warrant Shares immediately at an exercise price of $7.75 per share (the “Exercise Price”) and expire five years from the date of issuance. The Exercise Price is subject to customary adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustment, on a “full ratchet” basis, in the event of any issuances of Common Stock, or securities convertible, exercisable or exchangeable for Common Stock, at a price below the then-applicable Exercise Price (subject to certain exceptions).

In connection with the November Purchase Agreement, we and the November Investors entered into a Registration Rights Agreement (the “November Registration Rights Agreement”) on November 17, 2022. Under the terms of the November Registration Rights Agreement, we agreed to register 200% of the Preferred Shares, the Warrant Shares  and the shares of common stock issuable as amortization payments as well as any shares of common stock paid as dividends. We filed a registration statement for the resale of such securities on December 16, 2022. We intend to file an additional registration statement to give effect to the amendment to the certificate of designations for the Series B Preferred Stock. We also agreed to other customary obligations regarding registration, including indemnification and maintenance of the effectiveness of the registration statement.

In connection with the November Private Placement, pursuant to an Engagement Letter, between the Company and Katalyst Securities LLC (the “November Placement Agent”), the Company paid the November Placement Agent (i) a cash fee equal to 7% of the gross proceeds from any sale of securities in the November Private Placement and (ii) warrants to purchase shares of Common Stock equal to 3% of the number of shares of common stock that the Preferred Shares are initially convertible into, with an exercise price of $7.75 per share and a five-year term.

Reverse Stock Split

On May 19, 2021, we effected a 1-for-4 reverse stock split of our shares of Common Stock.  As a result of the reverse stock split, every four (4) shares of our pre-reverse split Common Stock was combined and reclassified into one share of Common Stock. All share and per share information herein has been adjusted to retrospectively reflect this reverse stock split.

Results of Most Recent Extended Confirmatory Phase 2 Clinical Trial

On July 23, 2020, we entered into the 2020 Services Agreement with WCT. The 2020 Services Agreement relates to services for our Phase 2 clinical study assessing the safety, tolerability and long-term efficacy of Bryostatin-1 in the treatment of moderately severe AD subjects not receiving memantine treatment. On January 22, 2022, the Company executed a change order with WCT to accelerate trial subject recruitment totaling approximately $1.4 million.  The updated total estimated budget for the services, including pass-through costs, is approximately $11.0 million. As previously disclosed, on January 22, 2020, we were granted a $2.7 million award from the NIH, which award is being used to support the 2020 Study, resulting in a current estimated net budgeted cost of the 2020 Study to us of $8.3 million. Of the $2.7 million grant, virtually all has been received as of February 22, 2022.

As of December 31, 2022, we incurred cumulative expenses of approximately $10.1 million associated with services provided by WCT and certain pass thru expenses incurred by WCT, which was offset by NIH reimbursements recognized of $2.7 million and, for the year ended December 31, 2022, we incurred expenses of approximately $3.4 million associated with services provided by WCT and certain pass thru expenses incurred by WCT.

On December 16, 2022, Synaptogenix issued a press release announcing that an extended confirmatory Phase 2 study of Bryostatin-1 in moderate to severe AD (Study #204) did not achieve statistical significance on the primary endpoint, which was change from baseline to Week 13 in the SIB total score assessment obtained after completion of the second seven-dose course of treatment (week 28 of trial). On March 7, 2023, we announced results of our analysis of secondary endpoints and post hoc analysis from our Phase 2 study of Bryostatin-1. In the secondary endpoint analysis, changes from baseline at Weeks 9, 20, 24, 30, and 42 in the SIB (Severe Impairment Battery) total score were not statistically significant in the total patient population, and no pre-specified secondary endpoints were met with statistical significance in the low-to-moderately severe AD patient stratum. However, nearly all pre-specified secondary endpoints in the most advanced and severe AD (MMSE: 10-14) patient population, with baseline MMSE-2 (Mini-Mental State Examination, 2nd Edition) scores of 10-14, were achieved with statistical significance (p = <0.05, 2-tailed). Data also showed statistical significance in exploratory secondary endpoints for the MMSE-2 10-14 stratum, and post hoc analysis was positive.

Open Label Dose Ranging Clinical Trial

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

Pursuant to the terms of the 2022 Services Agreement, WCT provided services to enroll approximately 12 2022 Study subjects. The first 2022 Study site was initiated during the third quarter of 2022. The total estimated budget for the services, including pass-through costs, is currently approximately $1.5 million. Either party may terminate the 2022 Services Agreement without cause upon ninety days prior written notice. Furthermore, in the event of a material breach by the other party, which breach is not cured by the breaching party, the other party may terminate the agreement upon 30 days’ prior written notice. The Company terminated the 2022 Services Agreement in December 2022.

The Company incurred approximately $1.4 million of cumulative expenses associated with the 2022 Study as of December 31, 2022. All of the expenses are reflected in the statement of operations for the year ended December 31, 2022. As of December 31, 2022, approximately $185,000 of WCT 2022 Study prepayments is included as a prepaid expense and other current assets in the Company’s balance sheet. In addition, approximately $123,000 is included in accounts payable and accrued expenses.

Other Development Projects

To the extent resources permit, we may pursue development of selected technology platforms with indications related to the treatment of various disorders, including neurodegenerative disorders such as AD, based on our currently licensed technology and/or technologies available from third party licensors or collaborators.

Nemours Agreement

On September 5, 2018, we announced a collaboration with Nemours, a premier U.S. children’s hospital, to initiate a clinical trial in children with Fragile X. In addition to the primary objective of safety and tolerability, measurements will be made of working memory, language and other functional aspects such as anxiety, repetitive behavior, executive functioning, and social behavior. On August 5, 2021, the Company announced its memorandum of understanding with Nemours A.I. DuPont Hospital (“Nemours”) to initiate a clinical trial using Bryostatin-1, under Orphan Drug Status, to treat Fragile X. The Company intends to provide the Bryostatin-1 drug product candidate and obtain the investigational new drug documentation (“IND”) and Nemours intends to provide the clinical site and attendant support for the trial. The Company and Nemours, jointly, will develop the trial protocol. The Company currently estimates its total trial and IND cost to be approximately $2 million, an increase of $1.3 million from our prior estimates based upon bringing in a third party to conduct our initial clinical trial. As of the end of the period covered by this annual report, the Company has incurred cumulative expenses associated with this agreement of approximately $100,000.

The Company has filed for an IND with the FDA. The FDA has placed the development of the IND on clinical hold pending completion of further analytics relating to drug pharmacokinetics and pharmacodynamics. The Company is currently evaluating its plans to advance Fragile X development.

Cleveland Clinic

On February 23, 2022, the Company announced its collaboration with the Cleveland Clinic to pursue possible treatments for MS.  The collaboration entails filing an IND and conducting initial clinical trials using Bryostatin-1. Future development work will be conducted pursuant to statements of work to be determined.

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

Results of Operations

Comparison of the years ended December 31, 2022 and 2021

The following table summarizes our results of operations for the years ended December 31, 2022 and 2021:

	Years ended
	December 31,		Dollar
	2022	2021	Change	% Change
Revenue	$—	$—	$—	0%
Operating Expenses:
Research and development expenses	$6,324,928	$4,336,414	$1,988,514	45.9%
General and administrative expenses	$9,810,068	$8,281,893	$1,528,175	18.5%
Other income (Expense), net	$10,561,039	$7,110	$10,553,929	148,437%
Net loss	$5,573,957	$12,611,197	$(7,037,240)	(55.8)%

Revenues

We did not generate any revenues for the years ended December 31, 2022 and 2021.

Operating Expenses

Overview

Total operating expenses for the year ended December 31, 2022 were $16,134,996 as compared to $12,618,307 for the year ended December 31, 2021, an increase of approximately 27.9%. The increase in total operating expenses is due to the increase in research and development and general and administrative expenses.

Research and Development Expenses

For the year ended December 31, 2022, we incurred $6,324,928 in research and development expenses as compared to $4,336,414 for the year ended December 31, 2021, an increase of approximately 45.9%. These expenses were incurred pursuant to developing Byrostatin-1, specifically expenses relating to our ongoing Phase 2 clinical trial for AD. Of these expenses, for the year ended December 31, 2022, $5,422,142 was incurred principally relating to our current confirmatory clinical trial and related storage of drug product, $327,908 for clinical consulting services, $29,999 of amortization of prepaid licensing fees relating to the Stanford and Mount Sinai license agreements, $69,608 for development of alternative drug supply with Stanford University and $475,271 of non-cash stock options compensation expense as compared to $3,276,465 for the year ended December 31, 2021, which includes an expense offset of $1,652,429 reimbursed pursuant to our NIH grant, was incurred principally relating to our confirmatory clinical trial and related storage of drug product, $299,178 for clinical consulting services, $30,001 of amortization of prepaid licensing fees relating to the Stanford and Mount Sinai license agreements, $60,731 for development of alternative drug supply with Stanford University and $670,039 of non-cash stock options compensation expense.

We expect our research and development expenses to substantially decrease in the short term, as our ongoing Phase 2 clinical trial for AD is coming to an end. Other development expenses might increase, as our resources permit, in order to advance our potential product candidates. We are continuing to determine how to proceed with respect to our other current development programs for Bryostatin-1.

General and Administrative Expenses

We incurred $9,810,068 and $8,281,893 of general and administrative expenses for the years ended December 31, 2022 and 2021, respectively, an increase of approximately 18.5%. Of the amounts for the year ended December 31, 2022, as compared to the comparable 2021 period: $1,670,242 was incurred primarily for wages, bonuses, vacation pay, severance, taxes and insurance, versus $1,765,502 for the 2021 comparable period; $678,903 was incurred for legal expenses, versus $662,921 for the 2021 comparable period; $1,022,713 was incurred for outside operations consulting services, versus $1,567,060 for the 2021 comparable period as, for the year ended December 31, 2021, we incurred additional non-cash expenses associated with warrant issuances for investment banking consulting services; $107,316 was incurred for travel expenses, versus $60,387 for the 2021 comparable period. Travel for 2022 returned to pre-pandemic levels; $755,760 was incurred for investor relations services, versus $301,410 for the 2021 comparable period as, for 2022, we incurred additional non-cash expenses relating to communications surrounding our clinical trial results; $178,545 was incurred for professional fees associated with auditing, financial, accounting and tax advisory services, versus $176,365 for the 2021 comparable period; $736,225 was incurred for insurance, versus $705,133 for the 2021 comparable period; $493,649 was incurred for franchise taxes, utilities, supplies, license fees, filing costs, rent, advertising and other, versus $430,770 for the 2021 comparable period; $898,023 of non-cash expenses reflect the allocated cost associated with our issuance of warrants, versus $0 for the 2021 comparable period; and $3,268,692 was recorded as non-cash stock options compensation expense, versus $2,612,345 for the 2021 comparable period.

Other Income / Expense

We recognized total other income of $10,561,039 for the year ended December 31, 2022, versus $7,110 for the year ended December 31, 2021. We earned $335,039 of interest income for the year ended December 31, 2022 as compared to $7,110 for the year ended December 31, 2021 on funds deposited in interest bearing money market accounts. The increase is primarily attributable to the increase in money market interest income rates for the year ended December 31, 2022 versus 2021. In addition, during the fourth quarter 2022, the Company recorded a decrease in fair value of warrant liability of $8,405,000 and a change in fair value of derivative liability of $1,821,000. These changes in fair value are based upon the revaluation of their related liabilities at year end versus the liabilities reflected at the time of the Company’s November Private Placement.

Net loss

We incurred losses of $5,573,957 and $12,611,197 for the years ended December 31, 2022 and 2021, respectively. The decreased loss was primarily attributable to the changes in fair value of warrant and derivative liabilities and increase in interest income offset by an increase in net research and development expenses associated with our ongoing Phase 2 confirmatory clinical trial and general and administrative expenses.

Financial Condition, Liquidity and Capital Resources

Cash and Working Capital

Since inception, we have incurred negative cash flows from operations. As of December 31, 2022, we had working capital of $37,272,851 as compared to working capital of $33,509,304 as of December 31, 2021. The $3,763,548 increase in working capital was primarily attributable to our November Private Placement resulting in net cash proceeds of approximately $13.9 million, cash proceeds from warrant exercises of approximately $553,000 million, offset by approximately $10.2 million from operating expenses.

We expect that our cash and cash equivalents of approximately $37.5 million as of December 31, 2022 will be sufficient to support our projected operating requirements for at least the next 12 months from the date of filing this Annual Report on Form 10-K, which would include the continuing development of Bryostatin-1, our novel drug candidate targeting the activation of PKC epsilon.

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

Sources and Uses of Liquidity

Prior to the Spin Off, we satisfied our operating cash requirements from transfers of cash from Neurotrope, which was raised by Neurotrope through the private placement of equity securities sold principally to outside investors. Following the Spin Off, we have satisfied our operating cash requirements through the private placements described above. We expect to continue to incur expenses, resulting in losses and negative cash flows from operations, over at least the next several years as we may continue to develop AD and other therapeutic products. We anticipate that this development may include clinical trials in addition to our current ongoing clinical trial and additional research and development expenditures.

	Years Ended December 31,
	2022	2021
Cash used in operating activities	$11,211,245	$8,710,725
Cash used in investing activities	7,414	3,199
Cash provided by financing activities	14,483,150	37,132,858

Net Cash Used in Operating Activities

Cash used in operating activities was $11,211,245 for the year ended December 31, 2022, compared to $8,710,725 for the year ended December 31, 2021. The $2,500,521 increase primarily resulted from the decrease in accounts payable and accrued expenses of approximately $1.2 million and changes in fair value of warrant and derivative liabilities of approximately $10.2 million offset by a decrease in net loss of approximately $7.0 million, an increase in non-cash stock-based compensation expenses of approximately $460,000 million, an increase in non-cash warrant issuance cost of approximately $0.9 million and a decrease in prepaid expenses of approximately $540,000 for the year ended December 31, 2022.

Net Cash Used in Investing Activities

Net cash used in investing activities was $7,414 for the year ended December 31, 2022 compared to $3,199 for the year ended December 31, 2021. The cash used in investing activities for both years was for capital expenditures.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $14,483,150 for the year ended December 31, 2022 compared to cash used in financing activities of $37,132,858 for the year ended December 31, 2021. The change in net cash provided by financing activities for 2022 and 2021 were principally the result of approximately $13.9 million of net proceeds from our private placement offering and approximately $553,000 in warrant exercises for 2022 and $23.7 million of net proceeds from our private placement offerings and $13.4 million from warrant exercises during 2021.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act, and are not required to provide the information required under this item.

Item 8.Financial Statements and Supplementary Data.

Our audited financial statements as of, and for the years ended December 31, 2022 and December 31, 2021 are included beginning on Page F-1 immediately following the signature page to this report. See Item 15 – “Exhibits and Financial Statement Schedules” for a list of the financial statements included herein.

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2022. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, because of certain weaknesses in internal control over financial reporting discussed below under “Management’s Report on Internal Control over Financial Reporting,” our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

As of December 31, 2022, our management, including our Chairman of the Board, principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in the 2013 Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, as of December 31, 2022, such internal controls and procedures were not effective. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that are considered to be material weaknesses. The matters involving internal controls and procedures that our management considered to be material weaknesses were:

1.	inadequate segregation of duties consistent with control objectives in the areas over certain user access controls; and
2.

ineffective processes over period end financial disclosure and reporting including documentation of GAAP disclosure and reporting reviews supporting the financial reporting process and changes to chart of accounts; and

3.

ineffective information technology (IT) general computing controls including lack of risk and design assessments such as IT security policies and procedures, user access, review and assessment of IT controls within third party contracts.

In addition, the Company noted a matter involving internal controls and procedures that our management considered to be a significant deficiency is: fair value calculations and controls around the use of specialists need to be designed to ensure that they are working effectively.

The material weaknesses and significant deficiency did not result in any identified misstatements to the financial statements and there were no changes to previously released financial results.

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

Item 9B.Other Information.

On March 17, 2023, we filed an amendment to the Certificate of Designations for the Series B Preferred Stock (the “CoD Amendment”) with the Secretary of State for the State of Delaware, pursuant to which we amended the terms of the Series B Preferred Stock by (i) revising the definition of “Floor Price” under the Certificate of Designations to reduce it to the lower of (A) $1.25 and (B) 20% of the Minimum Price (as defined in Rule 5635 of the Rule of the Nasdaq Stock Market) on the date of receipt of shareholder approval, thus adjusting the method of calculating the amortization payments to be made by us to the holders of the Series B Preferred Stock pursuant to the Certificate of Designations, (ii) extending the date of our first required amortization payments from April 1, 2023 to June 1, 2023, (iii) extending the date by which we must obtain stockholder approval (otherwise triggering a requirement for us to redeem Series B Preferred Stock at a potential premium) from March 1, 2023 to June 1, 2023, and (iv) extending the maturity date to August 31, 2024.

The foregoing description of the CoD Amendment does not purport to be complete and is qualified in its entirety by reference to the full text of the CoD Amendment, which is filed as Exhibit 3.5 to this Annual Report on Form 10-K and incorporated herein by reference.

Item 9C.Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

The following table lists the names, ages and positions of our executive officers as of March 15, 2023:

Name	Age	Position

Alan Tuchman, M.D.	76	Chief Executive Officer

Robert Weinstein	63	Chief Financial Officer, Secretary and Executive Vice President

Daniel L. Alkon, M.D.	80	President, Chief Scientific Officer

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

Robert Weinstein — Chief Financial Officer, Executive Vice President, Treasurer and Secretary.    Mr. Weinstein joined Neurotrope in June 2013 as its acting Chief Financial Officer and has continued to serve in that role for Synaptogenix following the Spin-Off. In addition, Mr. Weinstein performs work as a consultant for Petros Pharmaceuticals, Inc., which is the surviving company from the merger of Metuchen and Neurotrope. He has extensive accounting and finance experience, spanning more than 30 years, as a public accountant, investment banker, healthcare private equity fund principal and chief financial officer. From September 2011 to the present, Mr. Weinstein has been an independent consultant for several healthcare companies in the pharmaceutical and biotechnology industries. From March 2010 to August 2011, he was the Chief Financial Officer of Green Energy Management Services Holdings, Inc., an energy consulting company. From August 2007 to February 2010, Mr. Weinstein served as Chief Financial Officer of Xcorporeal, Inc., a development-stage medical device company which was sold in March 2010 to Fresenius Medical USA, the largest provider of dialysis equipment and services worldwide. Mr. Weinstein also serves as a member of the Board of Directors of Xwell, Inc. (Formerly XpresSpa Group, Inc.) (Nasdaq: XWEL), a health and wellness company whose core asset, XpresSpa, is a leading airport retailer of spa services and related health and wellness products and PharmaCyte Biotech, Inc. (Nasdaq: PMCB), a biotechnology company developing pharmaceutical products. Mr. Weinstein received his MBA degree in finance and international business from the University of Chicago Graduate School of Business, is a Certified Public Accountant (inactive), and received his BS degree in accounting from the State University of New York at Albany.

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

Board Structure and Directors

The below table sets forth information regarding our directors as of March 15, 2023:

Director	Age	Position	Date Named to Board of Directors
Joshua N. Silverman	52	Chairman of the Board of Directors	August 4, 2016
William S. Singer	82	Director; Vice-Chairman of the Board	August 23, 2013
Daniel L. Alkon, M.D.	80	Director	December 7, 2020
Bruce T. Bernstein	59	Director	November 14, 2016
Jonathan L. Schechter	49	Director	December 13, 2018
Alan J. Tuchman, M.D.	77	Director	December 7, 2020

Our Board is currently comprised of six members: Mr. Silverman, Mr. Singer, Mr. Bernstein, Mr. Schechter, Dr. Alkon and Dr. Tuchman.

The principal occupation and business experience during the past five years for our directors is as follows (other than our directors who are executive officers, whose principal occupation and business experience during the past five years is discussed above):

Joshua N. Silverman — Director, Chairman of the Board.    Mr. Silverman joined Neurotrope as a Director and Chairman of the Board in August 2016. Mr. Silverman currently serves as the managing member of Parkfield Funding LLC. Mr. Silverman has also served as Interim Chairman, Interim Chief Executive Officer and Interim President of PharmaCyte Biotech, Inc. (Nasdaq: PMCB) since October 2022 and as a director since August 2022. Mr. Silverman was the co-founder, and a principal and managing partner of Iroquois Capital Management, LLC (“Iroquois”), an investment advisory firm. Since its inception in 2003 until July 2016, Mr. Silverman served as co-chief investment officer of Iroquois. While at Iroquois, he designed and executed complex transactions, structuring and negotiating investments in both public and private companies and has often been called upon by the companies solve inefficiencies as they relate to corporate structure, cash flow, and management. From 2000 to 2003, Mr. Silverman served as co-chief investment officer of Vertical Ventures, LLC, a merchant bank. Prior to forming Iroquois, Mr. Silverman was a director of Joele Frank, a boutique consulting firm specializing in mergers and acquisitions. Previously, Mr. Silverman served as assistant press secretary to the president of the United States. In addition to Synaptogenix, Mr. Silverman currently serves as a director of AYRO, Inc., MYMD Pharmaceuticals, Inc.and Petros Pharmaceutical, Inc., all of which are public companies. He previously served as a director of Marker Therapeutics, Inc. from 2016 until 2018 and Protegenics Therapeutics, Inc. from 2016 to 2022. Mr. Silverman received his B.A. from Lehigh University in 1992. Mr. Silverman was chosen as Chairman of Synaptogenix because of his lengthy public company, finance and business experience.

William S. Singer — Director and Vice-Chairman of the Board of Directors.   Mr. Singer served as a Director and Vice-Chairman of the Board for Neurotrope since August 23, 2019. Mr. Singer served as President of CRE until April 26, 2016 and served on its board of directors. He was a partner in the Chicago office of the law firm of Kirkland & Ellis LLP from 1980 until 2006 and has been of counsel to that firm since that time, concentrating his practice on corporate, real estate, and legislative matters. He has been listed in Crain’s Who’s Who in Chicago Business in the 2000, 2001, 2002, 2003, and 2004 editions. Mr. Singer has been prominently active in Chicago public service, serving as an Alderman for several years and as a candidate for Mayoral office. Mr. Singer was chosen as a director of Synaptogenix because of his lengthy legal and public company experience.

Bruce T. Bernstein — Director.   Mr. Bernstein served as a Director for Neurotrope since November 14, 2016. Mr. Bernstein has over thirty years of experience in the securities industry, primarily as senior portfolio manager for two alternative finance funds as well as in trading and structuring of arbitrage strategies. Mr. Bernstein has served as President of Rockmore Capital, LLC since 2006, the manager of a direct investment and lending fund with peak assets under management of $140 million. Previously, he served as Co-President of Omicron Capital, LP, an investment firm based in New York, which he joined in 2001. Omicron Capital focused on direct investing and lending to public small cap companies and had peak assets under management of $260 million. Prior to joining Omicron Capital, Mr. Bernstein was with Fortis Investments Inc., where he was Senior Vice President in the bank’s Global Securities Arbitrage business unit, specializing in equity structured products and equity arbitrage and then President in charge of the bank’s proprietary investment business in the United States. Prior to Fortis, Mr. Bernstein was Director in the Equity Derivatives Group at Nomura Securities International specializing in cross-border tax arbitrage, domestic equity arbitrage and structured equity swaps. Mr. Bernstein started his career at Kidder Peabody, where he rose to the level of Assistant Treasurer. Mr. Bernstein also serves as a member of the Board of Directors of Xwell, Inc. (Formerly XpresSpa Holdings, Inc.) the leading airport spa company in the world, based in New York and Petros Pharmaceuticals, Inc. Mr. Bernstein is also a member of the board of Summit Digital Health, a laser based blood glucose monitor distributor, based in New Jersey. Mr. Bernstein holds a B.B.A. from City University of New York (Baruch). Mr. Bernstein was chosen as a director of Synaptogenix because of his lengthy public company and finance experience.

Jonathan L. Schechter — Director.   Mr. Schechter served as a Director for Neurotrope since December 13, 2018. Mr. Schechter has served as the Director of Investment Banking at Chardan Capital Markets, a full service investment bank, since February 2008. Mr. Schechter previously served as the Director of Investment Banking at Chardan Capital Markets, a full service investment bank, since February 2008. He currently serves as a partner of The Special Equities Group, a division of Dawson James Securities, Inc., a full-service investment bank specializing in healthcare, biotechnology, technology, and clean-tech sectors, since April 2021. Mr. Schechter is one of the founding partners of The Special Equities Opportunity Fund, a long-only fund that makes direct investments in micro-cap companies, and has served in this capacity since August 2019. He currently serves on the board of directors of PharmaCyte Biotech, Inc. (Nasdaq: PMCB), a clinical-stage biopharmaceutical company, and previously served as a director of DropCar, Inc. He has received formal education in finance and accounting and has extensive experience analyzing and evaluating the financial statements of public companies. Mr. Schechter earned his A.B. in Public Policy/Political Science from Duke University and his J.D. from Fordham

University School of Law. Mr. Schechter was chosen as a director of Synaptogenix because of his lengthy public company, legal and investment banking experience.

Director Independence

Our Board has reviewed the materiality of any relationship that each of our directors and director nominees has with the Company, either directly or indirectly. Based upon this review, our Board has determined that the following members of the Board and director nominees are “independent directors” as defined by The Nasdaq Stock Market:

Joshua N. Silverman
William S. Singer
Bruce T. Bernstein
Jonathan L. Schechter

Staggered Board

Our certificate of incorporation provides that our business is to be managed by or under the direction of our Board. Our Board is divided into three classes for purposes of election. One class is elected at each annual meeting of stockholders to serve for a three-year term. Our Board consists of six members classified into three classes as follows: (1) Alan Tuchman, M.D. and Daniel L. Alkon, M.D. constitute the Class II directors and their current terms will expire at the 2023 annual meeting of stockholders,(2) Joshua N. Silverman and William S. Singer constitute the Class III directors and their current terms will expire at the 2024 annual meeting of stockholders and (3) Bruce T. Bernstein and Jonathan L. Schechter constitute the Class I directors and their current terms will expire at the 2025 annual meeting of stockholders.

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

The Audit Committee of Synaptogenix was established in December 2020 and held five meetings in 2022. The Board has determined that each member of the Audit Committee is an independent director in accordance with the rules of The Nasdaq Stock Market and applicable federal securities laws and regulations. In addition, the Board has determined that each of Mr. Bernstein and Mr. Schechter is an “audit committee financial expert” within the meaning of Item 407(d)(5) of Regulation S-K and has designated each of them to fill that role. See “Directors, Executive Officers and Corporate Governance — Directors and Executive Officers” above for descriptions of the relevant education and experience of each member of the Audit Committee.

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

The Compensation Committee was established in December 2020 and held two meetings in 2022. The Board has determined that each member of the Compensation Committee is an independent director in accordance with the rules of The Nasdaq Stock Market and applicable federal securities laws and regulations.

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

The Nominating and Corporate Governance Committee was established in December 2020 and held one meeting in 2022. The Board has determined that each member of the Nominating and Corporate Governance Committee is an independent director in accordance with the rules of The Nasdaq Stock Market and applicable federal securities laws and regulations.

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

Compensation Committee Interlocks and Insider Participation

The Compensation Committee consists of Mr. Silverman as Chairman, Mr. Singer and Mr. Bernstein. No member of the Compensation Committee has been an officer or employee of the Company. None of our executive officers serves on the Board or compensation committee of a company that has an executive officer that serves on our Board or Compensation Committee, except that Mr. Weinstein, our Chief Financial Officer, serves on the board of directors of Pharmacyte, Inc. where Mr. Silverman, Chairman of our Compensation Committee and a member of our Board, is serving as Interim Chief Executive Officer and director.

Family Relationships

There are no family relationships among our directors or executive officers.

Item 11. Executive Compensation.

This section describes both the current compensation practices of Synaptogenix as well as the historical compensation practices of Neurotrope.

The following table sets forth information concerning the total compensation paid or accrued by Synaptogenix during the last two fiscal years ended December 31, 2022 to (i) all individuals that served as our principal executive officer or acted in a similar capacity for us at any time during the fiscal year ended December 31, 2022; (ii) the two most highly compensated executive officers other than the principal executive officer who were serving as executive officers at December 31, 2022; and (iii) up to two additional individuals for whom disclosure would have been required pursuant to clause (ii) above but for the fact that the individual was not serving as an executive officer at December 31, 2022 (collectively, the “named executive officers”).

The Compensation Committee of the Board is responsible for determining executive compensation (1).

							Non-
							Qualified
	Fiscal Year					Non-Equity	Deferred	All Other
	Ended			Stock	Options	Incentive Plan	Compensation	Compensation
Name & Principal Position	December 31	Salary ($)	Bonus ($)(2)	Awards ($)(5)	Awards ($)(6)	Compensation	Earnings	(3)(4)	Total ($)
Dr. Alan J. Tuchman Chief Executive Officer (1)	2022	222,000	150,000	—	374,847	—	—	2,795	749,642
	2021	222,000	150,000	585,000	106,759	—	—	4,140	1,067,899
Robert Weinstein CFO, Secretary and Executive Vice President	2022	318,830	150,000	—	362,461	—	—	52,053	883,344
	2021	300,780	150,000	585,000	94,706	—	—	54,265	1,184,751
Daniel L. Alkon MD President and CSO	2022	300,000	150,000	—	362,461	—	—	—	812,461
	2021	325,000	150,000	780,000	266,028	—	—	—	1,496,028

(1)	Dr. Tuchman was acting Chief Medical Officer until November 2020.
(2)	$150,000 to be paid in 2023 for 2022 and $150,000 paid in March 2022 for 2021 for Mr. Weinstein and Drs. Tuchman and Alkon.
(3)	Mr. Weinstein and Dr. Tuchman’s 2021 and 2022 amounts reflect healthcare payments and insurance premiums paid on their behalf.
(4)	Dr. Tuchman, pursuant to his employment letter dated December 2, 2020, was awarded 12,575 stock options which were approved by the Synaptogenix Board of Directors on January 19, 2021.
(5)	Represents restricted stock units valued at time of grant. Such restricted stock units were 100% vested in December 2022. Dr. Alkon forfeited 36,250 restricted stock units with a fair value of $353,437 in 2022.
(6)	These amounts represent the aggregate grant date fair value of options granted to each named executive officer in 2022 computed in accordance with FASB ASC Topic 718.

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

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table

Alan J. Tuchman, MD.   Synaptogenix is party to an offer letter as of December 7, 2020 (the “Start Date”), with Alan J. Tuchman, MD, pursuant to which Dr. Tuchman serves as Synaptogenix’s Chief Executive Officer. Under the terms of Dr. Tuchman’s offer letter, Dr. Tuchman receives an initial annual base salary of $222,000, with an annual discretionary bonus of up to 50% of his base salary then in effect. Dr. Tuchman also received an initial equity grant of options to purchase a number of shares of Common Stock equal to at least 1% of the Company’s outstanding shares of Common Stock immediately following the Spin-Off. As of December 7, 2021, such options are fully vested. The term of Dr. Tuchman’s employment pursuant to the offer letter is one year, which shall be extended automatically for six month periods unless either party gives timely written notice. On August 4, 2022, Synaptogenix entered into an amendment to the offer letter (the “Tuchman Amendment”) to extend the term of Dr. Tuchman’s employment through June 7, 2023, and such term shall be extended for an additional six months upon Dr. Tuchman’s written notice to the Company at least 30 days prior to June 7, 2023. Pursuant to the Tuchman Amendment, if Dr. Tuchman is terminated without Cause, Dr. Tuchman shall be entitled to severance equal to six months of Dr. Tuchman’s annual base salary.

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

Potential Payments upon Termination or Change-In-Control

Pursuant to the Tuchman Amendment, if Dr. Tuchman is terminated without Cause, Dr. Tuchman shall be entitled to severance equal to six months of Dr. Tuchman’s annual base salary. Synaptogenix is party to an employment agreement dated as of October 1, 2013, with Robert Weinstein, pursuant to which he serves as Neurotrope’s Chief Financial Officer and Executive Vice President. If Mr. Weinstein’s employment is terminated by the Company for a reason other than cause or by him for good reason, and subject to his compliance with other terms of Mr. Weinstein’s employment agreement, and certain other conditions, then Neurotrope will pay him a severance amount equal to his annual base salary, payable in a single lump sum. In addition, if he elects health care continuation coverage under COBRA, Neurotrope will pay for such health insurance coverage for a period of 18 months following the termination of his employment, as the same rate as it pays for health insurance coverage for its active employees (with Mr. Weinstein required to pay for any employee-paid portion of such coverage). If Mr. Weinstein’s employment is terminated by non-renewal or due to his death or disability, he will be entitled to any unpaid prorated annual bonus for the year in which his employment terminates.

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

On April 7, 2021, the Company’s stockholders approved an amendment to the 2020 Plan to increase the total number of shares of Common Stock from 250,000 to an aggregate of 625,000 shares of Common Stock, and on October 11, 2022, the Company’s stockholders approved an amendment to the 2020 Plan to increase the total number of shares of Common Stock from 625,000 to an aggregate of 1,375,000 shares of Common Stock.

The Compensation Committee of our Board (the “Committee”) administers the 2020 Plan and has full power to grant stock options and Common Stock, construe and interpret the 2020 Plan, establish rules and regulations and perform all other acts, including the delegation of administrative responsibilities, as it believes reasonable and proper. Any decision made or action taken by the Committee arising out of or in connection with the interpretation and administration of the 2020 Plan will be final and conclusive. The Committee, in its absolute discretion, may award Common Stock to employees, consultants, and directors of the Company, and such other persons as the Committee may select, and permit holders of options to exercise such options prior to full vesting.

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

Outstanding Equity Awards at 2022 Fiscal Year-End

The following table shows grants of stock options and grants of unvested stock awards outstanding on the last day of the fiscal year ended December 31, 2022, including both awards subject to performance conditions and non-performance-based awards, to each of the executive officers named in the Summary Compensation Table.

	Option Awards

				Equity
				Incentive
				Plan
				Awards:
	Number Of	Number of		Number of
	Securities	Securities		Securities
	Underlying	Underlying		Underlying
	Unexercised	Unexercised		Unexercised	Option	Option
	Options (#)	Options (#)		Unearned	Exercise	Expiration
Name	Exercisable	Unexercisable		Options (#)	Price ($)	Date
T (a)	(b)	(c)		(d)	(e)	(f)

Dr. Alan J.
Tuchman
Chief	12,575	—		—	$9.84	01/13/2031
Executive	4,613	1,537	(1)	—	$7.29	02/16/2032
Officer	34,425	34,425	(2)	—	$6.07	11/15/2032
Robert
Weinstein
CFO,
Secretary
and
Executive
Vice	11,125	—		—	$9.84	1/13/2031
President	37,500	37,500	(2)	—	$6.07	11/15/2032
Daniel L.
Alkon MD
President	31,250	—		—	$9.84	01/13/2031
and CSO	37,500	37,500	(2)	—	$6.07	11/15/2032

(1)	The options shall vest in full on January 13, 2023.
(2)	The options shall vest in full on May 15, 2023.

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

The following table provides information concerning the compensation of Synaptogenix’s directors for the year ended December 31, 2022.

				Non-equity
	Fees			incentive	Non-qualified
	earned			plan	deferred	All other
	or paid	Stock	Option	compensation	compensation	Compensation
Name (a)	in cash ($)(b)	awards ($)(c)(6)	awards ($)(d)(1)	($)(e)	earnings ($)(f)	($)(g)	Total ($)(h)
Joshua Silverman (2)	240,000	—	362,461	—	—	—	602,461
William S. Singer	80,000	—	362,461	—	—	—	442,461
Alan J. Tuchman (3)	—	—	—	—	—	—	—
Daniel Alkon (4)	—	—	—	—	—	—	—
Bruce T. Bernstein	40,000	—	362,461	—	—	—	402,461
Jonathan L. Schechter	40,000	—	347,962	—	—	—	387,962

(1) These amounts represent the aggregate grant date fair value of options granted to each director in 2022 computed in accordance with FASB ASC Topic 718.

(2) Fees represent payments for consulting services provided by Mr. Silverman and Chairman of the Board fees.

(3) Dr. Tuchman joined the Board on December 2, 2020. His compensation for 2022 is included in Officer’s Compensation table.

(4) Dr. Alkon joined the Board on December 2, 2020. His compensation for 2022 is included in Officer’s Compensation table.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Security Ownership of Certain Beneficial Owners

The following table sets forth information with respect to the beneficial ownership of our Common Stock as of March 15, 2023, by (i) each stockholder known by us to be the beneficial owner of more than 5% of our Common Stock (our only class of voting securities), (ii) each of our directors and executive officers, and (iii) all of our directors and executive officers as a group. To the best of our knowledge, except as otherwise indicated, each of the persons named in the table has sole voting and investment power with respect to the shares of our Common Stock beneficially owned by such person, except to the extent such power may be shared with a spouse. To our knowledge, none of the shares listed below are held under a voting trust or similar agreement, except as noted.

	Common	Percent of
	Stock	Common Stock
	Beneficially	Beneficially
Name and Address of Beneficial Owner(1)	Owned	Owned(2)
More than 5% stockholders:
Intracoastal Capital LLC(3)	786,710	9.99%

Directors and Named Executive Officers:
Daniel L. Alkon(4)	104,297	1.40%
Bruce T. Bernstein(5)	75,078	1.01%
Jonathan Schechter(6)	71,075	*
Joshua N. Silverman(7)	108,488	1.45%
William S. Singer(8)	80,750	1.09%
Alan J. Tuchman(9)	86,150	1.16%
Robert Weinstein(10)	81,888	1.10%
All current directors and executive officers as a group (7 persons)	607,726	7.86%

*Represents beneficial ownership of less than 1% of the outstanding shares.

(1)	Unless otherwise indicated, the business address for each stockholder listed is c/o Synaptogenix, Inc., 1185 Avenue of the Americas, 3rd Floor, New York, NY 10036.
(2)	Applicable percentage ownership is based on 7,355,371 shares of our Common Stock outstanding, together with securities exercisable or convertible into shares of our Common Stock within 60 days of March 15, 2023 for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. The shares issuable pursuant to the exercise or conversion of such securities are deemed outstanding for the purpose of computing the percentage of ownership of the security holder, but are not treated as outstanding for the purpose of computing the percentage of ownership of any other person.
(3)	The shares reflected as beneficially owned by Intracoastal Capital, LLC (“Intracoastal”) in the table above consist of (i) 178,765 shares of Common Stock held by Intracoastal, (ii) 250,000 shares of Common Stock issuable upon exercise of a warrant held by Intracoastal (“Intracoastal Warrant 1”), (iii) 93,940 shares of Common Stock issuable upon exercise of a second warrant held by Intracoastal (“Intracoastal Warrant 2”) and (iv) 264,005 shares of Common Stock issuable upon exercise of a third warrant held by Intracoastal (“Intracoastal Warrant 3”). The foregoing excludes (i) 1,001 shares of Common Stock issuable upon exercise of Intracoastal Warrant 3 because Intracoastal Warrant 3 contains a blocker provision under which the holder thereof does not have the right to exercise Intracoastal Warrant 3 to the extent (but only to the extent) that such exercise would result in beneficial ownership by the holder thereof, together with the holder’s affiliates, and any other persons acting as a group together with the holder or any of the holder’s affiliates, of more than 9.99% of the Common Stock, (ii) 870,968 shares of Common Stock issuable upon exercise of a fourth warrant held by Intracoastal (“Intracoastal Warrant 4”) because Intracoastal Warrant 4 contains a blocker provision under which the holder thereof does not have the right to exercise Intracoastal Warrant 4 to the extent (but only to the extent) that such exercise would result in beneficial ownership by the holder thereof, together with the holder’s affiliates, and any other persons acting as a group together with the holder or any of the holder’s affiliates, of more than 4.99% of the Common Stock and (iii) 870,968 shares of Common Stock issuable upon conversion of 6,750 shares of Series B Preferred Stock held by Intracoastal because the Certificate of Designations for such Series B Preferred Stock contains a blocker provision under which the holder thereof does not have the right to convert the Preferred Shares to the extent (but only to the extent) that such conversion would result in beneficial ownership by the holder thereof, together with the holder’s affiliates, and any other persons acting as a group together with the holder or any of the holder’s affiliates, of more than 4.99% of the Common Stock. Without the blocker provisions described in the foregoing sentences, Intracoastal may have been deemed to have beneficial ownership of 2,529,647 shares of Common Stock. Mitchell P. Kopin and Daniel B. Asher, each of whom are managers of Intracoastal, have shared voting control and investment discretion over the securities reported herein that are held by Intracoastal. This information is based solely on a Schedule 13G/A filed by Intracoastal with the SEC on February 8, 2023.
(4)	Consists of 35,547 shares of Common Stock and options to purchase 68,750 shares of Common Stock that are exercisable within 60 days of March 15, 2023.
(5)	Consists of 27,578 shares of Common Stock and options to purchase 47,500 shares of Common Stock that are exercisable within 60 days of March 15, 2023.
(6)	Consists of 27,750 shares of Common Stock and options to purchase 43,825 shares of Common Stock that are exercisable within 60 days of March 15, 2023.
(7)	Consists of 38,238 shares of Common Stock and options to purchase 70,250 shares of Common Stock that are exercisable within 60 days of March 15, 2023.
(8)	Consists of 33,000 shares of Common Stock and options to purchase 47,750 shares of Common Stock that are exercisable within 60 days of March 15, 2023.
(9)	Consists of 33,000 shares of Common Stock and options to purchase 53,150 shares of Common Stock that are exercisable within 60 days of March 15, 2023.
(10)	Consists of 33,198 shares of Common Stock, warrants to purchase 66 shares of Common Stock that are exercisable within 60 days of March 15, 2023 and options to purchase 48,625 shares of Common Stock that are exercisable within 60 days of March 15, 2023.

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

In November 2022, we issued 6,750 shares of our Series B Preferred Stock and Warrants to purchase 870,968 shares of Common Stock to Intracoastal Capital, LLC, a greater than 5% stockholder, for an aggregate purchase price of $6,750,000. For additional information, please see "November 2022 Private Placement."

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

Item 14.Principal Accountant Fees and Services.

The Company engaged Friedman LLP (“Friedman”) as its independent auditors from August 23, 2013 to August 15, 2022.  The Company engaged Morison Cogen LLP (“Morison”) from August 16, 2022 to present. The following table presents fees for professional audit services rendered by Friedman for the audit of the Company’s annual financial statements for the year ended December 31, 2021 and for review of the Company’s interim financial statements for the interim quarterly periods during 2021 and for March and June 2022 quarterly interim periods and consent-related fees and for fees for professional services rendered by Morison for the review of the Company’s interim financial statement for September 30, 2022. Fees for year ended December 31, 2022 consisted of payments to Friedman and Morison of $40,568 and $100,000, respectively.

	2022	2021
Audit fees:	$140,568	$151,900
Audit related fees:	—	—
Tax fees:	—	—
All other fees:	—	—
Total	$140,568	$151,900

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

3.2	Bylaws of Synaptogenix, Inc. (incorporated by reference from Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 10, 2020).

3.3	Amendment to the Bylaws of Synaptogenix, Inc. (incorporated by reference from Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 28, 2022).

3.4

Certificate Of Designations of Series B Convertible Preferred Stock of Synaptogenix, Inc. (incorporated by reference from Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 22, 2022).

3.5*	Amendment to Certificate Of Designations of Series B Convertible Preferred Stock of Synaptogenix, Inc.

4.1	Form of Series A Common Stock Warrant (incorporated by reference from Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1, filed with the SEC).

4.2	Form of Series B Common Stock Warrant (incorporated by reference from Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on October 9, 2020).

4.3	Form of Series C Common Stock Warrant (incorporated by reference from Exhibit 4.3 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on October 9, 2020).

4.4	Form of Series D Common Stock Warrant (incorporated by reference from Exhibit 4.4 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on October 9, 2020).

4.5	Form of Series E Warrant (incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 22, 2021).

4.6	Form of Series F Warrant (incorporated by reference from Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 22, 2021).

4.7	Form of Series G Warrant (incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 16, 2021).

4.8	Form of Pre-Funded Warrant (incorporated by reference from Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 22, 2021).

4.9	Form of Pre-Funded Warrant (incorporated by reference from Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 16, 2021).

4.10	Form of Broker Warrant (incorporated by reference from Exhibit 4.4 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 22, 2021).

4.11	Form of Broker Warrant (incorporated by reference from Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 16, 2021).

4.12	Form of Warrant (incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 18, 2022).

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

10.7†

Amendment No. 2 to the Synaptogenix, Inc. 2020 Equity Incentive Plan (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 13, 2022).

10.8†

Form of Stock Option Agreement under 2020 Equity Incentive Plan of Synaptogenix, Inc. (incorporated by reference from Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 10, 2020).

10.9†

Employment Agreement, dated as of October 1, 2013, between Neurotrope, Inc., and Robert Weinstein (assumed by Synaptogenix, Inc. on December 7, 2020) (incorporated by reference to Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on March 30, 2021).

10.10†

Nonemployee Director Compensation Policy (incorporated by reference to Exhibit 10.8 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on March 30, 2021).

10.11†

Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.9 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on March 30, 2021).

10.12

Amended and Restated Technology License and Services Agreement among Neurotrope BioScience, Inc., Blanchette Rockefeller Neurosciences Institute and NRV II, LLC, made as of February 4, 2015 (incorporated by reference to

Exhibit 10.10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on March 30, 2021).

10.13

Statement of Work Agreement dated February 4, 2015, and effective as of October 1, 2014, between Neurotrope Bioscience, Inc. and CRE (incorporated by reference to Exhibit 10.11 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on March 30, 2021).

10.14+

Services Agreement between Neurotrope BioScience, Inc. and Worldwide Clinical Trials, Inc., dated October 9, 2015 (incorporated by reference to Exhibit 10.12 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on March 30, 2021).

10.15

Amendment to Amended and Restated Technology License and Services Agreement among Neurotrope BioScience, Inc., Blanchette Rockefeller Neurosciences Institute and NRV II, LLC, dated November 12, 2015 (incorporated by reference to Exhibit 10.13 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on March 30, 2021).

10.16

Letter Agreement between the Neurotrope, Inc. and Neurosciences Research Ventures, Inc. regarding NRV Director Nominees, dated November 12, 2015 (assumed by Synaptogenix, Inc. on December 7, 2020) (incorporated by reference to Exhibit 10.14 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on March 30, 2021).

10.17

Statement of Work Agreement between Neurotrope BioScience, Inc. and Blanchette Rockefeller Neurosciences Institute, dated November 12, 2015 (incorporated by reference to Exhibit 10.15 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on March 30, 2021).

10.18+

Services Agreement by and between Neurotrope, Inc. and Worldwide Clinical Trials, Inc., dated as of May 4, 2018 (assumed by Synaptogenix, Inc. on December 7, 2020) (incorporated by reference to Exhibit 10.16 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on March 30, 2021).

10.19

Second Amendment to the Amended and Restated Technology License by and between Neurotrope BioScience, Inc. and Cognitive Research Enterprises, Inc., dated November 29, 2018 (incorporated by reference to Exhibit 10.17 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on March 30, 2021).

10.20

Securities Purchase Agreement, dated January 21, 2021, by and among Synaptogenix, Inc. and the Buyers signatory thereto (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on January 22, 2021).

10.21

Securities Purchase Agreement, dated June 14, 2021, by and among Synaptogenix, Inc. and the Buyers signatory thereto (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on June 16, 2021).

10.22

Securities Purchase Agreement, dated November 17, 2022, by and among Synaptogenix, Inc. and the investors named therein (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 18, 2022).

10.23

Registration Rights Agreement, dated January 21, 2021, by and among Synaptogenix, Inc. and the Buyers signatory thereto (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on January 22, 2021).

10.24

Registration Rights Agreement, dated June 14, 2021, by and among Synaptogenix, Inc. and the Buyers signatory thereto (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on June 16, 2021).

10.25

Registration Rights Agreement, dated November 17, 2022, by and among Synaptogenix, Inc. and the buyers named therein (incorporated by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 18, 2022).

10.26

Engagement Letter, dated January 20, 2021, by and between Synaptogenix, Inc. and Katalyst Securities LLC (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K, filed on January 22, 2021).

10.27

Engagement Letter, dated June 14, 2021, by and between Synaptogenix, Inc. and Katalyst Securities LLC (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K, filed on June 16, 2021).

10.28

Engagement Letter, dated November 17, 2022, by and between Synaptogenix, Inc. and Katalyst Securities LLC (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K, filed on November 18, 2022).

10.29

Placement Agency Agreement, dated January 21, 2021, by and between Synaptogenix, Inc., and GP Nurmenkari Inc. (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K, filed on January 22, 2021).

16.1	Letter from Friedman LLP to the Securities and Exchange Commission, dated August 16, 2022 (incorporated by reference to Exhibit 16.1 to our Current Report on Form 8-K, filed on August 16, 2022)

21.1	Subsidiaries of the Company (incorporated by reference from Exhibit 21.1 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on February 8, 2021).

23.1*	Consent of Friedman LLP

23.2*	Consent of Morison Cogen LLP.

31.1*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive Officer

31.2*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Financial and Accounting Officer

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

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, thereunto duly authorized in the City of New York, New York, on March 21, 2023.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Alan J. Tuchman, M.D.	Chief Executive Officer and Director	March 21, 2023
Alan J. Tuchman, M.D.	(Principal Executive Officer)

/s/ Robert Weinstein	Chief Financial Officer	March 21, 2023
Robert Weinstein	(Principal Financial and Principal Accounting Officer)

/s/ Joshua N. Silverman	Director and Chairman of the Board	March 21, 2023
Joshua N. Silverman

/s/ William S. Singer	Director and Vice-Chairman of the Board	March 21, 2023
William S. Singer

/s/ Bruce T. Bernstein	Director	March 21, 2023
Bruce T. Bernstein

/s/ Jonathan L. Schechter	Director	March 21, 2023
Jonathan L. Schechter

/s/ Daniel Alkon, M.D.	Director	March 21, 2023
Daniel Alkon, M.D.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Synaptogenix, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Synaptogenix, Inc. (the Company) as of December 31, 2022 and the related statements of operations, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Morison Cogen LLP (00536)

We have served as the Company’s auditor since 2022.

Blue Bell, Pennsylvania

March 21, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Synaptogenix, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Synaptogenix, Inc. (the “Company”) as of December 31, 2021, and the related statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Friedman LLP

We have served as the Company’s auditor from 2013 through August 10, 2022.

East Hanover, NJ

March 29, 2022

SYNAPTOGENIX, INC.

BALANCE SHEETS

ASSETS
	December 31,	December 31,
	2022	2021
CURRENT ASSETS
Cash and cash equivalents	$37,478,480	$34,213,989
Prepaid clinical trial expenses	367,714	410,357
Prepaid expenses and other current assets	739,467	879,869

TOTAL CURRENT ASSETS	38,585,661	35,504,215

Fixed assets, net of accumulated depreciation	22,145	20,445

TOTAL ASSETS	$38,607,806	$35,524,660

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$660,206	$1,296,506
Accrued expenses	536,714	698,406
Dividend payable	115,890	—

TOTAL CURRENT LIABILITIES	1,312,810	1,994,912

Warrant liability	1,510,000	—
Derivative liability	370,300	—

TOTAL LIABILITIES	3,193,110	1,994,912

Commitments and contingencies

Series B Convertible redeemable preferred stock, $.0001 par value and $1,000 face value, 1,000,000 shares authorized;
15,000 and 0 shares issued and outstanding at December 31, 2022and 2021, respectively.
Liquidation preference of $15,000,000 plus dividends accrued at 7% per annum of $115,890 as of December 31, 2022.	2,721,723	—
STOCKHOLDERS' EQUITY
Common stock - 150,000,000 shares authorized as of December 31, 2022, $0.0001 par value; 7,267,032 shares issued and outstanding as of December 31, 2022 and 6,730,180 shares issued and outstanding as of December 31, 2021.	728	674
Additional paid-in capital	52,523,762	47,670,744
Accumulated deficit	(19,831,517)	(14,141,670)

TOTAL STOCKHOLDERS’ EQUITY	32,692,973	33,529,748

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$38,607,806	$35,524,660

The accompanying notes are an integral part of these financial statements.

SYNAPTOGENIX, INC.

STATEMENTS OF OPERATIONS

	Year Ended	Year Ended
	December 31,	December 31,
	2022	2021
OPERATING EXPENSES:
Research and development	$6,324,928	$4,336,414
General and administrative	9,810,068	8,281,893

TOTAL OPERATING EXPENSES	16,134,996	12,618,307

OTHER INCOME (EXPENSE):
Interest income	335,039	7,110
Change in fair value of warrant liability	8,405,000	—
Change in fair value of derivative liability	1,821,000	—

TOTAL OTHER INCOME (EXPENSE)	10,561,039	7,110

Net loss before income taxes	5,573,957	12,611,197

Provision for income taxes	—	—

Net loss	5,573,957	12,611,197

Preferred Stock dividends	115,890	—

Net loss attributable to common stockholders	$5,689,847	$12,611,197

PER SHARE DATA:

Basic and diluted loss per common share	$0.81	$2.51

Basic and diluted weighted average common shares outstanding	6,989,200	5,015,100

The accompanying notes are an integral part of these financial statements.

SYNAPTOGENIX, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Year Ended December 31, 2021
					Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance January 1, 2021	—	$—	1,257,579	$126	$6,668,859	$(1,530,473)	$5,138,512

Reverse stock split rounding	—	—	(345)	—	(1,529)	—	(1,529)

Stock based compensation	—	—	—	—	3,282,384	—	3,282,384

Issuance of warrants for consulting fees	—	—	—	—	560,033		560,033

Issuance of common stock for consulting fees	—	—	3,763	—	27,159		27,159

Private placement of common stock and warrants	—	—	3,837,580	384	23,783,776		23,784,160

Exercise of common stock warrants	—	—	1,631,603	164	13,350,062	—	13,350,226

Net loss	—	—	—	—	—	(12,611,197)	(12,611,197)

Balance December 31, 2021	$—	$—	6,730,180	$674	$47,670,744	$(14,141,670)	$33,529,748

	Year Ended December 31, 2022
					Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance January 1, 2022	—	$—	6,730,180	$674	$47,670,744	$(14,141,670)	$33,529,748

Stock based compensation	—	—	—	—	3,743,963	—	3,743,963

Issuance of warrants for consulting fees	—	—	—	—	196,603	—	196,603

Exercise of restricted stock units			411,000	41	(41)		—

Issuance of common stock for consulting fees			60,852	6	359,350		359,356

Exercise of common stock warrants			65,000	7	553,143		553,150

Issuance of Series B Preferred Stock, net of discount and issuance costs of $12,278,277	15,000	2,721,723	—	—	—	—	—

Preferred dividends						(115,890)	(115,890)

Net loss	—	—	—	—	—	(5,573,957)	(5,573,957)

Balance December 31, 2022	15,000	$2,721,723	7,267,032	$728	$52,523,762	$(19,831,517)	$32,692,973

The accompanying notes are an integral part of these financial statements.

SYNAPTOGENIX, INC.

STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	December 31, 2022	December 31, 2021
CASH FLOW USED IN OPERATING ACTIVITIES
Net loss	$(5,573,957)	$(12,611,197)
Adjustments to reconcile net loss to net
cash used by operating activities
Stock based compensation	3,743,963	3,282,384
Warrant issuance costs	898,023	—
Change in fair value of warrant liability	(8,405,000)	—
Change in fair value of derivative liability	(1,821,000)	—
Consulting services paid by issuance of common stock	359,356	27,159
Consulting services paid by issuance of common stock warrants	196,603	560,033
Depreciation expense	5,714	4,966
Change in assets and liabilities:
Decrease (Increase) in prepaid expenses	183,045	(356,491)
(Decrease) increase in accounts payable	(636,300)	36,172
(Decrease) increase in accrued expenses	(161,692)	346,250
Total adjustments	(5,637,288)	3,900,473

Net Cash Used in Operating Activities	(11,211,245)	(8,710,724)

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchase of fixed assets	(7,414)	(3,199)

Net Cash Used in Investing Activities	(7,414)	(3,199)

CASH FLOWS FROM FINANCING ACTIVITIES
Private placement of preferred stock, net of transaction costs	13,930,000	—
Private placements of common stock and warrants	—	23,784,160
Proceeds from exercise of investor warrants	553,150	13,350,226
Cash in lieu of shares for reverse stock split	—	(1,529)

Net Cash Provided by Financing Activities	14,483,150	37,132,857

NET INCREASE IN CASH AND EQUIVALENTS	3,264,491	28,418,934

CASH AND EQUIVALENTS AT BEGINNING OF YEAR	34,213,989	5,795,055

CASH AND EQUIVALENTS AT END OF YEAR	$37,478,480	$34,213,989

SUPPLEMENTAL CASH FLOW INFORMATION:

Accrual of Series B Convertible Preferred Stock Dividend	$115,890	$—
Initial fair value of warrant liability pursuant to private placement of Preferred Stock and Warrants	$9,915,000	$—
Initial fair value of derivative liability pursuant to private placement of Preferred Stock and Warrants	$2,191,300	—

The accompanying notes are an integral part of these financial statements.

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

Neurotrope Bioscience, Inc. was incorporated in Delaware on October 31, 2012 to advance new therapeutic and diagnostic technologies in the field of neurodegenerative disease, primarily Alzheimer’s disease (“AD”). The Company is collaborating with Cognitive Research Enterprises, Inc. (formerly known as the Blanchette Rockefeller Neurosciences Institute, or BRNI) (“CRE”) in this process. The exclusive rights to certain technology were licensed by CRE to the Company on February 28, 2013 (see Note 3 - Collaborative Agreements and Commitments).

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

On December 16, 2022, Synaptogenix issued a press release announcing that an extended confirmatory Phase 2 study of Bryostatin-1 in moderate to severe AD (Study #204) did not achieve statistical significance on the primary endpoint, which was changed from baseline to Week 13 in the SIB total score assessment obtained after completion of the second seven-dose course of treatment (week 28 of trial). On March 7, 2023, the Company announced results of its analysis of secondary endpoints and post hoc analysis from our Phase 2 study of Bryostatin-1. In the secondary endpoint analysis, changes from baseline at Weeks 9, 20, 24, 30, and 42 in the SIB (Severe Impairment Battery) total score were not statistically significant in the total patient population, and no pre-specified secondary endpoints were met with statistical significance in the low-to-moderately severe AD patient stratum. However, nearly all pre-specified secondary endpoints in the most advanced and severe AD (MMSE: 10-14) patient population, with baseline MMSE-2 (Mini-Mental State Examination, 2nd Edition) scores of 10-14, were achieved with statistical significance (p = <0.05, 2-tailed). Data also showed statistical significance in exploratory secondary endpoints for the MMSE-2 10-14 stratum, and post hoc analysis was positive.

Liquidity Uncertainties

As of December 31, 2022, the Company had approximately $37.5 million in cash and cash equivalents as compared to $34.2 million at December 31, 2021. The Company expects that its current cash and cash equivalents, approximately $36.0 million as of the date of this annual report will be sufficient to support its projected operating requirements for at least the next 12 months from this date. The operating requirements include the current development plans for Bryostatin-1, our novel drug candidate targeting the activation of PKC epsilon and other development projects.

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

The Company also faces the ongoing risk that the coronavirus pandemic may slow, for an unforeseeable period, the conduct of the Company’s trial. In order to prioritize patient health and that of the investigators at clinical trial sites, we will monitor enrollment of new patients in our ongoing Phase 2 clinical trial. In addition, some patients may be unwilling to enroll in our trials or be unable to comply with clinical trial protocols if quarantines or travel restrictions impede patient movement or interrupt healthcare services. These and other factors outside of our control could delay our ability to conduct clinical trials or release clinical trial results. In addition, the effects of a pandemic resurgence may also increase non-trial costs such as insurance premiums, increase the demand for and cost of capital, increase loss of work time from key personnel, and negatively impact our key clinical trial vendors and suppliers.

Note 2 – Summary of Significant Accounting Policies:

Basis of Presentation:

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

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

Reclassification of Prior Year Presentation:

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations and do not affect previously reported cash flows.

Comprehensive Income (Loss):

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

As all potentially dilutive securities are anti-dilutive as of December 31, 2022 and 2021, diluted net loss per share is the same as basic net loss per share for the years ended December 31, 2022 and 2021.

The dilutive securities that have been excluded from the calculation of diluted net loss per share for the years ended December 31, 2022 and 2021 respectively, because to do so would be anti-dilutive (in common equivalent shares), are as follows:

	December 31, 2022	December 31, 2021
Common stock warrants	7,179,919	6,265,525
Common stock options	661,850	123,850
Unvested restricted stock units	—	495,000
Total	7,841,769	6,884,375

Cash and Cash Equivalents and Concentration of Credit Risk:

The Company considers all highly liquid cash investments with an original maturity of three months or less when purchased to be cash equivalents. At December 31, 2022, the Company’s cash balances that exceed the current insured amounts under the Federal Deposit Insurance Corporation (“FDIC”) were approximately $1.6 million. In addition, approximately $37.5 million included in cash and cash equivalents were invested in a money market fund, which is not insured under the FDIC.

Fair Value of Financial Instruments:

The carrying amounts reflected in the balance sheets for payables approximate fair value due to the short maturities of these instruments. The carrying amounts for warrant liability and derivative liability approximate fair value based on level 3 of the fair value hierarchy.

Certain assets and liabilities are carried at fair value under GAAP. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Financial assets and liabilities carried at fair value are to be classified and disclosed in one of the following three levels of the fair value hierarchy:

Level 1 — Quoted prices in active markets for identical assets or liabilities.

Level 2 — Observable inputs (other than Level 1 quoted prices), such as quoted prices in active markets for similar assets or liabilities, quoted prices in markets that are not active for identical or similar assets or liabilities, or other inputs that are observable or can be corroborated by observable markets.

Level 3 — Unobservable inputs which are supported by little or no market activity and that are significant to determining the fair value of the assets or liabilities, including pricing models, discounted cash flow methodologies and similar techniques.

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

Research and Development Costs:

All research and development costs, including costs to maintain or expand the Company’s patent portfolio licensed from CRE are expensed when incurred. Non-refundable advance payments for research and development are capitalized because the right to receive those services represents an economic benefit. Such capitalized advances will be expensed when the services occur and the economic benefit is realized. There were no capitalized research and development services, other than non-refundable advance payments as mentioned above, at December 31, 2022 and December 31, 2021.

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

The Company had federal and state net operating loss carryforwards for income tax purposes of approximately $89 million for the period from October 31, 2012 (inception) through December 31, 2022. The net operating loss carryforwards resulted in Federal and state deferred tax assets of approximately $26.3 million at December 31, 2022. Income tax effects of share-based payments are recognized in the financial statements for those awards that will normally result in tax deductions under existing tax law. However, the deferred tax asset is offset by a full valuation allowance.

The Company may be subject to significant U.S. federal income tax-related liabilities with respect to the Spin-off if there is a determination that the Spin-Off is taxable for U.S. federal income tax purposes. In connection with the Spin-Off, the Company believes that, among other things, the Spin-Off should qualify as a tax-free transaction for U.S. federal income tax purposes under Section 355 and Section 368(a)(1)(D) of the Code. If the conclusions of the tax opinions are not correct, or if the Spin-Off is otherwise ultimately determined to be a taxable transaction, the Company would be liable for U.S. federal income tax related liabilities. Pursuant to the Separation and Distribution Agreement and the Tax Matters Agreement, Neurotrope agreed to indemnify Synaptogenix for certain liabilities, and Synaptogenix agreed to indemnify Neurotrope for certain liabilities, in each case for uncapped amounts. Indemnities that Synaptogenix may be required to provide Neurotrope are not subject to any cap, may be significant and could negatively impact Synaptogenix’s business, particularly with respect to indemnities provided in the Tax Matters Agreement. Third parties could also seek to hold Synaptogenix responsible for any of the liabilities that Neurotrope has agreed to retain. Further, the indemnity from Neurotrope may not be sufficient to protect Synaptogenix against the full amount of such liabilities, and Neurotrope may not be able to fully satisfy its indemnification obligations. Moreover, even if Synaptogenix ultimately succeeds in recovering from Neurotrope any amounts for which Synaptogenix is held liable, Synaptogenix may be temporarily required to bear these losses. At December 31, 2022 and as of the date of financial statement issuance date, the Company does not have any indemnification liabilities.

Under Section 382 of the Internal Revenue Code of 1986, as amended, changes in the Company’s ownership may limit the amount of its net operating loss carryforwards that could be utilized annually to offset future taxable income, if any. This limitation would generally apply in the event of a cumulative change in ownership of the Company of more than 50% within a three-year period. In addition, the significant historical operating losses incurred by the Company may limit the amount of its net operating loss carryforwards that could be utilized annually to offset future taxable income, if any. The Company believes that operating loss carryforwards may be limited under Section 382 limitations although Section 382 studies have not been conducted to determine the actual limitations.

The Company has concluded that there are no significant uncertain tax positions requiring recognition in the accompanying financial statements. The tax period that is subject to examination by major tax jurisdictions is generally three years from the date of filing.

A reconciliation of the Company’s statutory income tax rate to the Company’s effective income tax rate is as follows:

	For the year ended December 31,
	2022	2021
Loss from continuing operations before taxes on income	$(5,573,957)	$(12,611,197)
Tax rate	21%	21%
Computed “expected” tax benefit	(1,170,531)	(2,648,351)
State taxes, net of federal income tax benefit	(717,819)	(817,268)
Change in fair value of warrant liability	(1,765,050)
Change in valuation allowance	4,447,310	3,465,619
Return to provision	(793,910)
Income tax expense (benefit) attributable to continuing operations	$—	$—

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2021 and 2022 are as follows:

	For the year ended December 31,
	2022	2021
Net operating loss carryforward	23,492,415	21,035,389
Stock-based compensation	1,838,861	860,376
Derivative liability	(475,918)	—
Capitalized research costs	1,487,718	—
Net deferred income tax assets	26,343,075	21,895,765
Less:
Valuation Allowance	(26,343,075)	(21,895,765)
Net deferred income tax assets	—	—

A provision enacted in the Tax Cuts and Jobs Act of 2017 (“TCJA”) related to the capitalization for tax purposes of research and experimental expenditures became effective January 1, 2022. This provision requires us to capitalize research and experimental expenditures and amortize them on the U.S. tax return over five or fifteen years, depending upon where the research is conducted. This provision is not expected to have a material impact on our calendar year 2022 effective tax rate on a net basis or our cash paid for taxes due to our net operating loss position.

Expense Reimbursement for Grant Award:

The Company reduces its research and development expenses by funding received or receivable from an NIH grant during the period that the expenses are incurred. The Company recognized grant related expense reductions during the years ended December 31, 2022 and 2021 of $0 and approximately $1.1 million, respectively. See Note 5, “Clinical Trial Services Agreements.”

Of the total $2.7 million available from the NIH grant, approximately $2.6 million was received for trial-related expenses incurred since grant inception to December 31, 2021, with the remaining $0.1 million received during February 2022. The Company has received the maximum reimbursements under the grant.

Recent Accounting Pronouncements:

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, which reduces the number of accounting models for convertible instruments, amends diluted earnings per share calculations for convertible instruments and allows more contracts to qualify for equity classification. ASU 2020-06 will be effective for interim and annual periods beginning after December 15, 2021. Early adoption is permitted. The Company has adopted ASU 2020-06 as of January 1, 2022.

Note 3– Collaborative Agreements and Commitments:

Stanford License Agreements

On May 12, 2014, the Company entered into a license agreement (the “Stanford Agreement”) with The Board of Trustees of The Leland Stanford Junior University (“Stanford”), pursuant to which Stanford has granted to the Company a revenue-bearing, world-wide right and exclusive license, with the right to grant sublicenses (on certain conditions), under certain patent rights and related technology for the use of bryostatin structural derivatives, known as “bryologs,” for use in the treatment of central nervous system disorders, lysosomal storage diseases, stroke, cardio protection and traumatic brain injury, for the life of the licensed patents. The Company is required to use commercially reasonable efforts to develop, manufacture and sell products (“Licensed Products”) in the Licensed Field of Use (as defined in the Stanford Agreement) during the term of the licensing agreement which expires upon the termination of the last valid claim of any licensed patent under this agreement. In addition, the Company must meet specific product development milestones, and upon meeting such milestones, make specific milestone payments to Stanford. The Company must also pay Stanford royalties of 3% of net sales, if any, of Licensed Products (as defined in the Stanford Agreement) and milestone payments of up to $3.7 million dependent upon stage of product development. As of December 31, 2022, no royalties nor milestone payments have been required.

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

The Company has advanced the development of synthetic bryostatin by demonstrating the equivalence of the synthetic to the natural bryostatin product. The estimated cost to initiate and produce sufficient quantities of the synthetic bryostatin drug product is approximately $1.5 million. The Company is evaluating production alternatives at this time.

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

The Company is required to pay Mt. Sinai milestone payments of $2 million upon approval of a new drug approval (“NDA”) in the United States and an additional $1.5 million for an NDA approval in the European Union or Japan. In addition, the Company is required to pay Mt. Sinai royalties on net sales of licensed product of 2.0% for up to $250 million of net sales and 3.0% of net sales over $250 million. Since inception, the Company has paid Mt. Sinai approximately $190,000 consisting of licensing fees of $115,000 plus development costs and patent fees of approximately $75,000. As of December 31, 2022, no royalties nor milestone payments have been required.

Agreements with BryoLogyx

On June 9, 2020, the Company entered into a supply agreement (the “Supply Agreement”) with BryoLogyx Inc. (“BryoLogyx”), pursuant to which BryoLogyx agreed to serve as the Company’s exclusive supplier of synthetic bryostatin. Pursuant to the terms of the Supply Agreement, the Company placed an initial order and subsequently received one gram of current good manufacturing practice (“cGMP”) synthetic bryostatin as an active pharmaceutical ingredient to be used in a drug product (“API”). The Company may place additional orders for API beyond the initial order by making a written request to BryoLogyx no later than six months prior to the requested delivery date. The Company is not currently using synthetic bryostatin for its ongoing Phase 2 clinical trial and will determine when to incorporate the synthetic into the clinical trial process.

In connection with the Supply Agreement, on June 9, 2020, the Company entered into a transfer agreement (the “Transfer Agreement”) with BryoLogyx. Pursuant to the terms of the Transfer Agreement, the Company agreed to assign and transfer to BryoLogyx all of the Company’s right, title and interest in and to that certain Cooperative Research and Development Agreement, dated as of January 29, 2019 (the “CRADA”), by and between the Company and the U.S. Department of Health and Human Services, as represented by the NCI, under which Bryostatin-1’s ability to modulate CD22 in patients with relapsed/refractory CD22+ disease has been evaluated to date. Pursuant to guidance provided by NCI, the Company CRADA has been cancelled and BryoLogyx has initiated a request for a new CRADA in its name. BryoLogyx will be filing its own investigational new drug application (“IND”) for CD22 with the FDA. As consideration for the transfer of rights to the CRADA, BryoLogyx has agreed to pay to the Company 2% of the gross revenue received in connection with the sale of bryostatin products, up to an aggregate payment amount of $1 million. No such revenues have been earned as of December 31, 2022.

Nemours Agreement

On September 5, 2018, we announced a collaboration with Nemours A.I. DuPont Hospital (“Nemours”), a premier U.S. children’s hospital, to initiate a clinical trial in children with Fragile X. In addition to the primary objective of safety and tolerability, measurements will be made of working memory, language and other functional aspects such as anxiety, repetitive behavior, executive functioning, and social behavior. On August 5, 2021, the Company announced its memorandum of understanding with Nemours to initiate a clinical trial using Bryostatin-1, under Orphan Drug Status, to treat Fragile X. The Company intends to provide the Bryostatin-1 and obtain the investigational new drug documentation (“IND”) and Nemours intends to provide the clinical site and attendant support for the trial. The Company and Nemours, jointly, will develop the trial protocol. The Company estimates its total trial and IND cost to be approximately $2 million. As of the end of the period covered by this Annual Report on Form 10-K, the Company has incurred cumulative expenses associated with this agreement of approximately $100,000.

The Company has filed for an IND with the FDA. The FDA has placed the development of the IND on clinical hold pending completion of further analytics relating to drug pharmacokinetics and pharmacodynamics. The Company is currently evaluating its plans to advance Fragile X development.

Cleveland Clinic

On February 23, 2022, the Company announced its collaboration with the Cleveland Clinic to pursue possible treatments for MS. The collaboration entails filing an IND and conducting initial clinical trials using Bryostatin-1. Future development work will be conducted pursuant to statements of work to be determined.

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

After Neurotrope’s initial Series A Stock financing, the CRE License Agreement required the Company to enter into scope of work agreements with CRE as the preferred service provider for any research and development services or other related scientific assistance and support services. There were no such statements of work agreements required to be entered into during the years ended December 31, 2022 and 2021, respectively.

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

Note 4 – Related Party Transactions:

Related Party Agreements

On August 4, 2016, Neurotrope, Inc. entered into a consulting agreement with SM Capital Management, LLC (“SMCM”), a limited liability company owned and controlled by the Company’s Chairman of the Board, Mr. Joshua N. Silverman (the “Consulting Agreement”). Pursuant to the Consulting Agreement, SMCM shall provide consulting services which shall include, but not be limited to, providing business development, financial communications and management transition services, for a one-year period, subject to annual review thereafter. SMCM’s annual consulting fee is $120,000, payable by the Company in monthly installments of $10,000. This contract was assigned to Synaptogenix, Inc. as of December 1, 2020. For the years ended December 31, 2022 and 2021, $120,000 is reflected in the Company’s statements of operations, respectively, pursuant to the Consulting Agreement.

Note 5 – Other Commitments:

Clinical Trial Services Agreements

On July 23, 2020, the Company entered into the 2020 Services Agreement with WCT. The 2020 Services Agreement relates to services for the ongoing Phase 2 clinical trial assessing the safety, tolerability and long-term efficacy of Bryostatin-1 in the treatment of moderately severe AD subjects not receiving memantine treatment (the “2020 Study”). On January 22, 2022, the Company executed a change order with WCT to accelerate trial subject recruitment totaling approximately $1.4 million. In addition, on February 10, 2022, the Company signed an additional agreement with a third-party vendor to assist with the increased trial recruitment retention totaling approximately $1.0 million which was subsequently canceled with no charges incurred by the Company. The updated total estimated budget for the current trial services, including pass-through costs, was approximately $11.0 million. As noted below, Neurotrope was granted a $2.7 million award from the National Institutes of Health, which award was used to support the Phase 2 Study, resulting in an estimated net budgeted cost of the Phase 2 Study to Neurotrope of $9.3 million. Synaptogenix may terminate the 2020 Services Agreement without cause upon 60 days prior written notice.

The Company was awarded a $2.7 million grant from the NIH, which will be used to support the 2020 Study, resulting in an estimated net budgeted cost of the 2020 Study to the Company of $8.3 million. The NIH grant provides for funds in the first year, which began in April 2020, of approximately $1.0 million and funding in year two, which begins April 2021, of approximately $1.7 million. As of February 22, 2022, virtually all of the NIH grant has been received and offset against the clinical trial costs. The Company incurred approximately $10.1 million of cumulative expenses associated with the current Phase 2 clinical trial as of December 31, 2022. Of the total $10.2 million incurred for the trial to-date, approximately $3.4 million and $5.2 million is reflected in the statement of operations for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, approximately $166,000 of WCT prepayments is included as a prepaid expense and other current assets and approximately $397,000 which is included in accounts payable in the accompanying balance sheet.

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

Pursuant to the terms of the 2022 Services Agreement, WCT provided services to enroll approximately 12 2022 Study subjects. The first 2022 Study site was initiated during the third quarter of 2022. The total estimated budget for the services, including pass-through costs, is currently approximately $2.0 million. Either party may terminate the 2022 Services Agreement without cause upon ninety days prior written notice. Furthermore, in the event of a material breach by the other party, which breach is not cured by the breaching party, the other party may terminate the agreement upon 30 days’ prior written notice. The Company terminated the 2022 Services Agreement in December 2022.

The Company incurred approximately $1.4 million of cumulative expenses associated with the 2022 Study as of December 31, 2022. All of the expenses are reflected in the statement of operations for the year ended December 31, 2022. As of December 31, 2022, approximately $202,000 of WCT 2022 Study prepayments is included as a prepaid expense and other current assets in the Company’s balance sheet. In addition, approximately $123,000 is included in accounts payable and accrued expenses.

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

Effective as of January 1, 2021, the Company entered into an amended consulting agreement with Katalyst reducing the cash payment to $20,000 per month. Effective as of January 1, 2022, the Company entered into an additional amended consulting agreement with Katalyst reducing the cash payment to $10,000 per month beginning February 1, 2022 through December 31, 2022 and eliminating any further warrant issuances. In addition, on February 16, 2021, Katalyst was granted warrants to purchase 25,000 shares of Common Stock at $11.46 per share, on April 1, 2021, was granted warrants to purchase an additional 4,500 shares of Common Stock at $8.80 per share, on July 1, 2021, was granted warrants to purchase an additional 4,500 shares of Common Stock at $9.76 per share, on October 1, 2021, was granted warrants to purchase an additional 4,500 shares of Common Stock at $9.30 per share, and, on January 3, 2022, was granted warrants to purchase an additional 4,500 shares of Common Stock at $8.69 per share. For the years ended December 31, 2022 and 2021, $171,283 and $590,724 is reflected in the Company’s statements of operations, respectively. The Company uses the Black Scholes method to value its warrant issuances to Katalyst as detailed below. All warrants assume a 0% dividend rate, have a term of five years and are expensed at fair value upon issuance. The Company terminated the Katalyst Agreement in December 2022.

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

Effective as of January 1, 2021, the Company entered into an amended consulting agreement with GPN reducing the cash payment to $12,000 per month. Effective as of July 1, 2021, the Company entered into a second amended consulting agreement with GPN increasing the cash payment to $20,000 per month and increasing warrant issued for each three-month period beginning July 1, 2021 to 5,800, with the last issuance on October 1, 2021. Effective as of January 1, 2022, the Company entered into an additional amended consulting agreement with GPN reducing the cash payment to $10,000 per month beginning February 1, 2022 through December 31, 2022 and eliminating any further warrant issuances. In addition, on February 16, 2021, GPN was granted warrants to purchase 10,000 shares of Common Stock at $11.46 per share, on April 1, 2021, was granted warrants to purchase an additional 2,500 shares of Common Stock at $8.80 per share, on July 1, 2021, was granted warrants to purchase an additional 5,800 shares of Common Stock at $9.76 per share, on October 1, 2021, was granted warrants to purchase an additional 5,800 shares of Common Stock at $9.30 per share, and, on January 3, 2022, was granted warrants to purchase an additional 5,800 shares of Common Stock at $8.69 per share. For the years ended December 31, 2022 and 2021, $180,320 and $401,039 is reflected in the Company’s statements of operations, respectively. The Company terminated the GPN Agreement in December 2022.

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

As of December 31, 2022, the Company reflected a total of approximately $491,000 as compensation to Sherwood. During October 2022, the Company paid Sherwood $30,000 and issued to Sherwood 6,878 shares of restricted Common Stock valued at $50,000 and were expensed when issued, and warrants to purchase 4,659 shares of Common Stock, with an exercise price of $14.54 per share. The Company used the Black Scholes valuation method to determine fair value assuming the following: implied volatility of 112.75%, a risk free interest rate of 4.14% and have a fair value of $25,000. During November 2022, the Company paid Sherwood $30,000 and issued to Sherwood 7,092 shares of restricted Common Stock valued at $50,000 and were expensed when issued, and warrants to purchase 4,795 shares of Common Stock, with an exercise price of $14.10 per share. The Company used the Black Scholes valuation method to determine fair value assuming the following: implied volatility of 112.75%, a risk free interest rate of 4.39% and have a fair value of $25,000. The warrants are exercisable for a period of five years from the date of issuance and are expensed when issued.  The Company terminated the Sherwood agreement in December 2022.

Employment Agreements

On December 7, 2020, the Company entered into an offer letter (the “Offer Letter”) with Alan J. Tuchman, M.D., pursuant to which Dr. Tuchman agreed to serve as the Company’s Chief Executive Officer, commencing on December 7, 2020. In addition, in connection with his appointment as the Company’s Chief Executive Officer, Dr. Tuchman was appointed to the board of directors of the Company. Dr. Tuchman receives an annual base salary of $222,000, with an annual discretionary bonus of up to 50% of his base salary then in effect. Dr. Tuchman also received an initial equity grant (subject to Board approval which was received in January 2021) of 12,575 options to purchase a number of shares of Common Stock equal to at least 1% of the Company’s outstanding shares of Common Stock immediately following the Spin-Off. As of December 7, 2021, such options are fully vested. The Company used the Black Scholes valuation method to determine the fair value of the options assuming the following: implied volatility of 129.94%, a risk free interest rate of 0.48% and have a fair value of $106,759. The options are exercisable for a period of ten years from the date of issuance and were expensed over the one-year vesting period from the date of issuance. The term of Dr. Tuchman’s employment pursuant to the Offer Letter is one year, which shall be extended automatically for six month periods unless either party gives timely written notice.  Dr. Tuchman’s agreement was previously extended until December 7, 2022. On August 4, 2022, the Company entered into an amendment to the Offer Letter to extend the term of Dr. Tuchman’s employment through June 7, 2023, and such term shall be extended for an additional six months upon Dr. Tuchman’s written notice to the Company at least 30 days prior to June 7, 2023. Pursuant to the Amendment, if Dr. Tuchman is terminated without cause, Dr. Tuchman shall be entitled to severance equal to six months of Dr. Tuchman’s annual base salary.

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

The Company filed a registration statement on Form S-1 in connection with the Registration Rights Agreement on February 8, 2021. The Company also agreed to other customary obligations regarding registration, including indemnification and maintenance of the effectiveness of the registration statement. The Company’s registration statement on Form S-1 to register the shares of Common Stock and the shares of Common Stock issuable upon exercise of the January Warrants and Pre-Funded Warrants went effective on April 29, 2021.

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

November 2022 Private Placement

On November 17, 2022, the Company entered into a Securities Purchase Agreement (the “November Purchase Agreement”) with certain accredited investors (the “November Investors”), pursuant to which it agreed to sell to the November Investors (i) an aggregate of 15,000 shares of the Company’s newly-designated Series B convertible preferred stock with a stated value of $1,000 per share (the “Series B Preferred Stock”), initially convertible into up to 1,935,485 shares of Common Stock at a conversion price of $7.75 per share (the “Preferred Shares”), and (ii) warrants to acquire up to an aggregate of 1,935,485 shares of Common Stock (the “November Warrants”) (collectively, the “November Private Placement”).

The terms of the Series B Preferred Stock are as set forth in the Certificate of Designations for the Series B Preferred Stock, as amended by the amendment to the certificate of designations for the Series B Preferred Stock (as amended, the “Certificate of Designations”). The Series B Preferred Stock will be convertible into Preferred Shares at the election of the holder at any time at an initial conversion price of $7.75 (the “Conversion Price”). The Conversion Price is subject to customary adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustment in the event of any issuances of Common Stock, or securities convertible, exercisable or exchangeable for Common Stock, at a price below the then-applicable Conversion Price (subject to certain exceptions). The Company will be required to redeem the Series B Preferred Stock in 15 equal monthly installments, commencing on June 1, 2023. The amortization payments due upon such redemption are payable, at the Company’s election, in cash, or subject to certain limitations, in shares of Common Stock valued at the lower of (i) the Conversion Price then in effect and (ii) the greater of (A) a 15% discount to the average of the three lowest closing prices of the Common Stock during the thirty trading day period immediately prior to the date the amortization payment is due or (B) the lower of $1.25 and 20% of the Minimum Price (as defined in Rule 5635 of the Rule of the Nasdaq Stock Market) on the date of receipt of Nasdaq Stockholder Approval (as defined below); provided that if the amount set forth in clause B is the lowest effective price, the Company will be required to pay the amortization payment in cash. The Company may require holders to convert their Series B Preferred Stock into Preferred Shares if the closing price of the Common Stock exceeds $11.625 per share for 20 consecutive trading days and the daily trading volume of the Common Stock exceeds 100,000 shares per day during the same period and certain equity conditions described in the Certificate of Designations are satisfied.

The holders of the Series B Preferred Stock will be entitled to dividends of 7% per annum, compounded monthly, which will be payable in cash or shares of Common Stock at the Company’s option, in accordance with the terms of the Certificate of Designations. Upon the occurrence and during the continuance of a Triggering Event (as defined in the Certificate of Designations), the Series B Preferred Stock will accrue dividends at the rate of 15% per annum. Upon conversion or redemption, the holders of the Series B Preferred Stock are also entitled to receive a dividend make-whole payment. The holders of Series B Preferred Stock have no voting rights on account of the Series B Preferred Stock, other than with respect to certain matters affecting the rights of the Series B Preferred Stock.

Notwithstanding the foregoing, the Company’s ability to settle conversions and make amortization and dividend make-whole payments using shares of Common Stock is subject to certain limitations set forth in the Certificate of Designations, including a limit on the number of shares that may be issued until the time, if any, that the Company’s stockholders have approved the issuance of more than 19.9% of the Company’s outstanding shares of Common Stock in accordance with Nasdaq listing standards (the “Nasdaq Stockholder Approval”). The Company agreed to seek stockholder approval of these matters at a meeting to be held no later than June 1, 2023. Further, the Certificate of Designations contains a certain beneficial ownership limitation after giving effect to the issuance of shares of Common Stock issuable upon conversion of, or as part of any amortization payment or dividend make-whole payment under, the Certificate of Designations or November Warrants.

The Certificate of Designations includes certain Triggering Events (as defined in the Certificate of Designations), including, among other things, the failure to file and maintain an effective registration statement covering the sale of the holder’s securities registrable pursuant to the November Registration Rights Agreement (defined below) and the Company’s failure to pay any amounts due to the holders of the Series B Preferred Stock when due. In connection with a Triggering Event, each holder of Series B Preferred Stock will be able to require the Company to redeem in cash any or all of the holder’s Series B Preferred Stock at a premium set forth in the Certificate of Designations.

The Company will be subject to certain affirmative and negative covenants regarding the incurrence of indebtedness, acquisition and investment transactions, the existence of liens, the repayment of indebtedness, the payment of cash in respect of dividends (other than dividends pursuant to the Certificate of Designations), distributions or redemptions, and the transfer of assets, among other matters.

The November Warrants are exercisable for Warrant Shares immediately at an exercise price of $7.75 per share (the “Exercise Price”) and expire five years from the date of issuance. The Exercise Price is subject to customary adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustment, on a “full ratchet” basis, in the event of any issuances of Common Stock, or securities convertible, exercisable or exchangeable for Common Stock, at a price below the then-applicable Exercise Price (subject to certain exceptions). There is no established public trading market for the November Warrants and the Company does not intend to list the November Warrants on any national securities exchange or nationally recognized trading system.

In connection with the November Purchase Agreement, the Company and the November Investors entered into a Registration Rights Agreement (the “November Registration Rights Agreement”) on November 17, 2022. Under the terms of the November Registration Rights Agreement, the Company agreed to register 200% of the Preferred Shares, the Warrant Shares and the shares of common stock issuable as amortization payments as well as any shares of common stock paid as dividends. The Company filed a registration statement for the resale of such securities on December 16, 2022. The Company intends to file an additional registration statement to give effect to the amendment to the certificate of designations for the Series B Preferred Stock. The Company also agreed to other customary obligations regarding registration, including indemnification and maintenance of the effectiveness of the registration statement.

In connection with the November Private Placement, pursuant to an Engagement Letter, between the Company and Katalyst Securities LLC (the “November Placement Agent”), the Company paid the November Placement Agent (i) a cash fee equal to 7% of the gross proceeds from any sale of securities in the November Private Placement and (ii) warrants to purchase shares of Common Stock equal to 3% of the number of shares of common stock that the Preferred Shares are initially convertible into, with an exercise price of $7.75 per share and a five-year term.

Accounting Treatment of November 2022 Private Placement

Preferred Shares

The Preferred Shares were determined to be more akin to a debt-like host than an equity-like host. The Company identified the following embedded features that are not clearly and closely related to the debt host instrument: 1) make-whole interest upon a contingent redemption event, 2) make-whole interest upon a conversion event, 3) an installment redemption upon an Equity Conditions Failure (as defined in the Certificate of Designation), and 4) variable share-settled installment conversion. These features were bundled together, assigned probabilities of being affected and measured at fair value. Subsequent changes in fair value of these features are recognized in the Consolidated Statement of Operations. The Company estimated the $2.2 million fair value of the bifurcated embedded derivative at issuance using a Monte Carlo simulation model, with the following inputs: the fair value of our common stock of $6.52 on the issuance date, estimated equity volatility of 85.0%, estimated traded volume volatility of 255.0%, the time to maturity of 1.61 years, a discounted market interest rate of 7.3%, dividend rate of 7%, a penalty dividend rate of 15.0%, and probability of default of 8.2%. The fair value of the bifurcated derivative liability was estimated utilizing the with and without method which uses the probability weighted difference between the scenarios with the derivative and the plain vanilla maturity scenario without a derivative.

The discount to the fair value are included as a reduction to the carrying value of the Preferred Shares. During 2022, the Company recorded a total discount of approximately $12.3 million upon issuance of the Preferred Shares, which was comprised of the issuance date fair value of the associated embedded derivative of approximately $2.2 million, stock issuance costs of approximately $0.5 million and the fair value of the Warrants of approximately $9.6 million. When it is deemed probable that the Preferred Shares will be redeemed, the Company will accrete the Preferred Shares to redemption amount pursuant to ASC 480-10-S99-3A.

During the year ended December 31, 2022, the Company recorded a gain of approximately $1.8 million related to the change in fair value of the derivative liability which is recorded in other income (expense) on the Statements of Operations. The Company estimated the $0.4 million fair value of the bifurcated embedded derivative at December 31, 2022 using a Monte Carlo simulation model, with the following inputs: the fair value of our common stock of $1.16 on the valuation date, estimated equity volatility of 140.0%, estimated traded volume volatility of 260.0%, the time to maturity of 1.5 years, a discounted market interest rate of 7.2%, dividend rate of 7%, a penalty dividend rate of 15.0%, and probability of default of 7.7%.

Common Stock Warrants

Pursuant to the Private Placement, the Company issued to investors Warrants and, pursuant to its advisory agreements, the Company issued to its advisor additional Warrants with the same terms. The Broker Warrants are within the scope of ASC 718 pursuant to ASC 718-10-20 but are subject to liability classification as they would be required to be classified as liabilities in accordance with ASC 480.

The Warrants were determined to be within the scope of ASC 480-10 as they are puttable to the Company at Holders’ election upon the occurrence of a Fundamental Transaction (as defined in the agreements). As such, the Company recorded the Warrants as a liability at fair value with subsequent changes in fair value recognized in earnings. The Company utilized the Black Scholes Model to calculate the value of these warrants issued during the year ended December 31, 2022. The fair value of the Warrants of approximately $9.9 million was estimated at the date of issuance using the following weighted average assumptions: dividend yield 0%; expected term of five years; equity volatility of 105%; and a risk-free interest rate of 3.97%.

Transaction costs incurred attributable to the issuance of the Warrants of $0.9 million were immediately expensed in accordance with ASC 480.

During the year ended December 31, 2022, the Company recorded a gain of approximately $8.4 million related to the change in fair value of the warrant liability which is recorded in other income (expense) on the Statements of Operations. The fair value of the Warrants of approximately $1.5 million was estimated at December 31, 2022 utilizing the Black Scholes Model using the following weighted average assumptions: dividend yield 0%; remaining term of 4.89 years; equity volatility of 125%; and a risk-free interest rate of 4.0%.

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

The Rights expired at the close of business on January 13, 2023.

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

Note 7 – Stock Based Compensation:

2020 Equity Incentive Plan

Upon completion of the Spin-Off, the Company’s 2020 Equity Incentive Plan (the “2020 Plan”) became effective on December 7, 2020. The total number of securities available for grant under the 2020 Plan was 250,000 shares of Common Stock, subject to adjustment. On April 7, 2021, the Company held a special meeting of stockholders (“Special Meeting”). At the Special Meeting, the Company’s stockholders approved an amendment to the Company’s 2020 Plan to increase the total number of shares of Common Stock from 250,000 to an aggregate of 625,000 shares of Common Stock. On October 11, 2022, the Company held its annual meeting of stockholders in which the Company’s stockholders approved an amendment to the Company’s 2020 Plan to increase the total number of shares of Common Stock authorized for issuance from 625,000 to an aggregate of 1,375,000 shares.

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

Stock and Option Grants

The following is a summary of stock option activity under the stock option plans for the year ended December 31, 2022:

			Weighted-
			Average	Aggregate
		Weighted-	Remaining	Intrinsic
	Number	Average	Contractual	Value
	of	Exercise	Term	(in
	Shares	Price	(Years)	millions)
Options outstanding at January 1, 2022	123,850	$9.84	9.0	$—
Options granted	538,000	$6.08	9.8	—
Less options forfeited	—	$—	—	—
Less options expired/cancelled	—	$—	—	—
Less options exercised	—	$—	—	—
Options outstanding at December 31, 2022	661,850	$7.27	9.5	$—
Options exercisable at December 31, 2022	394,388	$9.84	9.3	$—

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $1.16 for the Company’s common shares on December 31, 2022 and the closing stock price of $8.51 for the Company’s common shares on December 31, 2021.

As of December 31, 2022, the Company had unrecognized stock option expense of approximately $1.0 million and have a remaining weighted average period for recognition of 0.37 years.

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

On November 15, 2022, pursuant to its 2020 Plan, the Company granted stock options to four Board members, two officers (also Board members) and two employees to purchase an aggregate of 531,850 shares of Common Stock. The stock options have an exercise price of $6.07 per share and an expiration date that is ten years from the date of issuance. 50% of the options vest upon issuance with the remaining 50% vesting on May 15, 2023. The Company used the Black Scholes valuation method to determine the fair value of the options assuming the following: implied volatility of 107.05%, a risk free interest rate of 3.93% and have a fair value of $2,570,328. The options are being expensed 50% at date of issuance and the remaining 50% expensed on a straight line basis over the six-month vesting period from date of issuance.

On March 12, 2021, Synaptogenix adopted a new non-employee director compensation policy (the “Director Compensation Policy”). The Director Compensation Policy provides for the annual automatic grant of nonqualified stock options to purchase up to 1,500 shares of Synaptogenix’s Common Stock to each of Synaptogenix’s nonemployee directors. Such grants shall occur annually on the fifth business day after the filing of Synaptogenix’s Annual Report on Form 10-K and shall vest on the one-year anniversary from the date of grant subject to the director’s continued service on the Board of Directors on the vesting date. The Director Compensation Policy also provides for the automatic grant of nonqualified stock options to purchase up to 1,200 shares of Synaptogenix’s Common Stock, plus options to purchase an additional 300 shares of Common Stock for service on a committee of the Board of Directors, to each newly appointed director following the date of his or her appointment. Such options shall vest as follows: fifty percent (50%) on the date of the grant, twenty-five percent (25%) on the one year anniversary from the date of the grant, and twenty-five percent (25%) on the second year anniversary from the date of the grant, subject to the director’s continued service on the Board of Directors on the applicable vesting dates. For 2022, the Company did not issue these options pursuant to Board of Director’s resolution.

The Company recorded total expense of $1,776,668 and $1,021,319 relating to the outstanding stock options for the year ended December 31, 2022 and 2021, respectively.

Restricted Stock Unit Grants

On July 13, 2021, the Company granted a total of 495,000 restricted stock units (RSUs) of which 425,000 were granted to seven Board members (including two executives), 60,000 to the Company’s CFO and 10,000 to two employees. On November 30, 2022, one director and one officer forfeited a total of 86,000 RSUs to satisfy the Plan limitation of total issuances per year to any individual holder. The Company reversed approximately $370,000 of expense resulting from the forfeited RSUs. The RSUs were amended on January 12, 2022, to vest 100% on September 15, 2022 and then further amended on June 20, 2022 to vest 100% on the earlier of release of Phase 2 clinical trial top line data or December 31, 2022. Top line data was announced on December 16, 2022.

As of December 31, 2022, 100% of the 411,000 RSUs vested and were exercised. As of December 31, 2021, the Company had unrecognized stock option and RSUs expense of approximately $2.56 million and have a remaining weighted average period for recognition of 0.53 years. The fair value of the RSUs issued was based upon the closing trading price of the Company’s common stock on the grant date of $9.75 per share. The grant date fair value of the RSUs granted was approximately $4.8 million. The Company recorded total expense, using straight line method over the vesting period of the RSUs, of $1,387,855 and $2,261,065 relating to the RSUs for the years ended December 31, 2022 and 2021, respectively.

Restricted Stock Issuances

On February 15, 2022, the Company granted 13,775 shares of restricted stock to two consultants that were engaged provide investor relations services with a total fair market value on date of issuance of $91,429. On March 14, 2022, the Company granted 692 shares of restricted stock to a consultant that was engaged to provide investor relations services with a total fair market value on date of issuance of $4,500. On June 7, 2022, the Company granted 679 shares of restricted stock to a consultant that was engaged to provide investor relations services with a total fair market value on date of issuance of $4,500. On July 8, 2022, the Company granted 30,303 shares of restricted stock to a consultant that was engaged to provide investor relations services with a total fair market value on date of issuance of $150,000 and warrants to purchase 15,459 shares of Common Stock with an exercise price of $13.26 per share for a period of five years from the date of issuance. The Company used the Black Scholes valuation method to determine fair value assuming the following: implied volatility of 112.75%, a risk free interest rate of 3.05% and have a fair value of $75,000. The warrants are expensed over the three-month term of the consulting agreement. On September 8, 2022, the Company issued 540 shares of restricted stock to a consultant that was engaged to provide investor relations services with a total fair market value on date of issuance of $4,500. All stock issuances are expensed upon issuance.

On October 8, 2022, the Company issued 6,878 shares of restricted stock to a consultant that was engaged to provide investor relations services with a total fair market value on date of issuance of $50,000 and warrants to purchase 4,659 shares of Common Stock with an exercise price of $14.54 per share for a period of five years from the date of issuance. The Company used the Black Scholes valuation method to determine fair value assuming the following: implied volatility of 112.75%, a risk free interest rate of 4.14%, have a fair value of $25,000 and are expensed upon issuance. During November 2022, the Company issued to Sherwood 7,092 shares of restricted Common Stock valued at $50,000 and were expensed when issued, and warrants to purchase 4,795 shares of Common Stock, with an exercise price of $14.10 per share. The Company used the Black Scholes valuation method to determine fair value assuming the following: implied volatility of 112.75%, a risk free interest rate of 4.39% and have a fair value of $25,000. The warrants are expensed when issued. On December 7, 2022, the Company issued 893 shares of restricted stock to a consultant that was engaged to provide investor relations services with a total fair market value on date of issuance of $4,501, expensed upon issuance.

On January 5, 2023, the Company issued 88,339 shares of restricted stock to a consultant that was engaged to provide investor relations services with a total fair market value on date of issuance of $100,000.

Stock Compensation Expense

Total stock-based compensation for the year ended December 31, 2022 was $3,743,963, of which $475,271 was classified as research and development expense and $3,268,692 was classified as general and administrative expense. Total stock-based compensation for the year ended December 31, 2021 was $3,282,384, of which $670,039 was classified as research and development expense and $2,612,345 was classified as general and administrative expense.

The Company currently estimates, beginning at the closing date of the November 2022 private placement on November 21, 2022, implied volatility factor for all options and warrants based upon a blend of the Parent Company’s and Company historical volatility. Up until November 21, 2022, the Company computed implied volatility based upon a blend of the Parent Company’s and Company historical volatility along with the volatility of selected comparable publicly traded companies as, at that time, the Company lacks sufficient historical stock trading activity. It incorporated the historical volatility of the Parent company as the Parent company’s historical volatility provides a good estimation of the Company’s volatility since its operations were identical to the Company’s prior to the spin-out.

Note 8 – Common Stock Warrants:

Outstanding Warrants

As of December 31, 2022, the Company had warrants outstanding consisted of the following:

Number
of shares
Warrants outstanding January 1,2021	978,077
Warrants issued	6,919,051
Warrants exercised	(1,631,603)
Warrants outstanding December 31, 2021	6,265,525
Warrants issued	2,028,762
Warrants expired	(1,049,368)
Warrants exercised	(65,000)
Warrants outstanding December 31, 2022	7,179,919

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

On January 3, 2022, pursuant to its advisory agreements, the Company issued warrants to purchase 10,300 shares of Common Stock, with an exercise price of $8.96 per share, for a period of five years from the issuance date. The Company used the Black-Scholes valuation model to calculate the value of these warrants issued to advisors during the year ended December 31, 2022. The fair value of the warrants was estimated at the date of issuance using the following weighted average assumptions: Dividend yield 0%; Expected term five years; weighted average implied volatility of 111.8%; and a weighted average Risk-free interest rate of 2.38%. The total expense recorded during the year period was approximately $147,000.

On November 22, 2022, pursuant to the November 2022 Private Placement (See Note 6 above), the Company issued warrants to purchase 1,993,485 shares of Common Stock, immediately with at an exercise price of $7.75 per share and expire five years from the date of issuance. The Exercise Price is subject to customary adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustment, on a “full ratchet” basis, in the event of any issuances of Common Stock, or securities convertible, exercisable or exchangeable for Common Stock, at a price below the then-applicable Exercise Price (subject to certain exceptions). The fair value of the warrants was estimated at the date of issuance using the following weighted average assumptions: Dividend yield 0%, Expected term five years; weighted average implied volatility of 105% and a weighted average Risk-free interest rate of 3.97%. The total value recorded during the year period, classified as a liability on the Company’s balance sheet in November 2022, is approximately $9.6 million. As of December 31, 2022, the liability is approximately $1.44 million.

As of December 31, 2022, the weighted average exercise price and the weighted average remaining life of the total warrants was $11.79 per warrant and 3.7 years, respectively.  The intrinsic value of the warrants as of December 31, 2022 was approximately $170,000.

During the year ended December 31, 2022, three affiliated warrant holders exercised 50,000 Series E Warrants to purchase 50,000 shares of Common Stock at $8.51 per share and one holder exercised 15,000 Series G Warrants to purchase 15,000 shares of Common Stock at $8.51 per share. Total cash proceeds from these warrant exercises was $553,150.

Note 9 - Fair Value Measurements

Fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management as of and during the years ended December 31, 2022 and 2021. The carrying amounts of cash equivalents, accounts receivable, other current assets, other assets, accounts payable, and accrued expenses approximated their fair values as of December 31, 2022 and 2021 due to their short-term nature. The fair value of the bifurcated embedded derivative related to the convertible preferred stock was estimated using a Monte Carlo simulation model, which uses as inputs the fair value of our common stock and estimates for the equity volatility and traded volume volatility of our common stock, the time to maturity of the convertible preferred stock, the risk-free interest rate for a period that approximates the time to maturity, dividend rate, a penalty dividend rate, and our probability of default. The fair value of the warrant liability was estimated using the Black Scholes Model which uses as inputs the following weighted average assumptions: dividend yield, expected term in years; equity volatility; and risk-free interest rate.

Fair Value on a Recurring Basis

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. The estimated fair value of the warrant liability and bifurcated embedded derivatives represent Level 3 measurements. The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at December 31, 2022 and 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		December 31	December 31
Description	Level	2022	2021
Liabilities:
Warrant liability (Note 6)	3	$1,510,000	$—
Bifurcated embedded derivative liability (Note 6)	3	$369,400	$—

The following table sets forth a summary of the change in the fair value of the warrant liability that is measured at fair value on a recurring basis:

December 31, 2022
Balance on December 31, 2021	$—
Issuance of warrants	9,915,000
Change in fair value of warrant liability	8,405,000
Balance on December 31, 2022	$1,510,000

The following table sets forth a summary of the change in the fair value of the bifurcated embedded derivative liability that is measured at fair value on a recurring basis:

December 31, 2022
Balance on December 31, 2021	$—
Issuance of convertible preferred stock with bifurcated embedded derivative	2,191,300
Change in fair value of bifurcated embedded derivative	1,821,900
Balance on December 31, 2022	$369,400

Note 10 – Subsequent Events

Refer to Notes 6 and 7 for disclosure of applicable subsequent events.