Form 10-Q
period 2023-03-31
Synaptogenix, Inc.
filed 2023-05-15
CIK 1571934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

As of May 10, 2023, there were 7,359,871 shares of the registrant’s common stock, $0.0001 par value per share, issued and outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements. These statements, identified by words such as “plan,” “anticipate,” “believe,” “estimate,” “should,” “expect” and similar expressions, include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, the significant length of time associated with drug development and related insufficient cash flows and resulting illiquidity, our patent portfolio, our inability to expand our business, significant government regulation of pharmaceuticals and the healthcare industry, lack of product diversification, availability of our raw materials, existing or increased competition, stock volatility and illiquidity, and our failure to implement our business plans or strategies. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. You should carefully review this report in its entirety, including but not limited to our financial statements and the notes thereto and the risks described in Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the Securities and Exchange Commission (the “SEC”) on March 21, 2023. We advise you to carefully review the reports and documents we file from time to time with the SEC including our current reports on Form 8-K. Except for our ongoing obligations to disclose material information under securities laws, we undertake no obligation to publicly release any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

Synaptogenix, Inc.

Condensed Balance Sheets

(Unaudited)

	March 31,	December 31,
	2023	2022
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$35,780,630	$37,478,480
Prepaid Clinical trial expenses	139,942	367,714
Prepaid expenses and other current assets	586,364	739,467

TOTAL CURRENT ASSETS	36,506,936	38,585,661

Fixed assets, net of accumulated depreciation	22,493	22,145

TOTAL ASSETS	$36,529,429	$38,607,806

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$355,901	$660,206
Accrued expenses	538,945	536,714
Dividend payable	381,964	115,890

TOTAL CURRENT LIABILITIES	1,276,810	1,312,810

Warrant liability	922,000	1,510,000
Derivative liability	144,500	370,300

TOTAL LIABILITIES	2,343,310	3,193,110

Commitments and contingencies

Series B Convertible redeemable preferred stock, $.0001 par value and $1,000 face value, 1,000,000 shares authorized; 15,000 and 15,000 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively. Liquidation preference of $15,000,000 plus dividends accrued at 7% per annum of $381,964 as of March 31, 2023.	2,721,723	2,721,723

STOCKHOLDERS' EQUITY
Common stock - 150,000,000 shares authorized as of December 31, 2022, $0.0001 par value; 7,359,871 shares issued and outstanding as of March 31, 2023 and 7,267,032 shares issued and outstanding as of December 31, 2022.	737	728
Additional paid-in capital	53,273,034	52,523,762
Accumulated deficit	(21,809,375)	(19,831,517)

TOTAL STOCKHOLDERS’ EQUITY	31,464,396	32,692,973

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$36,529,429	$38,607,806

See accompanying notes to condensed financial statements.

Synaptogenix, Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2023	2022
OPERATING EXPENSES:
Research and development	$877,717	$1,486,074
General and administrative	2,044,224	1,796,458

TOTAL OPERATING EXPENSES	2,921,941	3,282,532

OTHER INCOME (EXPENSE):
Interest income	396,357	4,610
Change in fair value of warrant liability	588,000	—
Change in fair value of derivative liability	225,800	—
TOTAL OTHER INCOME (EXPENSE)	1,210,157	4,610

Net loss before income taxes	1,711,784	3,277,922

Provision for income taxes	—	—

Net loss	1,711,784	3,277,922

Preferred Stock dividends	266,074	—

Net loss attributable to common stockholders	$1,977,858	$3,277,922

PER SHARE DATA:

Basic and diluted loss per common share	$0.26	$0.47

Basic and diluted weighted average common shares outstanding	7,501,400	6,939,200

See accompanying notes to condensed financial statements.

Synaptogenix, Inc.

Condensed Statements of Changes in Stockholders’ Equity

(Unaudited)

	Three Months Ended March 31, 2022
					Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance January 1, 2022	—	$—	6,730,180	$674	$47,670,744	$(14,141,670)	$33,529,748

Stock based compensation	—	—	—	—	711,558	—	711,558

Issuance of warrants for consulting fees	—	—	—	—	71,603	—	71,603

Issuance of common stock for consulting fees	—	—	14,467	1	95,850	—	95,851

Exercise of common stock warrants	—	—	65,000	7	553,143	—	553,150

Net loss	—	—	—	—	—	(3,277,922)	(3,277,922)

Balance March 31, 2022	$—	$—	6,809,647	$682	$49,102,898	$(17,419,592)	$31,683,988

	Three Months Ended March 31, 2023
					Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance January 1, 2023	15,000	$2,721,723	7,267,032	$728	$52,523,762	$(19,831,517)	$32,692,973

Stock based compensation	—	—	—	—	644,781	—	644,781

Issuance of common stock for consulting fees	—	—	92,839	9	104,491	—	104,500

Preferred dividends	—	—	—	—	—	(266,074)	(266,074)

Net loss	—	—	—	—	—	(1,711,784)	(1,711,784)

Balance March 31, 2023	15,000	$2,721,723	7,359,871	$737	$53,273,034	$(21,809,375)	$31,464,396

See accompanying notes to condensed financial statements.

Synaptogenix, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2023	March 31, 2022
CASH FLOW USED IN OPERATING ACTIVITIES
Net loss	$(1,711,784)	$(3,277,922)
Adjustments to reconcile net loss to net cash used by operating activities
Stock based compensation	644,781	711,558
Change in fair value of warrant liability	(588,000)	—
Change in fair value of derivative liability	(225,800)	—
Consulting services paid by issuance of common stock	104,500	95,850
Consulting services paid by issuance of common stock warrants	—	71,603
Depreciation expense	1,690	1,319
Change in assets and liabilities:
Decrease in prepaid expenses	380,875	237,759
Decrease in accounts payable	(304,305)	(895,156)
Increase (decrease) in accrued expenses	2,231	(430,417)
Total adjustments	15,972	(207,484)

Net Cash Used in Operating Activities	(1,695,812)	(3,485,406)

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchase of fixed assets	(2,038)	—

Net Cash Used in Investing Activities	(2,038)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of investor warrants	—	553,150

Net Cash Provided by Financing Activities	—	553,150

NET DECREASE IN CASH AND EQUIVALENTS	(1,697,850)	(2,932,256)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	37,478,480	5,795,055

CASH AND EQUIVALENTS AT END OF PERIOD	$35,780,630	$2,862,799

DISCLOSURES OF NON-CASH FINANCING ACTIVITIES:

Accrual of Series B Convertible Preferred Stock Dividend	$266,074	$—

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

Neurotrope Bioscience, Inc. was incorporated in Delaware on October 31, 2012 to advance new therapeutic and diagnostic technologies in the field of neurodegenerative disease, primarily Alzheimer’s disease (“AD”). The Company is collaborating with Cognitive Research Enterprises, Inc. (formerly known as the Blanchette Rockefeller Neurosciences Institute, or BRNI) (“CRE”), a related party, in this process. The exclusive rights to certain technology were licensed by CRE to the Company on February 28, 2013 (see Note 4 - Related Party Transactions).

In connection with the separation from Neurotrope, the Company entered into a Separation and Distribution Agreement and several other ancillary agreements. These agreements govern the relationship between the parties after the separation and allocate between the parties’ various assets, liabilities, rights and obligations following the separation, including employee benefits, intellectual property, information technology, insurance and tax-related liabilities.

On December 16, 2022, the Company issued a press release announcing that an extended confirmatory Phase 2 study of Bryostatin-1 in moderate to severe AD (Study #204) did not achieve statistical significance on the primary endpoint, which was changed from baseline to Week 13 in the Severe Impairment Battery (“SIB”) total score assessment obtained after completion of the second seven-dose course of treatment (week 28 of trial). On March 7, 2023, the Company announced results of its analysis of secondary endpoints and post hoc analysis from our Phase 2 study of Bryostatin-1. In the secondary endpoint analysis, changes from baseline at Weeks 9, 20, 24, 30, and 42 in the SIB (Severe Impairment Battery) total score were not statistically significant in the total patient population, and no pre-specified secondary endpoints were met with statistical significance in the low-to-moderately severe AD patient stratum. However, nearly all pre-specified secondary endpoints in the most advanced and severe AD (Mini Mental State Exam 2 (“MMSE”) (baseline scores: 10-14) patient population, with baseline MMSE-2 (Mini-Mental State Examination, 2nd Edition) scores of 10-14, were achieved with statistical significance (p = <0.05, 2-tailed). Data also showed statistical significance in exploratory secondary endpoints for the MMSE-2 10-14 stratum, and post hoc analysis was positive.

Liquidity Uncertainties

As of March 31, 2023, the Company had approximately $35.8 million in cash and cash equivalents as compared to $37.5 million at December 31, 2022. The Company expects that its current cash and cash equivalents, approximately $35 million as of the date of this Quarterly Report on Form 10-Q, will be sufficient to support its projected operating requirements for at least the next 12 months from this date. The operating requirements include the current development plans for Bryostatin-1, our novel drug candidate targeting the activation of Protein Kinase C Epsilon and other development projects.

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

Note 2 – Summary of Significant Accounting Policies:

Basis of Presentation:

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the unaudited condensed financial statements included herein contain all adjustments necessary to present fairly the Company’s financial position and the results of its operations and cash flows for the interim periods presented. Such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2023 may not be indicative of results for the full year. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and the notes to those statements for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 21, 2023.

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

Net Earnings or Loss per Share:

Net earnings or loss per share is computed by dividing net income or loss by the weighted-average number of shares of common stock outstanding during the period, excluding shares subject to redemption or forfeiture. The Company presents basic and diluted net earnings or loss per share. Diluted net earnings or loss per share reflect the actual weighted average of shares of common stock issued and outstanding during the period, adjusted for potentially dilutive securities outstanding. Potentially dilutive securities are excluded from the computation of the diluted net earnings or loss per share if their inclusion would be anti-dilutive.

As all potentially dilutive securities are anti-dilutive as of March 31, 2023 and 2022, diluted net loss per share is the same as basic net loss per share for the three months ended March 31, 2023 and 2022.

The dilutive securities that have been excluded from the calculation of diluted net loss per share for the three months ended March 31, 2023 and 2022 respectively, because to do so would be anti-dilutive (in Common Stock equivalents), are as follows:

	March 31, 2023	March 31, 2022
Common stock warrants	7,179,919	6,210,825
Common stock options	741,850	130,000
Unvested restricted stock units	0	495,000
Total	7,921,769	6,835,825

Cash and Cash Equivalents and Concentration of Credit Risk:

The Company considers all highly liquid cash investments with an original maturity of three months or less when purchased to be cash equivalents. At March 31, 2023, the Company’s cash balances that exceed the current insured amounts under the Federal Deposit Insurance Corporation (“FDIC”) were approximately $0.6 million. In addition, approximately $35.2 million included in cash and cash equivalents were invested in a money market fund, which is not insured under the FDIC.

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

Fixed Assets and Leases:

The Company has two leases, one of which has a term of two years during the respective reporting periods. The Company has deemed the two year lease immaterial and has not recorded it as an obligation on the balance sheet nor a right-of-use asset.  The total future expense relating to this lease is approximately $50,000 per year.

Fixed assets are stated at cost less accumulated depreciation. Depreciation is computed on a straight line basis over the estimated useful life of the asset, which is deemed to be between three and ten years.

Research and Development Costs:

All research and development costs, including costs to maintain or expand the Company’s patent portfolio licensed from CRE are expensed when incurred. Non-refundable advance payments for research and development are capitalized because the right to receive those services represents an economic benefit. Such capitalized advances will be expensed when the services occur and the economic benefit is realized. There were no capitalized research and development services, other than non-refundable advance payments as mentioned below for Worldwide Clinical Trials, Inc. (“WCT”), at March 31, 2023 and December 31, 2022.

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

The Company had federal and state net operating loss carryforwards for income tax purposes of approximately $91 million for the period from October 31, 2012 (inception) through March 31, 2023. The net operating loss carryforwards resulted in Federal and state deferred tax asset of approximately $26.8 million at March 31, 2023. Income tax effects of share-based payments are recognized in the financial statements for those awards that will normally result in tax deductions under existing tax law. However, the deferred tax asset is offset by a full valuation allowance.

The Company may be subject to significant U.S. federal income tax-related liabilities with respect to the Spin-Off if there is a determination that the Spin-Off is taxable for U.S. federal income tax purposes. In connection with the Spin-Off, the Company believes that, among other things, the Spin-Off should qualify as a tax-free transaction for U.S. federal income tax purposes under Section 355 and Section 368(a)(1)(D) of the Internal Revenue Code of 1986 (the “Code”). If the conclusions of the tax opinions are not correct, or if the Spin-Off is otherwise ultimately determined to be a taxable transaction, the Company would be liable for U.S. federal income tax related liabilities. Pursuant to the Separation and Distribution Agreement and the Tax Matters Agreement, Neurotrope agreed to indemnify Synaptogenix for certain liabilities, and Synaptogenix agreed to indemnify Neurotrope for certain liabilities, in each case for uncapped amounts. Indemnities that Synaptogenix may be required to provide Neurotrope are not subject to any cap, may be significant and could negatively impact Synaptogenix’s business, particularly with respect to indemnities provided in the Tax Matters Agreement. Third parties could also seek to hold Synaptogenix responsible for any of the liabilities that Neurotrope has agreed to retain. Further, the indemnity from Neurotrope may not be sufficient to protect Synaptogenix against the full amount of such liabilities, and Neurotrope may not be able to fully satisfy its indemnification obligations. Moreover, even if Synaptogenix ultimately succeeds in recovering from Neurotrope any amounts for which Synaptogenix is held liable, Synaptogenix may be temporarily required to bear these losses. At March 31, 2023 and as of the date of financial statement issuance date, the Company does not have any indemnification liabilities.

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

Expense Reimbursement for Grant Award:

The Company reduces its research and development expenses by funding received or receivable from an NIH grant during the period that the expenses are incurred. The Company recognized grant related expense reductions during the three months ended March 31, 2023 of $0 and approximately $100,000 for the three months ended March 31, 2022. See Note 5, “Other Commitments – Clinical Trial Services Agreements.”

Of the total $2.7 million available from the NIH grant, the Company has received the maximum reimbursements under the grant as of March 31, 2023.

Recent Accounting Pronouncements:

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, which reduces the number of accounting models for convertible instruments, amends diluted earnings per share calculations for convertible instruments and allows more contracts to qualify for equity classification. ASU 2020-06 will be effective for interim and annual periods beginning after December 15, 2021. The Company has adopted ASU 2020-06 as of January 1, 2022.

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This standard establishes an impairment model (known as the current expected credit loss (“CECL”) model) that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses, which is intended to result in a timelier recognition of losses. Under the CECL model, entities will estimate credit losses over the entire contractual term of the instrument (considering estimated prepayments, but not expected extensions or modifications) from the date of initial recognition of the financial instrument. Measurement of expected credit losses are to be based on relevant forecasts that affect collectability. The scope of financial assets within the CECL methodology is broad and includes trade receivables from certain revenue transactions and certain off-balance sheet credit exposures. Different components of the guidance require modified retrospective or prospective adoption.

In November 2018, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments-Credit Losses. ASU 2018-19 clarifies that receivables arising from operating leases are not within the scope of the credit losses standard. Instead, entities would need to apply other U.S. GAAP, namely Topic 842 (Leases), to account for changes in the collectability assessment for operating leases. Other than operating lease receivables, Partnership trade receivables include receivables from finance leases and equipment sales. Under Topic 606 (Revenue from Contracts with Customers), revenue is recognized when, among other criteria, it is probable that the entity will collect the consideration to which it is entitled for goods or services transferred to a customer. At the point that finance lease receivables are recorded, they become subject to the CECL model and estimates of expected credit losses over their contractual life will be required to be recorded at inception based on historical information, current conditions, and reasonable and supportable forecasts. Trade receivables derived from equipment sales are of short duration and there is not a material difference between incurred losses and expected losses.

In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, which amends and clarifies several provisions of Topic 326. In May 2019, the FASB issued ASU 2019-05, Financial Instruments-Credit Losses (Topic 326): Targeted Transition Relief, which amends Topic 326 to allow the fair value option to be elected for certain financial instruments upon adoption. ASU 2019-10 extended the effective date of ASU 2016-13 until December 15, 2022. The Company adopted this new guidance, including the subsequent updates to Topic 326, on January 1, 2023 and the adoption did not have a material impact on the Company’s financial statements and related disclosures

Note 3– Collaborative Agreements and Commitments:

Stanford License Agreements

On May 12, 2014, the Company entered into a license agreement (the “Stanford Agreement”) with The Board of Trustees of The Leland Stanford Junior University (“Stanford”), pursuant to which Stanford has granted to the Company a revenue-bearing, world-wide right and exclusive license, with the right to grant sublicenses (on certain conditions), under certain patent rights and related technology for the use of bryostatin structural derivatives, known as “bryologs,” for use in the treatment of central nervous system disorders, lysosomal storage diseases, stroke, cardio protection and traumatic brain injury, for the life of the licensed patents. The Company is required to use commercially reasonable efforts to develop, manufacture and sell products (“Licensed Products”) in the Licensed Field of Use (as defined in the Stanford Agreement) during the term of the licensing agreement which expires upon the termination of the last valid claim of any licensed patent under this agreement. In addition, the Company must meet specific product development milestones, and upon meeting such milestones, make specific milestone payments to Stanford. The Company must also pay Stanford royalties of 3% of net sales, if any, of Licensed Products (as defined in the Stanford Agreement) and milestone payments of up to $3.7 million dependent upon stage of product development. As of March 31, 2023, no royalties nor milestone payments have been required.

On January 19, 2017, the Company entered into a second license agreement with Stanford, pursuant to which Stanford has granted to the Company a revenue-bearing, world-wide right and exclusive license, with the right to grant sublicenses (on certain conditions), under certain patent rights and related technology for the use of “Bryostatin Compounds and Methods of Preparing the Same,” or synthesized bryostatin, for use in the treatment of neurological diseases, cognitive dysfunction and psychiatric disorders, for the life of the licensed patents. The Company paid Stanford $70,000 upon executing the license and is obligated to pay an additional $10,000 annually as a license maintenance fee. In addition, based upon certain milestones that include product development and commercialization, the Company will be obligated to pay up to an additional $2.1 million and between 1.5% and 4.5% royalty payments on certain revenues generated by the Company relating to the licensed technology. On November 9, 2021, the Company revised the existing licensing agreement with Stanford. The revisions extended all the required future product development and commercialization milestones. The Company is currently in full compliance with the revised agreement and is moving forward on its commitments. As of March 31, 2023, no royalties nor milestone payments have been earned or made.

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

The Company is required to pay Mt. Sinai milestone payments of $2.0 million upon approval of a new drug application (“NDA”) in the United States and an additional $1.5 million for an NDA approval in the European Union or Japan. In addition, the Company is required to pay Mt. Sinai royalties on net sales of licensed product of 2.0% for up to $250 million of net sales and 3.0% of net sales over $250 million. Since inception, the Company has paid Mt. Sinai approximately $190,000 consisting of licensing fees of $115,000 plus development costs and patent fees of approximately $75,000. As of March 31, 2023, no royalties nor milestone payments have been required.

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

In connection with the Supply Agreement, on June 9, 2020, the Company entered into a transfer agreement (the “Transfer Agreement”) with BryoLogyx. Pursuant to the terms of the Transfer Agreement, the Company agreed to assign and transfer to BryoLogyx all of the Company’s right, title and interest in and to that certain Cooperative Research and Development Agreement, dated as of January 29, 2019 (the “CRADA”), by and between the Company and the U.S. Department of Health and Human Services, as represented by the NCI, under which Bryostatin-1’s ability to modulate CD22 in patients with relapsed/refractory CD22+ disease has been evaluated to date. Pursuant to guidance provided by NCI, the Company CRADA has been cancelled and BryoLogyx has initiated a request for a new CRADA in its name. BryoLogyx will be filing its own investigational new drug application (“IND”) for CD22 with the FDA. As consideration for the transfer of rights to the CRADA, BryoLogyx has agreed to pay to the Company 2% of the gross revenue received in connection with the sale of bryostatin products, up to an aggregate payment amount of $1 million. No such revenues have been earned as of March 31, 2023.

Nemours Agreement

On September 5, 2018, we announced a collaboration with Nemours A.I. DuPont Hospital (“Nemours”), a premier U.S. children’s hospital, to initiate a clinical trial in children with Fragile X syndrome, a genetic disorder. In addition to the primary objective of safety and tolerability, measurements will be made of working memory, language and other functional aspects such as anxiety, repetitive behavior, executive functioning, and social behavior. On August 5, 2021, the Company announced its memorandum of understanding with Nemours to initiate a clinical trial using Bryostatin-1, under Orphan Drug Status, to treat Fragile X. The Company intends to provide the Bryostatin-1 and obtain the IND, and Nemours intends to provide the clinical site and attendant support for the trial. The Company and Nemours, jointly, will develop the trial protocol. The Company estimates its total trial and IND cost to be approximately $2.0 million. As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company has incurred cumulative expenses associated with this agreement of approximately $100,000.

The Company has filed an IND with the FDA. The FDA has placed the development of the IND on clinical hold pending completion of further analytics relating to drug pharmacokinetics and pharmacodynamics. The Company is currently evaluating its plans to advance Fragile X development.

Cleveland Clinic

On February 23, 2022, the Company announced its collaboration with the Cleveland Clinic to pursue possible treatments for Multiple Sclerosis. The collaboration entails filing an IND and conducting initial clinical trials using Bryostatin-1. Future development work will be conducted pursuant to statements of work to be determined.

Cognitive Research Enterprises, Inc. (“CRE”)

Effective October 31, 2012, the Company executed a Technology License and Services Agreement (the “TLSA”) with CRE, a related party, and NRV II, LLC (“NRV II”), another affiliate of CRE, which was amended by Amendment No. 1 to the TLSA as of August 21, 2013, as amended and restated on February 4, 2015 (the “CRE License Agreement”). Pursuant to the CRE License Agreement, CRE and NRV II provide research services and have granted the Company the exclusive and nontransferable world-wide, royalty-bearing right, with a right to sublicense (in accordance with the terms and conditions described below), under CRE’s and NRV II’s respective right, title and interest in and to certain patents and technology owned by CRE or licensed to NRV II by CRE as of or subsequent to October 31, 2012, to develop, use, manufacture, market, offer for sale, sell, distribute, import and export certain products or services for therapeutic applications for AD and other cognitive dysfunctions in humans or animals (the “Field of Use”). Additionally, the CRE License Agreement specifies that all patents that issue from a certain patent application shall constitute licensed patents and all trade secrets, know-how and other confidential information claimed by such patents constitute licensed technology under the CRE

License. The CRE License Agreement terminates on the later of the date (a) the last of the licensed patent expires, is abandoned, or is declared unenforceable or invalid or (b) the last of the intellectual property enters the public domain.

After Neurotrope’s initial Series A Stock financing, the CRE License Agreement required the Company to enter into scope of work agreements with CRE as the preferred service provider for any research and development services or other related scientific assistance and support services. There were no such statements of work agreements entered into during the years ended December 31, 2022 and 2021, respectively, or during the three months ended March 31, 2023.

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

Note 4- Related Party Transactions:

On August 4, 2016, Neurotrope entered into a consulting agreement with SM Capital Management, LLC (“SMCM”), a limited liability company owned and controlled by the Company’s Chairman of the Board, Mr. Joshua N. Silverman (the “Consulting Agreement”). Pursuant to the Consulting Agreement, SMCM shall provide consulting services which shall include, but not be limited to, providing business development, financial communications and management transition services, for a one-year period, subject to annual review thereafter. SMCM’s annual consulting fee is $120,000, payable by the Company in monthly installments of $10,000. This contract was assigned to the Company as of December 1, 2020. For the three months ended March 31, 2023 and 2022, $30,000 is reflected in the Company’s statements of operations, respectively.

Note 5 – Other Commitments:

Clinical Trial Services Agreements

On July 23, 2020, the Company entered into the 2020 Services Agreement with WCT. The 2020 Services Agreement relates to services for the current Phase 2 clinical trial assessing the safety, tolerability and long-term efficacy of Bryostatin-1 in the treatment of moderately severe AD subjects not receiving memantine treatment (the “2020 Study”).On January 22, 2022, the Company executed a change order with WCT to accelerate trial subject recruitment totaling approximately $1.4 million. In addition, on February 10, 2022, the Company signed an additional agreement with a third-party vendor to assist with the increased trial recruitment retention totaling approximately $1.0 million which was subsequently canceled with no charges incurred by the Company. The updated total estimated budget for the current trial services, including pass-through costs, was approximately $11.0 million. As noted below, Neurotrope was granted a $2.7 million award from the National Institutes of Health, which award was used to support the Phase 2 Study, resulting in an estimated net budgeted cost of the Phase 2 Study to Neurotrope of $9.3 million. Synaptogenix may terminate the 2020 Services Agreement without cause upon 60 days prior written notice.

The Company was awarded a $2.7 million grant from the NIH, which will be used to support the 2020 Study, resulting in an estimated net budgeted cost of the 2020 Study to the Company of $8.3 million. The NIH grant provided for funds in the first year, which began in April 2020, of approximately $1.0 million and funding in year two, which began April 2021, of approximately $1.7 million. As of February 22, 2022, virtually all of the NIH grant has been received and offset against the clinical trial costs. The Company incurred approximately $10.4 million of cumulative expenses associated with the current Phase 2 clinical trial as of March 31, 2023. Of the total $10.4 million incurred for the trial as of March 31, 2023, approximately $0.3 million and $3.4 million is reflected in the statement of operations for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023 included in the Company’s balance sheet, approximately $140,000 of WCT prepayments is included as a prepaid expense and other current assets. In addition, approximately $141,000 is included in accounts payable and accrued expenses.

On May 12, 2022, the Company entered into a services agreement with WCT (the “2022 Services Agreement”). The 2022 Services Agreement related to services for a Phase 2 “open label,” dose ranging study, clinical trial assessing the safety, tolerability and efficacy of Bryostatin-1 administered via infusion in the treatment of moderately severe to severe AD subjects not receiving memantine treatment (the “2022 Study”).

Pursuant to the terms of the 2022 Services Agreement, WCT provided services to enroll approximately twelve 2022 Study subjects. The first 2022 Study site was initiated during the third quarter of 2022. The total estimated budget for the services, including pass-through costs, is currently approximately $2.0 million. The Company terminated the 2022 Services Agreement in December 2022.

The Company incurred approximately $1.5 of cumulative expenses associated with the current 2022 Study as of March 31, 2023. Of the total $1.5 incurred for the trial as of March 31, 2023, approximately $124,000 and $0 is reflected in the statement of operations for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, $0 of WCT 2022 Study prepayments is included as a prepaid expense and other current assets in the Company’s balance sheet. In addition, approximately $45,000 is included in accounts payable and accrued expenses.

Other Consulting Agreements

Effective as of January 1, 2021, the Company entered into an amended consulting agreement with Katalyst Securities LLC (“Katalyst”) reducing the cash payment to $20,000 per month. Effective as of January 1, 2022, the Company entered into an additional amended consulting agreement with Katalyst reducing the cash payment to $10,000 per month beginning February 1, 2022 through December 31, 2022 and eliminating any further warrant issuances. In addition, on February 16, 2021, Katalyst was granted warrants to purchase 25,000 shares of Common Stock at $11.46 per share; on April 1, 2021, was granted warrants to purchase an additional 4,500 shares of Common Stock at $8.80 per share; on July 1, 2021, was granted warrants to purchase an additional 4,500 shares of Common Stock at $9.76 per share; on October 1, 2021, was granted warrants to purchase an additional 4,500 shares of Common Stock at $9.30 per share; and on January 3, 2022, was granted warrants to purchase an additional 4,500 shares of Common Stock at $8.69 per share. For the three months ended March 31, 2023 and 2022, $0 and $81,283 is reflected in the Company’s statements of operations, respectively. The Company uses the Black Scholes method to value its warrant issuances to Katalyst. All warrants assume a 0% dividend rate, have a term of five years and are expensed at fair value upon issuance. The Company terminated the Katalyst Agreement in December 2022.

Effective as of January 1, 2021, the Company entered into an amended consulting agreement with GP Nurmenkari, Inc. (“GPN”) (the “GPN Agreement”) reducing the cash payment to $12,000 per month. Effective as of July 1, 2021, the Company entered into a second amended consulting agreement with GPN increasing the cash payment to $20,000 per month and increasing warrants issued for each three-month period beginning July 1, 2021 to 5,800, with the last issuance on October 1, 2021. Effective as of January 1, 2022, the Company entered into an additional amended consulting agreement with GPN reducing the cash payment to $10,000 per month beginning February 1, 2022 through December 31, 2022 and eliminating any further warrant issuances. In addition, on February 16, 2021, GPN was granted warrants to purchase 10,000 shares of Common Stock at $11.46 per share; on April 1, 2021, was granted warrants to purchase an additional 2,500 shares of Common Stock at $8.80 per share; on July 1, 2021, was granted warrants to purchase an additional 5,800 shares of Common Stock at $9.76 per share; on October 1, 2021, was granted warrants to purchase an additional 5,800 shares of Common Stock at $9.30 per share; and on January 3, 2022, was granted warrants to purchase an additional 5,800 shares of Common Stock at $8.69 per share. For the three months ended March 31, 2023 and 2022, $0 and $90,320 is reflected in the Company’s statements of operations, respectively. The Company uses the Black Scholes method to value its warrant issuances to GPN. All warrants assume a 0% dividend rate, have a term of five years and are expensed at fair value upon issuance. The Company terminated the GPN Agreement in December 2022.

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

The term of Dr. Tuchman’s employment pursuant to the Offer Letter is one year, which shall be extended automatically for six-month periods unless either party gives timely written notice. Dr. Tuchman’s agreement was previously extended until December 7, 2022. On August 4, 2022, the Company entered into an amendment to the Offer Letter to extend the term of Dr. Tuchman’s employment through June 7, 2023, and such term shall be extended for an additional six months upon Dr. Tuchman’s written notice to the Company at least 30 days prior to June 7, 2023. Pursuant to the Amendment, if Dr. Tuchman is terminated without Cause (as defined in the Offer Letter), Dr. Tuchman shall be entitled to severance equal to six months of Dr. Tuchman’s annual base salary.

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

November 2022 Private Placement

On November 17, 2022, the Company entered into a Securities Purchase Agreement (as amended on May 11, 2023, the “November Purchase Agreement”) with certain accredited investors (the “November Investors”), pursuant to which it agreed to sell to the November Investors (i) an aggregate of 15,000 shares of the Company’s newly-designated Series B convertible preferred stock with a stated value of $1,000 per share (the “Series B Preferred Stock”), initially convertible into up to 1,935,485 shares of Common Stock at a conversion price of $7.75 per share (the “Series B Preferred Shares”), and (ii) warrants to acquire up to an aggregate of 1,935,485 shares of Common Stock (the “November Warrants”) (collectively, the “November Private Placement”). On May 12, 2023, the Company filed an amendment (the “CoD Amendment”) to the Certificate of Designations with the Secretary of State for the State of Delaware, pursuant to which the Company amended the terms of the Series B Preferred Stock by removing all references to the “Make-Whole Amount”.  In connection with the CoD Amendment, on May 11, 2023, the Company entered into an amendment to the November Purchase Agreement pursuant to which it agreed to extend the investors’ right of participation in a subsequent financing until the one year anniversary following the later of (x) such time that the Preferred Shares are no longer outstanding and (y) the maturity date of the Series B Preferred Stock.

The terms of the Series B Preferred Stock are as set forth in the Certificate of Designations for the Series B Preferred Stock (as amended on March 17, 2023 and May 12, 2023, the “Certificate of Designations”). The Series B Preferred Stock will be convertible into Series B Preferred Shares at the election of the holder at any time at an initial conversion price of $7.75 (the “Conversion Price”). The Conversion Price is subject to customary adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustment in the event of any issuances of Common Stock, or securities convertible, exercisable or exchangeable for Common Stock, at a price below the then-applicable Conversion Price (subject to certain exceptions). The Company will be required to redeem the Series B Preferred Stock in 15 equal monthly installments, commencing on June 1, 2023. The amortization payments due upon such redemption are payable, at the Company’s election, in cash, or subject to certain limitations, in shares of Common Stock valued at the lower of (i) the Conversion Price then in effect and (ii) the greater of (A) a 15% discount to the average of the three lowest closing prices of the Common Stock during the thirty trading day period immediately prior to the date the amortization payment is due or (B) the lower of $1.25 and $0.172, which equals 20% of the Minimum Price (as defined in Rule 5635 of the Rule of the Nasdaq Stock Market) on April 14, 2023, the date of receipt of Nasdaq Stockholder Approval (as defined below); provided that if the amount set forth in clause B is the lowest effective price, the Company will be required to pay the amortization payment in cash. The Company may require holders to convert their Series B Preferred Stock into Series B Preferred Shares if the closing price of the Common Stock exceeds $11.625 per share for 20 consecutive trading days and the daily trading volume of the Common Stock exceeds 100,000 shares per day during the same period and certain equity conditions described in the Certificate of Designations are satisfied.

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

Notwithstanding the foregoing, the Company’s ability to settle conversions and make amortization payments using shares of Common Stock is subject to certain limitations set forth in the Certificate of Designations, including a limit on the number of shares that may be issued until the time, if any, that the Company’s stockholders have approved the issuance of more than 19.9% of the Company’s outstanding shares of Common Stock in accordance with Nasdaq listing standards (the “Nasdaq Stockholder Approval”). The Company agreed to seek stockholder approval of these matters at a meeting to be held no later than June 1, 2023, and such approval was obtained at the Company’s special meeting of stockholders held on April 14, 2023. Further, the Certificate of Designations contains a certain beneficial ownership limitation after giving effect to the issuance of shares of Common Stock issuable upon conversion of, or as part of any amortization payment under, the Certificate of Designations or November Warrants.

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

In connection with the November Purchase Agreement, the Company and the November Investors entered into a Registration Rights Agreement (the “November Registration Rights Agreement”) on November 17, 2022. Under the terms of the November Registration Rights Agreement, the Company agreed to register 200% of the Series B Preferred Shares, the Warrant Shares and the shares of Common stock issuable as amortization payments as well as any shares of Common stock paid as dividends. The Company filed a registration statement for the resale of such securities on December 16, 2022. The Company also agreed to other customary obligations regarding registration, including indemnification and maintenance of the effectiveness of the registration statement.

In connection with the November Private Placement, pursuant to an Engagement Letter, between the Company and Katalyst Securities LLC (the “November Placement Agent”), the Company paid the November Placement Agent (i) a cash fee equal to 7% of the gross proceeds from any sale of securities in the November Private Placement and (ii) warrants to purchase shares of Common Stock equal to 3% of the number of shares of Common stock that the Series B Preferred Shares are initially convertible into, with an exercise price of $7.75 per share and a five-year term.

Accounting Treatment of November Private Placement

Series B Preferred Shares

The Series B Preferred Shares were determined to be more akin to a debt-like host than an equity-like host. The Company identified the following embedded features that are not clearly and closely related to the debt host instrument: 1) make-whole interest upon a contingent redemption event, 2) make-whole interest upon a conversion event, 3) an installment redemption upon an Equity Conditions Failure (as defined in the Certificate of Designation), and 4) variable share-settled installment conversion. These features were bundled together, assigned probabilities of being affected and measured at fair value. Subsequent changes in fair value of these features are recognized in the Consolidated Statement of Operations. The Company estimated the $2.2 million fair value of the bifurcated embedded derivative at issuance using a Monte Carlo simulation model, with the following inputs: the fair value of our Common stock of $6.52 on the issuance date, estimated equity volatility of 85.0%, estimated traded volume volatility of 255.0%, the time to maturity of 1.61 years, a discounted market interest rate of 7.3%, dividend rate of 7%, a penalty dividend rate of 15.0%, and probability of default of 8.2%. The fair value of the bifurcated derivative liability was estimated utilizing the with and without method which uses the probability weighted difference between the scenarios with the derivative and the plain vanilla maturity scenario without a derivative.

The discount to the fair value is included as a reduction to the carrying value of the Series B Preferred Shares. During 2022, the Company recorded a total discount of approximately $12.3 million upon issuance of the Series B Preferred Shares, which was comprised of the issuance date fair value of the associated embedded derivative of approximately $2.2 million, stock issuance costs of approximately $0.5 million and the fair value of the Warrants of approximately $9.6 million. When it is deemed probable that the Series B Preferred Shares will be redeemed, the Company will accrete the Series B Preferred Shares to redemption amount pursuant to ASC 480-10-S99-3A.

During the three months ended March 31, 2023 and 2022, the Company recorded a gain of $225,800 and $0, respectively, related to the change in fair value of the derivative liability which is recorded in other income (expense) on the Statements of Operations. The Company estimated the $144,500 fair value of the bifurcated embedded derivative at March 31, 2023 using a Monte Carlo simulation model, with the following inputs: the fair value of our Common stock of $0.80 per share on the valuation date, estimated equity volatility of 145%, estimated traded volume volatility of 275%, the time to maturity of 1.25 years, a discounted market interest rate of 6.3%, dividend rate of 7%, a penalty dividend rate of 15.0%, and probability of default of 1.0%.

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

During the three months ended March 31, 2023 and 2022, the Company recorded a gain of $588,000 and $0, respectively, related to the change in fair value of the warrant liability which is recorded in other income (expense) on the Statements of Operations. The fair value of the Warrants of approximately $922,000 was estimated at March 31, 2023 utilizing the Black Scholes Model using the following weighted average assumptions: dividend yield 0%; remaining term of 4.65 years; equity volatility of 125%; and a risk-free interest rate of 3.64%.

Adoption of a Stockholder Rights Plan

On January 13, 2021, the Company adopted a stockholder rights plan (the “Rights Plan”). The Rights Plan is intended to protect the interests of the Company’s stockholders and enable them to realize the full potential value of their investment by reducing the likelihood that any person or group gains control of the Company, through open market accumulation or other tactics, without appropriately compensating all stockholders. Pursuant to the Rights Plan, the Company will issue, by means of a dividend, one preferred share purchase right (a “Right” and collectively, the “Rights”) for each outstanding share of our Common Stock to stockholders of record on the close of business on January 25, 2021. Initially, these Rights will trade with, and be represented by, the shares of our Common Stock. The Rights will generally become exercisable only if any person (or any persons acting as a group) acquires 15% or more of our outstanding Common Stock (the “Acquiring Person”) in a transaction not approved by the Board, subject to certain exceptions, as explained below.

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

On January 13, 2021, the board of directors of the Company (the “Board”) declared a dividend of one Right, payable on January 25, 2021, for each share of Common Stock outstanding on January 25, 2021 (the “Record Date”) to the stockholders of record on that date. In connection with the distribution of the Rights, the Company entered into a Rights Agreement (the “Rights Agreement”), dated as of January 19, 2021, between the Company and Philadelphia Stock Transfer, Inc., as rights agent. Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Preferred Stock, par value $0.001 per share (the “Series A Preferred Shares”), of the Company at a price of $20 per one one-thousandth of a Series A Preferred Share represented by a Right (the “Purchase Price”), subject to adjustment.

The Rights expired at the close of business on January 13, 2023.

Note 7 – Stock Based Compensation:

2020 Equity Incentive Plan

Upon completion of the Spin-Off, the Company’s 2020 Equity Incentive Plan (the “2020 Plan”) became effective on December 7, 2020. The total number of securities available for grant under the 2020 Plan was 250,000 shares of Common Stock, subject to adjustment. On April 7, 2021, the Company held a special meeting of stockholders at which the Company’s stockholders approved an amendment to the Company’s 2020 Plan to increase the total number of shares of Common Stock from 250,000 to an aggregate of 625,000. On October 11, 2022, the Company held its annual meeting of stockholders at which the Company’s stockholders approved an amendment to the Company’s 2020 Plan to increase the total number of shares of Common Stock authorized for issuance from 625,000 to an aggregate of 1,375,000 shares.

The Compensation Committee of the Company’s board of directors (the “Committee”) administers the 2020 Plan and has full power to grant stock options and Common Stock, construe and interpret the 2020 Plan, establish rules and regulations and perform all other acts, including the delegation of administrative responsibilities, as it believes reasonable and proper. The Committee, in its absolute discretion, may award Common Stock to employees, consultants, and directors of the Company, and such other persons as the Committee may select, and permit holders of options to exercise such options prior to full vesting.

Stock and Option Grants

The following is a summary of stock option activity under the stock option plans for the three months ended March 31, 2023:

			Weighted-
			Average	Aggregate
		Weighted-	Remaining	Intrinsic
	Number	Average	Contractual	Value
	of	Exercise	Term	(in
	Shares	Price	(Years)	millions)
Options outstanding at January 1, 2023	661,850	$7.27	9.5	$—
Options granted	80,000	$0.87	10.0	—
Less options forfeited	—	$—	—	—
Less options expired/cancelled	—	$—	—	—
Less options exercised	—	$—	—	—
Options outstanding at March 31, 2023	741,850	$6.15	9.4	$—
Options exercisable at March 31, 2023	395,925	$7.27	9.1	$—

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $0.80 for the Company’s common shares on March 31, 2023 and the closing stock price of $1.16 for the Company’s common shares on December 31, 2022.

As of March 31, 2023, the Company had unrecognized stock option expense of approximately $379,000 and a remaining weighted average period for recognition of 0.26 years.

On February 16, 2022, pursuant to its 2020 Plan, the Company granted stock options to purchase an aggregate of 6,150 shares of Common Stock to its Chief Executive Officer. The stock options have an exercise price of $7.29 per share and an expiration date that is ten years from the date of issuance. As of February 16, 2023, these stock options are fully vested. The Company used the Black Scholes valuation method to determine the fair value of the options assuming the following: implied volatility of 112.75%, a risk free interest rate of 2.05% and a fair value of $42,108. The options were expensed over the one-year vesting period from date of issuance.

On November 15, 2022, pursuant to its 2020 Plan, the Company granted stock options to six Board members, including two officers who are also Board members, and two employees to purchase an aggregate of 531,850 shares of Common Stock. The stock options have an exercise price of $6.07 per share and an expiration date that is ten years from the date of issuance. 50% of the options vest upon issuance with the remaining 50% vesting on May 15, 2023. The Company used the Black Scholes valuation method to determine the fair value of the options assuming the following: implied volatility of 107.05%, a risk free interest rate of 3.93% and have a fair value of $2,570,328. The options are being expensed 50% at date of issuance and the remaining 50% expensed on a straight line basis over the six-month vesting period from date of issuance.

On March 29, 2023, Synaptogenix granted stock options to four Board members to purchase an aggregate of 80,000 shares of common stock. The stock options have an exercise price of $.87 per share and an expiration date of ten years. They vest on the one-year anniversary from the date of the grant. The Company used the Black Scholes valuation method to determine the fair value of the options assuming the following: implied volatility of 123.92%, a risk free interest rate of 3.66% and have a fair value of $59,763.

Director’s Compensation Policy

On March 29, 2023, Synaptogenix adopted an amended and restated non-employee director compensation policy (the “Director Compensation Policy”). The Director Compensation Policy provides for the annual automatic grant of nonqualified stock options to purchase up to 20,000 shares of Synaptogenix’s Common Stock to each of Synaptogenix’s non-employee directors. Such grants shall occur annually on the fifth business day after the filing of Synaptogenix’s Annual Report on Form 10-K, if available under the Plan, and shall vest on the one-year anniversary from the date of grant, subject to the director’s continued service on the Board of Directors on the vesting date.  Each newly appointed or elected director will also receive 20,000 options, and such options shall vest 50% on the grant date, 25% on the first anniversary of the grant date and 25% on the second anniversary of the grant date, subject to the director’s continued service on the Board of Directors on each vesting date.

The Company recorded total expense relating to the outstanding stock options of $644,781 and $36,374 for the three months ended March 31, 2023 and 2022, respectively.

Restricted Stock Unit Grants

On July 13, 2021, the Company granted a total of 495,000 restricted stock units (RSUs), of which 425,000 were granted to seven Board members (including two executives), 60,000 to the Company’s CFO and 10,000 to two employees. On November 30, 2022, one director and one officer forfeited a total of 86,000 RSUs to satisfy the 2020 Plan limitation of total issuances per year to any individual holder. The Company reversed approximately $370,000 of expense resulting from the forfeited RSUs. The RSUs were amended on January 12, 2022, to vest 100% on September 15, 2022 and then further amended on June 20, 2022 to vest 100% on the earlier of release of Phase 2 clinical trial top line data or December 31, 2022. Top line data was announced on December 16, 2022, and so the RSUs vested on such date.

As of December 31, 2022, 100% of the 411,000 RSUs vested and were exercised. As of March 31, 2023 and December 31, 2022, the Company had unrecognized stock option and RSU expense of approximately $0 and $2.56 million, respectively. The fair value of the RSUs issued was based upon the closing trading price of the Company’s Common stock on the grant date of $9.75 per share. The grant date fair value of the RSUs granted was approximately $4.8 million. The Company recorded total expense, using straight line method over the vesting period of the RSUs, of $0 and $675,184 relating to the RSUs for the three months ended March 31, 2023 and 2022, respectively.

Restricted Stock Issuances

On February 15, 2022, the Company granted 13,775 shares of restricted stock to two consultants that were engaged to provide investor relations services with a total fair market value on date of issuance of $91,429. On March 14, 2022, the Company granted 692 shares of restricted stock to a consultant that was engaged to provide investor relations services with a total fair market value on date of issuance of $4,500. On June 7, 2022, the Company granted 679 shares of restricted stock to a consultant that was engaged to provide investor relations services with a total fair market value on date of issuance of $4,500. On July 8, 2022, the Company granted 30,303 shares of restricted stock to a consultant that was engaged to provide investor relations services with a total fair market value on date of issuance of $150,000 and warrants to purchase 15,459 shares of Common Stock with an exercise price of $13.26 per share for a period of five years from the date of issuance. The Company used the Black Scholes valuation method to determine fair value assuming the following: implied volatility of 112.75%, a risk free interest rate of 3.05% and a fair value of $75,000. The warrants are expensed over the three-month term of the consulting agreement. On September 8, 2022, the Company issued 540 shares of restricted stock to a consultant that was engaged to provide investor relations services with a total fair market value on date of issuance of $4,500. All stock issuances are expensed upon issuance.

On October 8, 2022, the Company issued 6,878 shares of restricted stock to a consultant that was engaged to provide investor relations services with a total fair market value on date of issuance of $50,000 and warrants to purchase 4,659 shares of Common Stock with an exercise price of $14.54 per share for a period of five years from the date of issuance. The Company used the Black Scholes valuation method to determine fair value assuming the following: implied volatility of 112.75%, a risk free interest rate of 4.14%, a fair value of $25,000 and are expensed upon issuance. During November 2022, the Company issued to Sherwood 7,092 shares of restricted Common Stock valued at $50,000 and were expensed when issued, and warrants to purchase 4,795 shares of Common Stock, with an exercise price of $14.10 per share. The Company used the Black Scholes valuation method to determine fair value assuming the following: implied volatility of 112.75%, a risk free interest rate of 4.39% and a fair value of $25,000. The warrants are expensed when issued. On December 7, 2022, the Company issued 893 shares of restricted stock to a consultant that was engaged to provide investor relations services with a total fair market value on date of issuance of $4,501, expensed upon issuance.

On January 5, 2023, the Company issued 88,339 shares of restricted stock to a consultant that was engaged to provide investor relations services with a total fair market value on date of issuance of $100,000.  On March 22, 2023, the Company issued 4,500 shares of restricted stock to a consultant that was engaged to provide investor relations services with a total fair market value on date of issuance of $4,500, expensed upon issuance.

Stock Compensation Expense

Total stock-based compensation for the three months ended March 31, 2023 and 2022 was $644,781 and $711,558, respectively, of which $99,726 and $121,050, respectively, was classified as research and development expense, and $545,055 and $590,508 was classified as general and administrative expense, respectively.

The Company currently estimates, beginning at the closing date of the November Private Placement, implied volatility factor for all options and warrants based upon a blend of the Parent Company’s and Company’s historical volatility. Up until November 21, 2022, the Company computed implied volatility based upon a blend of the Parent Company’s and Company’s historical volatility along with the volatility of selected comparable publicly traded companies as, at that time, the Company lacked sufficient historical stock trading activity. It incorporated the historical volatility of the Parent Company as the Parent Company’s historical volatility provides a good estimation of the Company’s volatility since its operations were identical to the Company’s prior to the spin-out.

Note 8 – Common Stock Warrants:

As of March 31, 2023, the Company had warrants outstanding consisting of the following:

Number
of shares
Warrants outstanding January 1, 2022	6,265,525
Warrants issued	2,028,762
Warrants exercised	(65,000)
Warrants expired	(1,049,368)
Warrants outstanding and exercisable December 31, 2022 and March 31, 2023	7,179,919

On January 3, 2022, pursuant to its advisory agreements, the Company issued warrants to purchase 10,300 shares of Common Stock, with an exercise price of $8.96 per share, for a period of five years from the issuance date. The Company used the Black-Scholes valuation model to calculate the value of these warrants issued to advisors during the year ended December 31, 2022. The fair value of the warrants was estimated at the date of issuance using the following weighted average assumptions: Dividend yield 0%; Expected term five years; weighted average implied volatility of 111.8%; and a weighted average Risk-free interest rate of 2.38%. The total expense recorded during the three months ended March 31, 2023 and 2022 was $0 and $71,603, respectively.

On November 22, 2022, pursuant to the November Private Placement (See Note 6 above), the Company issued warrants to purchase 1,993,485 shares of Common Stock, immediately exercisable with at an exercise price of $7.75 per share and expiring five years from the date of issuance. The Exercise Price is subject to customary adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustment, on a “full ratchet” basis, in the event of any issuances of Common Stock, or securities convertible, exercisable or exchangeable for Common Stock, at a price below the then-applicable Exercise Price (subject to certain exceptions). The fair value of the warrants was estimated at the date of issuance using the following weighted average assumptions: Dividend yield 0%, Expected term five years; weighted average implied volatility of 105% and a weighted average Risk-free interest rate of 3.97%. The total value recorded during the year period, classified as a liability on the Company’s balance sheet in November 2022, is approximately $9.6 million. As of March 31, 2023, the liability is approximately $922,000.

As of March 31, 2023, the weighted average exercise price and the weighted average remaining life of the total warrants were $11.79 per warrant and 3.41 years, respectively. The intrinsic value of the warrants as of March 31, 2023 was approximately $116,000. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $0.80 for the Company’s common shares on March 31, 2023.

During the three months ended March 31, 2022, three affiliated warrant holders exercised 50,000 Series E Warrants to purchase 50,000 shares of Common Stock at $8.51 per share and one holder exercised 15,000 Series G Warrants to purchase 15,000 shares of Common Stock at $8.51 per share. Total cash proceeds from these warrant exercises was $553,150. During the three months ended March 31, 2023, no warrant holders exercised warrants.

Note 9 - Fair Value Measurements

Fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management as of and during the three months ended March 31, 2023 and 2022. The carrying amounts of cash equivalents, accounts receivable, other current assets, other assets, accounts payable, and accrued expenses approximated their fair values as of March 31, 2023 and December 31, 2022 due to their short-term nature. The fair value of the bifurcated embedded derivative related to the convertible preferred stock was estimated using a Monte Carlo simulation model, which uses as inputs the fair value of our Common stock and estimates for the equity volatility and traded volume volatility of our Common stock, the time to maturity of the convertible preferred stock, the risk-free interest rate for a period that approximates the time to maturity, dividend rate, a penalty dividend rate, and our probability of default. The fair value of the warrant liability was estimated using the Black Scholes Model which uses as inputs the following weighted average assumptions, as noted above: dividend yield, expected term in years, equity volatility, and risk-free interest rate.

Fair Value on a Recurring Basis

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. The estimated fair value of the warrant liability and bifurcated embedded derivatives represent Level 3 measurements. The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at March 31, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		March 31	December 31
Description	Level	2023	2022
Liabilities:
Warrant liability (Note 6)	3	$922,000	$1,510,000
Bifurcated embedded derivative liability (Note 6)	3	$144,500	$370,300

The following table sets forth a summary of the change in the fair value of the warrant liability that is measured at fair value on a recurring basis:

December 31, 2022
Balance on December 31, 2021	$—
Issuance of warrants	9,915,000
Change in fair value of warrant liability	(8,405,000)
Balance on December 31, 2022	$1,510,000
Change in fair value of warrant liability	(588,000)
Balance on March 31, 2023	$922,000

The following table sets forth a summary of the change in the fair value of the bifurcated embedded derivative liability that is measured at fair value on a recurring basis:

December 31, 2022
Balance on December 31, 2021	$—
Issuance of convertible preferred stock with bifurcated embedded derivative	2,191,300
Change in fair value of bifurcated embedded derivative	(1,821,000)
Balance on December 31, 2022	$370,300
Change in fair value of warrant liability	(225,800)
Balance on March 31, 2023	$144,500

Note 10 – Subsequent Events

See Note 6 above.

On April 24, 2023, the Company received a written notice from the Listing Qualifications Department of the Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that for the preceding 30 consecutive business days, the Company’s common stock did not maintain a minimum closing bid price of $1.00 per share as required by Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has a grace period of 180 calendar days, or until October 23, 2023, to regain compliance with Nasdaq Listing Rule 5550(a)(2). Compliance can be achieved automatically and without further action if the closing bid price of the Company’s stock is at or above $1.00 for a minimum of 10 consecutive business days at any time during the 180-day compliance period, in which case Nasdaq will notify the Company of its compliance and the matter will be closed. If, however, the Company does not achieve compliance with the Minimum Bid Price Requirement by October 23, 2023, the Company may be eligible for additional time to comply.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes appearing elsewhere in this report. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included elsewhere in this report and our annual report on Form 10-K for the year ended December 31, 2022.

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

Basis of Presentation

The unaudited financial statements for the three months ended March 31, 2023 and 2022 include a summary of our significant accounting policies and should be read in conjunction with the discussion below and our financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included in the financial statements. All such adjustments are of a normal recurring nature.

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

Neurotrope, our predecessor company, had been a party to a technology license and services agreement with the original Blanchette Rockefeller Neurosciences Institute (which has been known as Cognitive Research Enterprises, Inc. since October 2016), and its affiliate NRV II, LLC, which we collectively refer to herein as “CRE,” pursuant to which we now have an exclusive non-transferable license to certain patents and technologies required to develop our proposed products. We were formed for the primary purpose of commercializing the technologies initially developed by BRNI for therapeutic applications for AD or other cognitive dysfunctions. These technologies have been under development by BRNI since 1999 and, until March 2013, had been financed through funding from a variety of non-investor sources (which include not-for-profit foundations, the NIH, which is part of the U.S. Department of Health and Human Services, and individual philanthropists). From March 2013 forward, development of the licensed technology has been funded principally through us in collaboration with CRE.

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

The terms of the Series B Preferred Stock are as set forth in the Certificate of Designations. The Series B Preferred Stock will be convertible into Series B Preferred Shares at the election of the holder at any time at the Conversion Price. The Conversion Price is subject to customary adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustment in the event of any issuances of Common Stock, or securities convertible, exercisable or exchangeable for Common Stock, at a price below the then-applicable Conversion Price (subject to certain exceptions). We will be required to redeem the Series B Preferred Stock in 15 equal monthly installments, commencing on June 1, 2023. The amortization payments due upon such redemption are payable, at our election, in cash, or subject to certain limitations, in shares of Common Stock valued at the lower of (i) the Conversion Price then in effect and (ii) the greater of (A) a 15% discount to the average of the three lowest closing prices of the Common Stock during the thirty trading day period immediately prior to the date the amortization payment is due or (B) the lower of $1.25 and $0.172, which is equal to 20% of the Minimum Price (as defined in Rule 5635 of the Rule of the Nasdaq Stock Market) on April 14, 2023, the date of receipt of Nasdaq Stockholder Approval (as defined below); provided that if the amount set forth in clause B is the lowest effective price, we will be required to pay the amortization payment in cash. We may require holders to convert their Series B Preferred Stock into Series B Preferred Shares if the closing price of the Common Stock exceeds $11.625 per share for 20 consecutive trading days and the daily trading volume of the Common Stock exceeds 100,000 shares per day during the same period and certain equity conditions described in the Certificate of Designations are satisfied.

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

Notwithstanding the foregoing, our ability to settle conversions and make amortization payments using shares of Common Stock is subject to certain limitations set forth in the Certificate of Designations, including a limit on the number of shares that may be issued until the time, if any, that our stockholders have approved the issuance of more than 19.9% of our outstanding shares of Common Stock in accordance with Nasdaq listing standards (the “Nasdaq Stockholder Approval”). We agreed to seek stockholder approval of these matters at a meeting to be held no later than June 1, 2023, and such approval was obtained at the Company’s special meeting of stockholders held on April 14, 2023. Further, the Certificate of Designations contains a certain beneficial ownership limitation after giving effect to the issuance of shares of Common Stock issuable upon conversion of, or as part of any amortization payment under, the Certificate of Designations or November Warrants.

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

In connection with the November Purchase Agreement, we and the November Investors entered into a Registration Rights Agreement (the “November Registration Rights Agreement”) on November 17, 2022. Under the terms of the November Registration Rights Agreement, we agreed to register 200% of the Series B Preferred Shares, the Warrant Shares and the shares of Common stock issuable as amortization payments as well as any shares of Common stock paid as dividends. We filed a registration statement for the resale of such securities on December 16, 2022. We also agreed to other customary obligations regarding registration, including indemnification and maintenance of the effectiveness of the registration statement.

In connection with the November Private Placement, pursuant to an Engagement Letter, between the Company and Katalyst Securities LLC (the “November Placement Agent”), the Company paid the November Placement Agent (i) a cash fee equal to 7% of the gross proceeds from any sale of securities in the November Private Placement and (ii) warrants to purchase shares of Common Stock equal to 3% of the number of shares of Common stock that the Series B Preferred Shares are initially convertible into, with an exercise price of $7.75 per share and a five-year term.

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

As of March 31, 2023, we incurred cumulative expenses of approximately $10.4 million associated with services provided by WCT and certain pass-through expenses incurred by WCT, which was offset by NIH reimbursements recognized of $2.7 million and, for the three months ended March 31, 2023, we incurred expenses of approximately $300,000 associated with services provided by WCT and certain pass-through expenses incurred by WCT.

On December 16, 2022, we issued a press release announcing that an extended confirmatory Phase 2 study of Bryostatin-1 in moderate to severe AD (Study #204) did not achieve statistical significance on the primary endpoint, which was change from baseline to Week 13 in the SIB total score assessment obtained after completion of the second seven-dose course of treatment (week 28 of trial). On March 7, 2023, we announced results of our analysis of secondary endpoints and post hoc analysis from our Phase 2 study of Bryostatin-1. In the secondary endpoint analysis, changes from baseline at Weeks 9, 20, 24, 30, and 42 in the SIB (Severe Impairment Battery) total score were not statistically significant in the total patient population, and no pre-specified secondary endpoints were met with statistical significance in the low-to-moderately severe AD patient stratum. However, nearly all pre-specified secondary endpoints in the most advanced and severe AD (MMSE: 10-14) patient population, with baseline MMSE-2 (Mini-Mental State Examination, 2nd Edition) scores of 10-14, were achieved with statistical significance (p = <0.05, 2-tailed). Data also showed statistical significance in exploratory secondary endpoints for the MMSE-2 10-14 stratum, and post hoc analysis was positive.

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

The Company incurred approximately $1.5 million of cumulative expenses associated with the 2022 Study as of March 31, 2023, of which $124,000 and $0 of expenses are reflected in the statement of operations for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, $0 of WCT 2022 Study prepayments is included as a prepaid expense and other current assets in the Company’s balance sheet. In addition, approximately $45,000 is included in accounts payable and accrued expenses.

Other Development Projects

To the extent resources permit, we may pursue development of selected technology platforms with indications related to the treatment of various disorders, including neurodegenerative disorders such as AD, based on our currently licensed technology and/or technologies available from third party licensors or collaborators.

Nemours Agreement

On September 5, 2018, we announced a collaboration with Nemours, a premier U.S. children’s hospital, to initiate a clinical trial in children with Fragile X. In addition to the primary objective of safety and tolerability, measurements will be made of working memory, language and other functional aspects such as anxiety, repetitive behavior, executive functioning, and social behavior. On August 5, 2021, the Company announced its memorandum of understanding with Nemours A.I. DuPont Hospital (“Nemours”) to initiate a clinical trial using Bryostatin-1, under Orphan Drug Status, to treat Fragile X. We intend to provide the Bryostatin-1 drug product candidate and obtain the investigational new drug documentation (“IND”) and Nemours intends to provide the clinical site and attendant support for the trial. We and Nemours, jointly, will develop the trial protocol. We currently estimate our total trial and IND cost to be approximately $2 million. As of the end of the period covered by this Quarterly Report on Form 10-Q, we have incurred cumulative expenses associated with this agreement of approximately $100,000.

We have filed for an IND with the FDA. The FDA has placed the development of the IND on clinical hold pending completion of further analytics relating to drug pharmacokinetics and pharmacodynamics. We are currently evaluating its plans to advance Fragile X development.

Cleveland Clinic

On February 23, 2022, we announced our collaboration with the Cleveland Clinic to pursue possible treatments for Multiple Sclerosis. The collaboration entails filing an IND and conducting initial clinical trials using Bryostatin-1. Future development work will be conducted pursuant to statements of work to be determined.

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

Results of Operations

Comparison of the three months ended March 31, 2023 and 2022

The following table summarizes our results of operations for the three months ended March 31, 2023 and 2022:

	Three Months ended
	March 31,		Dollar
	2023	2022	Change	% Change
Operating Expenses:
Research and development expenses	$877,717	$1,486,074	$(608,357)	(40.9)%
General and administrative expenses	$2,044,224	$1,796,458	$247,766	13.8%
Other income, net	$1,210,157	$4,610	$1,205,547	8,497.8%
Net loss	$1,711,784	$3,277,922	$(1,566,138)	(47.8)%

Operating Expenses

Overview

Total operating expenses for the three months ended March 31, 2023 were $2,921,941 as compared to $3,282,532 for the three months ended March 31, 2022, a decrease of approximately 11%. The decrease in total operating expenses is due to the decrease in research and development activities partially offset by an increase in general and administrative expenses.

Research and Development Expenses

For the three months ended March 31, 2023, we incurred $877,717 in research and development expenses as compared to $1,486,074 for the three months ended March 31, 2022, a decrease of approximately 41%. These expenses were incurred primarily pursuant to developing the potential AD therapeutic product, specifically expenses relating to our ongoing Phase 2 clinical trial for AD. Of these expenses, for the three months ended March 31, 2023, $675,262 was incurred principally relating to our current confirmatory clinical trial and our Phase 2 dose ranging study and related storage of drug product, $81,746 for clinical consulting services, $5,261 of amortization of prepaid licensing fees relating to the Stanford License Agreement and Mount Sinai Agreement, $15,722 for development of alternative drug supply with Stanford University and $99,726 of non-cash stock options compensation expense; comparatively, for the three months ended March 31, 2022, $1,262,483 was incurred principally relating to our confirmatory clinical trial and related storage of drug product, $79,546 for clinical consulting services, $7,452 of amortization of prepaid licensing fees relating to the Stanford License Agreement and Mount Sinai Agreement, $15,543 for development of alternative drug supply with Stanford University and $121,050 of non-cash stock options compensation expense.

Our research and development expenses are leveling off as our current Phase 2 clinical trial for AD was materially concluded by the end of 2022 and our Phase 2 dose ranging study was discontinued. Other development expenses might increase, as our resources permit, in order to advance our potential products. We are continuing to determine how to proceed with respect to our other current development programs for Bryostatin-1.

General and Administrative Expenses

We incurred $2,044,224 and $1,796,458 of general and administrative expenses for the three months ended March 31, 2023 and 2022, respectively, an increase of approximately 14%. During the three months ended March 31, 2023, $319,762 was incurred primarily for wages, bonuses, vacation pay, severance, taxes and insurance, versus $293,904 for the three months ended March 31, 2022; $281,681 was incurred for legal expenses versus $129,216 for the 2022 comparable period. The increase in legal fees for 2023 is based upon the prior year’s increased fees for special stockholder vote requirements and for regulatory compliance; $250,300 was incurred for outside operations consulting services during the three months ended March 31, 2023, versus $396,204 for the comparable period in 2022. The decrease for the 2023 period is based upon a decrease in non-cash compensation paid; $22,897 was incurred for travel expenses during the three months ended March 31, 2023, versus $14,652 for the comparable period in 2022 as post-COVID travel has increased; $184,661 was incurred for investor relations services during the three months ended March 31, 2023, versus $72,214 for the comparable period in 2022, with the increase for the current period based upon engaging additional consultants to assist with Company communications; $121,324 was incurred for professional fees associated with auditing, financial, accounting and tax advisory services during the three months ended March 31, 2023, versus $22,048 for the comparable period in 2022. The increase for the current period is primary attributable to additional audit work for the November Private Placement and auditor change; $193,723 was incurred for insurance during the three months ended March 31, 2023, versus $184,308 for the comparable period in 2022; $124,821 was incurred for utilities, supplies, license fees, filing costs, rent, advertising and other during the three months ended March 31, 2023, versus $93,404 for the comparable period in 2022, with the increase for 2023 primary attributable to recognizing Delaware franchise tax quarterly; and $545,055 was recorded as non-cash stock options compensation expense during the three months ended March 31, 2023, versus $590,508 for the comparable period in 2022.

Other Income / Expense

We recognized total other income of $1,210,157 for the three months ended March 31, 2023 as compared to $4,610 for the three months ended March 31, 2022, which consisted, for 2023, of interest income on funds deposited in interest bearing money market accounts and changes in fair value of warrant liability and derivative liability versus interest income only for 2022. The increase in interest income of $391,747 is primarily attributable to the increase in money market interest income rates. The remainder of the increase is attributable to the change in fair value of warrant liability of $588,000 and change in fair value of derivative liability of $225,800.

Net loss

We incurred losses of $1,711,784 and $3,277,922 for the three months ended March 31, 2023 and 2022, respectively. The decreased loss was primarily attributable to the decrease in net research and development expenses associated with our current Phase 2 confirmatory clinical trial partially offset by an increase in general and administrative expenses and other income.

Financial Condition, Liquidity and Capital Resources

Cash and Working Capital

Since inception, we have incurred negative cash flows from operations. As of March 31, 2023, we had working capital of $35,230,126 as compared to working capital of $37,272,851 as of December 31, 2022. The $2,042,725 decrease in working capital was primarily attributable to approximately $2.9 million of operating expenses and preferred stock dividends of approximately $270,000 partially offset by non-cash expenses of approximately $751,000 and interest income of approximately $400,000.

We expect that our current cash and cash equivalents of approximately $35 million will be sufficient to support our projected operating requirements for at least the next 12 months from the date of this Quarterly Report on Form 10-Q, which would include the continuing development and current Phase 2 clinical trial, of Bryostatin-1, our novel drug candidate targeting the activation of PKC epsilon.

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

	Three Months Ended March 31,
	2023	2022
Cash used in operating activities	$1,695,812	$3,485,406
Cash used in investing activities	2,038	—
Cash provided by financing activities	—	553,150

Net Cash Used in Operating Activities

Cash used in operating activities was $1,695,812 for the three months ended March 31, 2023, compared to $3,485,406 for the three months ended March 31, 2022. The $1,789,594 decrease primarily resulted from the decrease in net loss of approximately $1.6 million, the decrease in accounts payable and accrued expenses of approximately $1.0 million and the decrease in prepaid expenses of approximately $140,000 partially offset by changes in fair value of non-cash warrant and derivative liabilities totaling approximately $880,000 and an increase in non-cash stock-based compensation of approximately $130,000.

Net Cash Used in Investing Activities

Net cash used in investing activities was $2,038 for the three months ended March 31, 2023 compared to $0 for the three months ended March 31, 2022. The cash used in investing activities for the three months ended March 31, 2023 was for capital expenditures.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $0 for the three months ended March 31, 2023 compared to cash provided by financing activities of $553,150 for the three months ended March 31, 2022. The net cash provided by financing activities for 2022 resulted from the exercise of investor warrants issued in 2021.

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

We previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, that our management, including our Chairman of the Board, principal executive officer and principal financial and accounting officer, assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in the 2013 Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by the Annual Report on Form 10-K for the fiscal year ended December 31, 2022, such internal controls and procedures were not effective to detect the inappropriate application of US generally accepted accounting principles.

Based on management’s review, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of March 31, 2023. Notwithstanding the material weaknesses described above, our management, including the Chief Executive Officer and Chief Financial Officer, has concluded that financial statements, and other financial information included in this Quarterly Report on Form 10-Q, fairly present in all material respects our financial condition, results of operations, and cash flows as of and for the periods presented in this Quarterly Report on Form 10-Q.

Changes in Internal Controls over Financial Reporting

There was no change in our internal controls over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

You should carefully review and consider the information regarding certain factors that could materially affect our business, consolidated financial condition or results of operations set forth under Item 1A. Risk Factors in our 2022 Annual Report on Form 10-K. There have been no material changes from the risk factors disclosed in our 2022 Annual Report on Form 10-K. We may disclose changes to risk factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 5, 2023, we issued 88,339 shares of Common Stock to IRTH Communications, LLC in exchange for investor relations services. On March 22, 2023, we issued 4,500 shares of Common Stock to Neil Cataldi in exchange for investor relations services.

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

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On May 12, 2023, we filed an amendment to the Certificate of Designations for the Series B Preferred Stock (the “CoD Amendment”) with the Secretary of State for the State of Delaware, pursuant to which we amended the terms of the Series B Preferred Stock by removing all references to the “Make-Whole Amount”.  In connection with the CoD Amendment, on May 11, 2023, we entered into an amendment to the Securities Purchase Agreement dated as of November 17, 2022, by and among us and the investors party thereto (the “SPA Amendment”) pursuant to which we agreed to extend the investors’ right of participation in a subsequent financing until the one year anniversary following the later of (x) such time that the Preferred Shares are no longer outstanding and (y) the maturity date of the Series B Preferred Stock.

The foregoing descriptions of the CoD Amendment and the SPA Amendment do not purport to be complete and are qualified in their entirety by reference to the full text of the CoD Amendment and the SPA Amendment, which are filed as Exhibit 3.2 and Exhibit 10.2, respectively, to this Quarterly Report on Form 10-Q and incorporated herein by reference.

Item 6. Exhibits.

Exhibit Number

3.1

Amendment to Certificate of Designations of Series B Convertible Preferred Stock of Synaptogenix, Inc. (incorporated by reference from Exhibit 3.5 to the Annual Report on Form 10-K, filed with the SEC on March 21, 2023).

3.2**	Second Amendment to Certificate of Designations of Series B Convertible Preferred Stock of Synaptogenix, Inc.

10.1**	Amended and Restated Non-Employee Director Compensation Policy.

10.2**	First Amendment to the Securities Purchase Agreement dated as of May 11, 2023 by and among Synaptogenix, Inc. and certain investors party thereto

31.1**	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial information from this Quarterly Report on Form 10-Q for the period ended March 31, 2023, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Statements of Operations; (ii) the Condensed Balance Sheets; (iii) the Condensed Statements of Cash Flows; and (iv) the Notes to Financial Statements, tagged as blocks of text.

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

**Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Synaptogenix, Inc.

Date: May 15, 2023	By:	/s/ Alan J. Tuchman, M.D.
Alan J. Tuchman, M.D.
Chief Executive Officer
(principal executive officer)

Date: May 15, 2023	By:	/s/ Robert Weinstein
Robert Weinstein
Chief Financial Officer, Executive Vice President, Secretary and Treasurer
(principal financial officer)