Form 10-Q
period 2023-06-30
Synaptogenix, Inc.
filed 2023-08-14
CIK 1571934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

As of August 10, 2023, there were 10,164,529 shares of the registrant’s common stock, $0.0001 par value per share, issued and outstanding.

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

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

Synaptogenix, Inc.

Condensed Balance Sheets

(Unaudited)

	June 30,	December 31,
	2023	2022
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$32,899,410	$37,478,480
Prepaid Clinical trial expenses	130,548	367,714
Prepaid expenses and other current assets	385,769	739,467

TOTAL CURRENT ASSETS	33,415,727	38,585,661

Fixed assets, net of accumulated depreciation	21,438	22,145

TOTAL ASSETS	$33,437,165	$38,607,806

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$439,147	$660,206
Accrued expenses	68,137	536,714
Dividend payable	—	115,890
Accrued Series B Convertible Preferred payments payable	2,265,375	—

TOTAL CURRENT LIABILITIES	2,772,659	1,312,810

Warrant liability	1,129,000	1,510,000
Derivative liability	2,628,000	370,300

TOTAL LIABILITIES	6,529,659	3,193,110

Commitments and contingencies

Series B Convertible redeemable preferred stock, $.0001 par value and $1,000 face value, 1,000,000 shares authorized; 14,000 and 15,000 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively. Liquidation preference of $14,000,000 plus dividends accrued at 7% per annum of $165,375 as of June 30, 2023.	2,077,379	2,721,723

STOCKHOLDERS' EQUITY
Common stock - 150,000,000 shares authorized, $0.0001 par value; 7,365,280 shares issued and outstanding as of June 30, 2023 and 7,267,032 shares issued and outstanding as of December 31, 2022.	738	728
Additional paid-in capital	56,849,293	52,523,762
Accumulated deficit	(32,019,904)	(19,831,517)

TOTAL STOCKHOLDERS’ EQUITY	24,830,127	32,692,973

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$33,437,165	$38,607,806

See accompanying notes to condensed financial statements.

Synaptogenix, Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2023	2022	2023	2022
OPERATING EXPENSES:
Research and development	$307,211	$1,941,101	$1,184,928	$3,427,175
General and administrative	1,522,502	1,855,290	3,566,726	3,651,748

TOTAL OPERATING EXPENSES	1,829,713	3,796,391	4,751,654	7,078,923

OTHER INCOME (EXPENSE):
Interest income	427,159	44,487	823,516	49,097
Change in fair value of warrant liability	(207,000)	—	381,000	—
Change in fair value of derivative liability	(2,484,400)	—	(2,258,600)	—
TOTAL OTHER INCOME (EXPENSE)	(2,264,241)	44,487	(1,054,084)	49,097

Net loss before income taxes	4,093,954	3,751,904	5,805,738	7,029,826

Provision for income taxes	—	—	—	—

Net loss	4,093,954	3,751,904	5,805,738	7,029,826

Preferred Stock dividends	423,575	—	689,649	—
Deemed dividend - preferred stock extinguishment	5,693,000	—	5,693,000	—

Net loss attributable to common stockholders	$10,210,529	$3,751,904	$12,188,387	$7,029,826

PER SHARE DATA:

Basic and diluted loss per common share	$1.39	$0.54	$1.66	$1.01

Basic and diluted weighted average common shares outstanding	7,361,300	6,959,400	7,356,600	6,949,400

See accompanying notes to condensed financial statements.

Synaptogenix, Inc.

Condensed Statements of Changes in Stockholders’ Equity

(Unaudited)

	Three Months Ended June 30, 2022
					Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance April 1, 2022	—	$—	6,809,647	$682	$49,102,898	$(17,419,592)	$31,683,988

Stock based compensation	—	—	—	—	1,016,690	—	1,016,690

Issuance of warrants for consulting fees	—	—	—	—	—	—	—

Issuance of common stock for consulting fees	—	—	679	—	4,499	—	4,499

Exercise of common stock warrants	—	—	—	—	—	—	—

Net loss	—	—	—	—	—	(3,751,904)	(3,751,904)

Balance June 30, 2022	$—	$—	6,810,326	$682	$50,124,087	$(21,171,496)	$28,953,273

	Three Months Ended June 30, 2023
					Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance April 1, 2023	15,000	$2,721,723	7,359,871	$737	$53,273,034	$(21,809,375)	$31,464,396

Stock based compensation	—	—	—	—	334,416	—	334,416

Issuance of common stock for consulting fees	—	—	5,409	1	4,499	—	4,500

Accrued preferred stock dividends	—	—	—	—	—	(423,575)	(423,575)

Preferred stock dividends paid	—	(423,575)	—	—	—	—	—

Reclassification of accrued dividends upon probable redemption of preferred stock	—	165,375	—	—	—	—	—

Deemed dividend - preferred stock extinguishment	—	423,575	—	—	5,693,000	(5,693,000)	—

Preferred stock redemptions	(1,000)	(1,000,000)	—	—	—	—	—

Accrual of preferred stock and dividend redemption	—	(2,265,375)	—	—	—	—	—

Preferred stock accretion	—	2,455,656	—	—	(2,455,656)	—	(2,455,656)

Net loss	—	—	—	—	—	(4,093,954)	(4,093,954)

Balance June 30, 2023	14,000	$2,077,379	7,365,280	$738	$56,849,293	$(32,019,904)	$24,830,127

	Six Months Ended June 30, 2022
					Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance January 1, 2022	—	$—	6,730,180	$674	$47,670,744	$(14,141,670)	$33,529,748

Stock based compensation	—	—	—	—	1,728,248	—	1,728,248

Issuance of warrants for consulting fees	—	—	—	—	71,603	—	71,603

Issuance of common stock for consulting fees	—	—	15,146	1	100,349	—	100,350

Exercise of common stock warrants	—	—	65,000	7	553,143	—	553,150

Net loss	—	—	—	—	—	(7,029,826)	(7,029,826)

Balance June 30, 2022	$—	$—	6,810,326	$682	$50,124,087	$(21,171,496)	$28,953,273

	Six Months Ended June 30, 2023
					Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance January 1, 2023	15,000	$2,721,723	7,267,032	$728	$52,523,762	$(19,831,517)	$32,692,973

Stock based compensation	—	—	—	—	979,197	—	979,197

Issuance of common stock for consulting fees	—	—	98,248	10	108,990	—	109,000

Accrued preferred stock dividends	—	—	—	—	—	(689,649)	(689,649)

Preferred stock dividends paid	—	(689,649)	—	—	—	—	—

Reclassification of accrued dividends upon probable redemption of preferred stock	—	165,375	—	—	—	—	—

Deemed dividend - preferred stock extinguishment	—	689,649	—	—	5,693,000	(5,693,000)	—

Preferred stock redemptions	(1,000)	(1,000,000)	—	—	—	—	—

Accrual of preferred stock and dividend redemption	—	(2,265,375)	—	—	—	—	—

Preferred stock accretion	—	2,455,656	—	—	(2,455,656)	—	(2,455,656)

Net loss	—	—	—	—	—	(5,805,738)	(5,805,738)

Balance June 30, 2023	14,000	$2,077,379	7,365,280	$738	$56,849,293	$(32,019,904)	$24,830,127

See accompanying notes to condensed financial statements.

Synaptogenix, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2023	June 30, 2022
CASH FLOW USED IN OPERATING ACTIVITIES
Net loss	$(5,805,738)	$(7,029,826)
Adjustments to reconcile net loss to net cash used by operating activities
Stock based compensation	979,197	1,728,248
Change in fair value of warrant liability	(381,000)	—
Change in fair value of derivative liability	2,258,600	—
Consulting services paid by issuance of common stock	109,000	100,349
Consulting services paid by issuance of common stock warrants	—	71,603
Depreciation expense	3,414	2,697
Change in assets and liabilities:
Decrease in prepaid expenses	590,864	486,372
Decrease in accounts payable	(221,059)	(1,015,640)
Decrease in accrued expenses	(468,577)	(353,292)
Total adjustments	2,870,439	1,020,337

Net Cash Used in Operating Activities	(2,935,299)	(6,009,489)

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchase of fixed assets	(2,707)	(3,029)

Net Cash Used in Investing Activities	(2,707)	(3,029)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of investor warrants	—	553,150
Redemption of Series B Convertible Preferred Stock	(1,000,000)	—
Dividends on Series B Convertible Preferred Stock	(641,064)	—
Net Cash Provided by Financing Activities	(1,641,064)	553,150

NET DECREASE IN CASH AND EQUIVALENTS	(4,579,070)	(5,459,368)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	37,478,480	34,213,989

CASH AND EQUIVALENTS AT END OF PERIOD	$32,899,410	$28,754,621

DISCLOSURES OF NON-CASH FINANCING ACTIVITIES:

Accrual of Series B Convertible Preferred Stock Dividends	$689,649	$115,890
Accretion of Series B Convertible Preferred Stock to redemption value	$2,455,656	$—
Deemed dividend for Series B Convertible Preferred Stock modification	$5,693,000	$—
Accrual of Series B Convertible Preferred Stock and Dividend Redemption	$2,265,375	$—

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

Liquidity Uncertainties

As of June 30, 2023, the Company had approximately $32.9 million in cash and cash equivalents as compared to $37.5 million at December 31, 2022. The Company expects that its current cash and cash equivalents, approximately $32.5 million as of the date of this Quarterly Report on Form 10-Q, will be sufficient to support its projected operating requirements and financial commitments for at least the next 12 months from this date. The operating requirements include the current development plans for Bryostatin-1, our novel drug candidate targeting the activation of Protein Kinase C Epsilon and other development projects. The financial commitments include the potential redemption of the Series B Convertible Preferred Stock for cash.

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

CRE has entered into a material transfer agreement with the National Cancer Institute of the National Institutes of Health (“NCI”), pursuant to which the NCI has agreed to supply bryostatin required for the Company’s pre-clinical research and clinical trials. This agreement does not provide for a sufficient amount of bryostatin to support the completion of all of the clinical trials that the Company is required to conduct in order to seek U.S. Food and Drug Administration (“FDA”) approval. Therefore, CRE or the Company would have to enter into one or more subsequent agreements with the NCI for the supply of additional amounts of bryostatin. If CRE or the Company were unable to secure such additional agreements, or if the NCI otherwise discontinues the supply, the Company would have to either secure another source of bryostatin or discontinue its efforts to develop and commercialize Bryostatin-1 for the treatment of AD. In June 2020, the Company entered into a supply agreement (the “Supply Agreement”) with BryoLogyx Inc. (“BryoLogyx”), pursuant to which BryoLogyx agreed to be the Company’s exclusive supplier of synthetic bryostatin. Pursuant to the terms of the Supply Agreement, the Company received its initial order of one gram of synthetic bryostatin. See Note 3.

The Company also faces the ongoing risk that the coronavirus pandemic may slow, for an unforeseeable period, the conduct of the Company’s future trials. In order to prioritize patient health and that of the investigators at clinical trial sites, we will monitor enrollment of new patients in our future clinical trials. In addition, some patients may be unwilling to enroll in our trials or be unable to comply with clinical trial protocols if quarantines or travel restrictions impede patient movement or interrupt healthcare services. These and other factors outside of our control could delay our ability to conduct clinical trials or release clinical trial results. In addition, the effects of a pandemic resurgence may also increase non-trial costs such as insurance premiums, increase the demand for and cost of capital, increase loss of work time from key personnel, and negatively impact our key clinical trial vendors and suppliers.

Note 2 – Summary of Significant Accounting Policies:

Basis of Presentation:

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the unaudited condensed financial statements included herein contain all adjustments necessary to present fairly the Company’s financial position and the results of its operations and cash flows for the interim periods presented. Such adjustments are of a normal recurring nature. The results of operations for the three and six months ended June 30, 2023 may not be indicative of results for the full year. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and the notes to those statements for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 21, 2023.

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

As all potentially dilutive securities are anti-dilutive as of June 30, 2023 and 2022, diluted net loss per share is the same as basic net loss per share for the three and six months ended June 30, 2023 and 2022.

The weighted average dilutive securities that have been excluded from the calculation of diluted net loss per share for the three and six months ended June 30, 2023 and 2022 respectively, because to do so would be anti-dilutive (in Common Stock equivalents), are as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Common Stock Options	741,850	130,000	703,183	128,428
Restricted Stock Units	—	495,000	—	495,000
Convertible Preferred Stock	17,876,707	—	17,876,707	—
Common Stock Warrants	7,179,919	5,487,927	7,179,919	5,855,262
Total	25,798,476	6,112,927	25,759,809	6,478,690

Cash and Cash Equivalents and Concentration of Credit Risk:

The Company considers all highly liquid cash investments with an original maturity of three months or less when purchased to be cash equivalents. At June 30, 2023, the Company’s cash balances that exceed the current insured amounts under the Federal Deposit Insurance Corporation (“FDIC”) were approximately $2.2 million. In addition, approximately $30.7 million included in cash and cash equivalents were invested in a money market fund, which is not insured under the FDIC.

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

Research and Development Costs:

All research and development costs, including costs to maintain or expand the Company’s patent portfolio licensed from CRE are expensed when incurred. Non-refundable advance payments for research and development are capitalized because the right to receive those services represents an economic benefit. Such capitalized advances will be expensed when the services occur and the economic benefit is realized. There were no capitalized research and development services, other than non-refundable advance payments as mentioned below for Worldwide Clinical Trials, Inc. (“WCT”), at June 30, 2023 and December 31, 2022.

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

The Company had federal and state net operating loss carryforwards for income tax purposes of approximately $93.4 million for the period from October 31, 2012 (inception) through June 30, 2023. The net operating loss carryforwards resulted in Federal and state deferred tax asset of approximately $27.4 million at June 30, 2023. Income tax effects of share-based payments are recognized in the financial statements for those awards that will normally result in tax deductions under existing tax law. However, the deferred tax asset is offset by a full valuation allowance.

The Company may be subject to significant U.S. federal income tax-related liabilities with respect to the Spin-Off if there is a determination that the Spin-Off is taxable for U.S. federal income tax purposes. In connection with the Spin-Off, the Company believes that, among other things, the Spin-Off should qualify as a tax-free transaction for U.S. federal income tax purposes under Section 355 and Section 368(a)(1)(D) of the Internal Revenue Code of 1986 (the “Code”). If the conclusions of the tax opinions are not correct, or if the Spin-Off is otherwise ultimately determined to be a taxable transaction, the Company would be liable for U.S. federal income tax related liabilities. Pursuant to the Separation and Distribution Agreement and the Tax Matters Agreement, Neurotrope agreed to indemnify Synaptogenix for certain liabilities, and Synaptogenix agreed to indemnify Neurotrope for certain liabilities, in each case for uncapped amounts. Indemnities that Synaptogenix may be required to provide Neurotrope are not subject to any cap, may be significant and could negatively impact Synaptogenix’s business, particularly with respect to indemnities provided in the Tax Matters Agreement. Third parties could also seek to hold Synaptogenix responsible for any of the liabilities that Neurotrope has agreed to retain. Further, the indemnity from Neurotrope may not be sufficient to protect Synaptogenix against the full amount of such liabilities, and Neurotrope may not be able to fully satisfy its indemnification obligations. Moreover, even if Synaptogenix ultimately succeeds in recovering from Neurotrope any amounts for which Synaptogenix is held liable, Synaptogenix may be temporarily required to bear these losses. At June 30, 2023 and as of the date of financial statement issuance date, the Company does not have any indemnification liabilities.

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

Expense Reimbursement for Grant Award:

The Company reduces its research and development expenses by funding received or receivable from an NIH grant during the period that the expenses are incurred. The Company recognized grant related expense reductions during the six months ended June 30, 2023 of $0 and approximately $100,000 for the three and six months ended June 30, 2022. See Note 5, “Other Commitments – Clinical Trial Services Agreements.”

Of the total $2.7 million available from the NIH grant, the Company has received the maximum reimbursements under the grant as of June 30, 2023.

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

In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, which amends and clarifies several provisions of Topic 326. In May 2019, the FASB issued ASU 2019-05, Financial Instruments-Credit Losses (Topic 326): Targeted Transition Relief, which amends Topic 326 to allow the fair value option to be elected for certain financial instruments upon adoption. ASU 2019-10 extended the effective date of ASU 2016-13 until December 15, 2022. The Company adopted this new guidance, including the subsequent updates to Topic 326, on January 1, 2023 and the adoption did not have a material impact on the Company’s financial statements and related disclosures.

Note 3– Collaborative Agreements and Commitments:

Stanford License Agreements

On May 12, 2014, the Company entered into a license agreement (the “Stanford Agreement”) with The Board of Trustees of The Leland Stanford Junior University (“Stanford”), pursuant to which Stanford has granted to the Company a revenue-bearing, world-wide right and exclusive license, with the right to grant sublicenses (on certain conditions), under certain patent rights and related technology for the use of bryostatin structural derivatives, known as “bryologs,” for use in the treatment of central nervous system disorders, lysosomal storage diseases, stroke, cardio protection and traumatic brain injury, for the life of the licensed patents. The Company is required to use commercially reasonable efforts to develop, manufacture and sell products (“Licensed Products”) in the Licensed Field of Use (as defined in the Stanford Agreement) during the term of the licensing agreement which expires upon the termination of the last valid claim of any licensed patent under this agreement. In addition, the Company must meet specific product development milestones, and upon meeting such milestones, make specific milestone payments to Stanford. The Company must also pay Stanford royalties of 3% of net sales, if any, of Licensed Products (as defined in the Stanford Agreement) and milestone payments of up to $3.7 million dependent upon stage of product development. As of June 30, 2023, no royalties nor milestone payments have been required.

On January 19, 2017, the Company entered into a second license agreement with Stanford, pursuant to which Stanford has granted to the Company a revenue-bearing, world-wide right and exclusive license, with the right to grant sublicenses (on certain conditions), under certain patent rights and related technology for the use of “Bryostatin Compounds and Methods of Preparing the Same,” or synthesized bryostatin, for use in the treatment of neurological diseases, cognitive dysfunction and psychiatric disorders, for the life of the licensed patents. The Company paid Stanford $70,000 upon executing the license and is obligated to pay an additional $10,000 annually as a license maintenance fee. In addition, based upon certain milestones that include product development and commercialization, the Company will be obligated to pay up to an additional $2.1 million and between 1.5% and 4.5% royalty payments on certain revenues generated by the Company relating to the licensed technology. On November 9, 2021, the Company revised the existing licensing agreement with Stanford. The revisions extended all the required future product development and commercialization milestones. The Company is currently in full compliance with the revised agreement and is moving forward on its commitments. As of June 30, 2023, no royalties nor milestone payments have been earned or made.

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

The Company is required to pay Mt. Sinai milestone payments of $2.0 million upon approval of a new drug application (“NDA”) in the United States and an additional $1.5 million for an NDA approval in the European Union or Japan. In addition, the Company is required to pay Mt. Sinai royalties on net sales of licensed product of 2.0% for up to $250 million of net sales and 3.0% of net sales over $250 million. Since inception, the Company has paid Mt. Sinai approximately $200,000 consisting of licensing fees of $125,000 plus development costs and patent fees of approximately $75,000. As of June 30, 2023, no royalties nor milestone payments have been required.

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

In connection with the Supply Agreement, on June 9, 2020, the Company entered into a transfer agreement (the “Transfer Agreement”) with BryoLogyx. Pursuant to the terms of the Transfer Agreement, the Company agreed to assign and transfer to BryoLogyx all of the Company’s right, title and interest in and to that certain Cooperative Research and Development Agreement, dated as of January 29, 2019 (the “CRADA”), by and between the Company and the U.S. Department of Health and Human Services, as represented by the NCI, under which Bryostatin-1’s ability to modulate CD22 in patients with relapsed/refractory CD22+ disease has been evaluated to date. Pursuant to guidance provided by NCI, the Company CRADA has been cancelled and BryoLogyx has initiated a request for a new CRADA in its name. BryoLogyx will be filing its own investigational new drug application (“IND”) for CD22 with the FDA. As consideration for the transfer of rights to the CRADA, BryoLogyx has agreed to pay to the Company 2% of the gross revenue received in connection with the sale of bryostatin products, up to an aggregate payment amount of $1 million. No such revenues have been earned as of June 30, 2023.

Nemours Agreement

On September 5, 2018, we announced a collaboration with Nemours A.I. DuPont Hospital (“Nemours”), a premier U.S. children’s hospital, to initiate a clinical trial in children with Fragile X syndrome, a genetic disorder. In addition to the primary objective of safety and tolerability, measurements will be made of working memory, language and other functional aspects such as anxiety, repetitive behavior, executive functioning, and social behavior. On August 5, 2021, the Company announced its memorandum of understanding with Nemours to initiate a clinical trial using Bryostatin-1, under Orphan Drug Status, to treat Fragile X. The Company intends to provide the Bryostatin-1 and obtain the IND, and Nemours intends to provide the clinical site and attendant support for the trial. The Company and Nemours, jointly, will develop the trial protocol. The Company estimates its total trial and IND cost to be approximately $2.0 million. As of June 30, 2023, the Company has incurred cumulative expenses associated with this agreement of approximately $100,000.

The Company has filed an IND with the FDA. The FDA has placed the development of the IND on clinical hold pending completion of further analytics relating to drug pharmacokinetics and pharmacodynamics. The Company is currently evaluating its plans to advance Fragile X development.

Cleveland Clinic

On February 23, 2022, the Company announced its collaboration with the Cleveland Clinic to pursue possible treatments for Multiple Sclerosis (“MS”), and on July 19, 2023, the Company announced that it had entered into an agreement with Cleveland Clinic to conduct a Phase 1 trial of Bryostatin-1 in MS. Cleveland Clinic will manage the clinical trial’s implementation, including an IND submission to the FDA and patient enrollment. The total estimated costs associated with this collaboration are approximately $2.0 million.

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

After Neurotrope’s initial Series A Stock financing, the CRE License Agreement required the Company to enter into scope of work agreements with CRE as the preferred service provider for any research and development services or other related scientific assistance and support services. There were no such statements of work agreements entered into during the years ended December 31, 2022 and 2021, respectively, or during the six months ended June 30, 2023.

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

Note 4- Related Party Transactions:

On August 4, 2016, Neurotrope entered into a consulting agreement with SM Capital Management, LLC (“SMCM”), a limited liability company owned and controlled by the Company’s Chairman of the Board, Mr. Joshua N. Silverman (the “Consulting Agreement”). Pursuant to the Consulting Agreement, SMCM shall provide consulting services which shall include, but not be limited to, providing business development, financial communications and management transition services, for a one-year period, subject to annual review thereafter. SMCM’s annual consulting fee is $120,000, payable by the Company in monthly installments of $10,000. This contract was assigned to the Company as of December 1, 2020. For the three and six months ended June 30, 2023 and 2022, $30,000 and $60,000 is reflected in the Company’s statements of operations, respectively.

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

The Company was awarded a $2.7 million grant from the NIH, which will be used to support the 2020 Study, resulting in an estimated net budgeted cost of the 2020 Study to the Company of $8.3 million. The NIH grant provided for funds in the first year, which began in April 2020, of approximately $1.0 million and funding in year two, which began April 2021, of approximately $1.7 million. As of February 22, 2022, virtually all of the NIH grant has been received and offset against the clinical trial costs. The Company incurred approximately $10.5 million of cumulative expenses associated with the current Phase 2 clinical trial as of June 30, 2023. Of the total $10.5 million incurred for the trial as of June 30, 2023, approximately $77,000 and $0.4 million is reflected in the statement of operations for the three and six months ended June 30, 2023, respectively, and approximately $1.2 million and $4.6 million is reflected in the statement of operations for the three and six months ended June 30, 2022, respectively. As of June 30, 2023 included in the Company’s balance sheet, approximately $131,000 of WCT prepayments is included as a prepaid expense and other current assets. In addition, approximately $171,000 is included in accounts payable and accrued expenses.

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

The Company incurred approximately $1.6 million of cumulative expenses associated with the current 2022 Study as of June 30, 2023. Of the total $1.6 million incurred for the trial as of June 30, 2023, approximately $33,000 and $157,000 is reflected in the statement of operations for the three and six months ended June 30, 2023, respectively and $0 for the comparable periods in 2022. As of June 30, 2023, $0 of WCT 2022 Study prepayments is included as a prepaid expense and other current assets in the Company’s balance sheet. In addition, approximately $55,000 is included in accounts payable and accrued expenses as of June 30, 2023.

Other Consulting Agreements

Effective as of January 1, 2021, the Company entered into an amended consulting agreement with Katalyst Securities LLC (“Katalyst”) reducing the cash payment to $20,000 per month. Effective as of January 1, 2022, the Company entered into an additional amended consulting agreement with Katalyst reducing the cash payment to $10,000 per month beginning February 1, 2022 through December 31, 2022 and eliminating any further warrant issuances. In addition, on February 16, 2021, Katalyst was granted warrants to purchase 25,000 shares of Common Stock at $11.46 per share; on April 1, 2021, was granted warrants to purchase an additional 4,500 shares of Common Stock at $8.80 per share; on July 1, 2021, was granted warrants to purchase an additional 4,500 shares of Common Stock at $9.76 per share; on October 1, 2021, was granted warrants to purchase an additional 4,500 shares of Common Stock at $9.30 per share; and on January 3, 2022, was granted warrants to purchase an additional 4,500 shares of Common Stock at $8.69 per share. For the three and six months ended June 30, 2023, $0 and $0 is reflected in the Company’s statements of operations, respectively and, for the three and six months ended June 30, 2022, $30,000 and $111,283 is reflected in the Company’s statements of operations, respectively. The Company uses the Black Scholes method to value its warrant issuances to Katalyst. All warrants assume a 0% dividend rate, have a term of five years and are expensed at fair value upon issuance. The Company terminated the Katalyst Agreement in December 2022.

Effective as of January 1, 2021, the Company entered into an amended consulting agreement with GP Nurmenkari, Inc. (“GPN”) (the “GPN Agreement”) reducing the cash payment to $12,000 per month. Effective as of July 1, 2021, the Company entered into a second amended consulting agreement with GPN increasing the cash payment to $20,000 per month and increasing warrants issued for each three-month period beginning July 1, 2021 to 5,800, with the last issuance on October 1, 2021. Effective as of January 1, 2022, the Company entered into an additional amended consulting agreement with GPN reducing the cash payment to $10,000 per month beginning February 1, 2022 through December 31, 2022 and eliminating any further warrant issuances. In addition, on February 16, 2021, GPN was granted warrants to purchase 10,000 shares of Common Stock at $11.46 per share; on April 1, 2021, was granted warrants to purchase an additional 2,500 shares of Common Stock at $8.80 per share; on July 1, 2021, was granted warrants to purchase an additional 5,800 shares of Common Stock at $9.76 per share; on October 1, 2021, was granted warrants to purchase an additional 5,800 shares of Common Stock at $9.30 per share; and on January 3, 2022, was granted warrants to purchase an additional 5,800 shares of Common Stock at $8.69 per share. For the three and six months ended June 30, 2023, $0 and $0 is reflected in the Company’s statements of operations, respectively and, for the comparable periods in 2022, $30,000 and $120,320 is reflected in the Company’s statements of operations, respectively. The Company uses the Black Scholes method to value its warrant issuances to GPN. All warrants assume a 0% dividend rate, have a term of five years and are expensed at fair value upon issuance. The Company terminated the GPN Agreement in December 2022.

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

The term of Dr. Tuchman’s employment pursuant to the Offer Letter is one year, which shall be extended automatically for six-month periods unless either party gives timely written notice. Dr. Tuchman’s agreement was previously extended until December 7, 2022. On August 4, 2022, the Company entered into an amendment (the “Second Amendment”) to the Offer Letter to extend the term of Dr. Tuchman’s employment through June 7, 2023, and such term shall be extended for an additional six months upon Dr. Tuchman’s written notice to the Company at least 30 days prior to June 7, 2023. Pursuant to the Amendment, if Dr. Tuchman is terminated without Cause (as defined in the Offer Letter), Dr. Tuchman shall be entitled to severance equal to six months of Dr. Tuchman’s annual base salary. Effective June 7, 2023, the Company entered into an additional amendment to the Offer Letter to extend the term of Dr. Tuchman’s employment through June 7, 2024, with automatic monthly renewals thereafter unless earlier terminated in accordance with the terms of the Second Amendment.

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

On June 1, 2023, the Company paid the holders of the Series B Preferred Stock approximately $1.64 million to satisfy the first amortization payment due. On June 30, 2023, the holders of the Series B Preferred Stock elected to defer the cash payment due on July 1, 2023 of approximately $1.14 million to August 1, 2023.  On July 13, 2023, the holders of the Series B Preferred Stock elected to convert cash payments due on August 1, 2023 of approximately $2.16 million into 3,125,907 shares of Common Stock. On July 31, 2023, the holders of the Series B Preferred Stock elected to defer cash payments due on August 1, 2023 of approximately $953,000 to September 1, 2023. On August 1, 2023, the Company provided notice to the Series B Preferred Stock investors that it would issue 1,680,675 shares of pre-amortization Common Stock to satisfy the amortization payment due September 1, 2023. As of August 10, 2023, 2,799,249 total shares of Common Stock have been issued to the holders of the Series B Preferred Stock.

Accounting Treatment of November Private Placement

Series B Preferred Shares

Effective April 14, 2023, the Company amended the Certificate of Designations of Series B Convertible Preferred Stock. The amendment modified (i) the definition of Floor Price to mean the lower of (i) $1.25 and (ii) 20% of the “Minimum Price” (as defined in Rule 5635 of the Rule of the Nasdaq Stock Market) on the date of receipt of Stockholder Approval (as defined in the Agreement), (ii) the definition of Installment Date to mean June 1, 2023, and thereafter, the first Trading Day of each calendar month immediately following the previous Installment Date until the Maturity Date, and the Maturity Date, and (iii) the definition of Maturity Date to mean August 31, 2023. In accordance with ASC 470-50 and 470-60, the Company has made an accounting policy election to account for amendments of the Series B Preferred Stock as modifications or extinguishments based on the change in fair value of the instrument immediately before and immediately after the amendment. The Company accounted for the amendment as an extinguishment as the change in fair value of the Series B Preferred Stock was 34% (greater than ten percent (10%)) immediately before and immediately after. In accordance with ASC 260-10-S99-2, the Company recognized the $5.7 million increase in fair value as a deemed dividend on the statement of operations.

On May 11, 2023, the Company amended the Certificate of Designations of Series B Convertible Preferred Stock. The amendment removed the definition of Make-Whole Amount (as was previously defined in the Agreement) and modified the definition of the Conversion Amount so as to remove the Make-Whole Amount from said definition. In accordance with ASC 470-50 and 470-60, the Company accounted for the amendment as a modification as the change in fair value of the Series B Preferred Stock was 0.05% (less than ten percent (10%)) immediately before and immediately after. The Company analogized to the share-based payments model for the appropriate modification accounting and did not recognize a deemed dividend as the fair value decreased upon modification.

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

The discount to the fair value is included as a reduction to the carrying value of the Series B Preferred Shares. During 2022, the Company recorded a total discount of approximately $12.3 million upon issuance of the Series B Preferred Shares, which was comprised of the issuance date fair value of the associated embedded derivative of approximately $2.2 million, stock issuance costs of approximately $0.5 million and the fair value of the Warrants of approximately $9.6 million. During the three months ended June 30, 2023, it was deemed probable that the Series B Preferred Shares will be redeemed for cash upon Installment Redemptions (as defined the Certificate of Designation). As such, the Company recognized $2,455,656 to additional paid-in capital to accrete the Series B Preferred Shares to redemption amount pursuant to ASC 480-10-S99-3A with a corresponding increase in the carrying value of the Series B Preferred Shares.

During the three and six months ended June 30, 2023, the Company recorded a loss of $2,484,400 and $2,258,600, respectively, and $0 for the comparable periods in 2022, related to the change in fair value of the derivative liability which is recorded in other income (expense) on the Statements of Operations. The Company estimated the $2,628,000 fair value of the bifurcated embedded derivative at June 30, 2023 using a Monte Carlo simulation model, with the following inputs: the fair value of our Common stock of $0.93 per share on the valuation date, estimated equity volatility of 145%, estimated traded volume volatility of 240%, the time to maturity of 1.7 years, a discounted market interest rate of 6.5%, dividend rate of 7%, a penalty dividend rate of 15.0%, and probability of default of 0.9%.

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

During the three and six months ended June 30, 2023 and 2022, the Company recorded a loss of $207,000 and a gain of $381,000, respectively, and $0 for comparable periods in 2022, related to the change in fair value of the warrant liability which is recorded in other income (expense) on the Statements of Operations. The fair value of the Warrants of approximately $1,129,000 was estimated at June 30, 2023 utilizing the Black Scholes Model using the following weighted average assumptions: dividend yield 0%; remaining term of 4.38 years; equity volatility of 130%; and a risk-free interest rate of 4.24%.

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

Stock and Option Grants

The following is a summary of stock option activity under the stock option plans for the three months ended June 30, 2023:

			Weighted-
			Average	Aggregate
		Weighted-	Remaining	Intrinsic
	Number	Average	Contractual	Value
	of	Exercise	Term	(in
	Shares	Price	(Years)	millions)
Options outstanding at January 1, 2023	661,850	$7.27	9.5	$—
Options granted	80,000	$0.87	10.0	—
Less options forfeited	—	$—	—	—
Less options expired/cancelled	—	$—	—	—
Less options exercised	—	$—	—	—
Options outstanding at June 30, 2023	741,850	$6.15	9.1	$—
Options exercisable at June 30, 2023	661,850	$6.08	9.0	$—

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $0.923 for the Company’s common shares on June 30, 2023 and the closing stock price of $1.16 for the Company’s common shares on December 31, 2022.

As of June 30, 2023, the Company had unrecognized stock option expense of approximately $45,000 and a remaining weighted average period for recognition of 0.75 years.

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

The Company recorded total expenses relating to the outstanding stock options of $334,416 and $979,207 for the three and six months ended June 30, 2023, and $11,544 and $47,918 for the three and six months ended June 30, 2022, respectively.

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

As of December 31, 2022, 100% of the 411,000 RSUs vested and were exercised. As of June 30, 2023 and December 31, 2022, the Company had unrecognized stock option and RSU expense of approximately $0 and $2.56 million, respectively. The fair value of the RSUs issued was based upon the closing trading price of the Company’s Common stock on the grant date of $9.75 per share. The grant date fair value of the RSUs granted was approximately $4.8 million. The Company recorded total expense, using straight line method over the vesting period of the RSUs, of $0 for the six months ended June 30, 2023 and $1,005,146 and $1,680,330 relating to the RSUs for the three and six months ended June 30, 2022, respectively.

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

On January 5, 2023, the Company issued 88,339 shares of restricted stock to a consultant that was engaged to provide investor relations services with a total fair market value on date of issuance of $100,000. On March 22, 2023, the Company issued 4,500 shares of restricted stock to a consultant that was engaged to provide investor relations services with a total fair market value on date of issuance of $4,500, expensed upon issuance. On June 7, 2023, the Company issued 5,409 shares of restricted stock to a consultant that was engaged to provide investor relations services with a total fair market value on date of issuance of $4,500, expensed upon issuance.

Stock Compensation Expense

Total stock-based compensation for the three and six months ended June 30, 2023 was $334,416 and 979,197, respectively, of which $49,863 and $149,589, respectively, was classified as research and development expense, and $284,553 and $829,608 was classified as general and administrative expense, respectively. Total stock-based compensation for the three and six months ended June 30, 2022 was $1,016,690 and $1,728,248, respectively, of which $172,601 and $293,651, respectively, was classified as research and development expense, and $844,089 and $1,434,597 was classified as general and administrative expense, respectively.

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

Note 8 – Common Stock Warrants:

As of June 30, 2023, the Company had warrants outstanding consisting of the following:

Number
of shares
Warrants outstanding January 1, 2022	6,265,525
Warrants issued	2,028,762
Warrants exercised	(65,000)
Warrants expired	(1,049,368)
Warrants outstanding and exercisable December 31, 2022 and June 30, 2023	7,179,919

On January 3, 2022, pursuant to its advisory agreements, the Company issued warrants to purchase 10,300 shares of Common Stock, with an exercise price of $8.96 per share, for a period of five years from the issuance date. The Company used the Black-Scholes valuation model to calculate the value of these warrants issued to advisors during the year ended December 31, 2022. The fair value of the warrants was estimated at the date of issuance using the following weighted average assumptions: Dividend yield 0%; Expected term five years; weighted average implied volatility of 111.8%; and a weighted average Risk-free interest rate of 2.38%. The total expense recorded during the three and six months ended June 30, 2023 was $0 and $71,603, respectively.

On November 22, 2022, pursuant to the November Private Placement (See Note 6 above), the Company issued warrants to purchase 1,993,485 shares of Common Stock, immediately exercisable with at an exercise price of $7.75 per share and expiring five years from the date of issuance. The Exercise Price is subject to customary adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustment, on a “full ratchet” basis, in the event of any issuances of Common Stock, or securities convertible, exercisable or exchangeable for Common Stock, at a price below the then-applicable Exercise Price (subject to certain exceptions). The fair value of the warrants was estimated at the date of issuance using the following weighted average assumptions: Dividend yield 0%, Expected term five years; weighted average implied volatility of 105% and a weighted average Risk-free interest rate of 3.97%. The total value recorded during the year period, classified as a liability on the Company’s balance sheet in November 2022, is approximately $9.6 million. As of June 30, 2023, the liability is $1,129,000.

As of June 30, 2023, the weighted average exercise price and the weighted average remaining life of the total warrants were $11.79 per warrant and 3.17 years, respectively. The intrinsic value of the warrants as of June 30, 2023 was approximately $134,800. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $0.928 for the Company’s common shares on June 30, 2023.

During the six months ended June 30, 2022, three affiliated warrant holders exercised 50,000 Series E Warrants to purchase 50,000 shares of Common Stock at $8.51 per share and one holder exercised 15,000 Series G Warrants to purchase 15,000 shares of Common Stock at $8.51 per share. During the three months ended June 30, 2022, no warrant holders exercised warrants. Total cash proceeds from these warrant exercises was $553,150. During the three and six months ended June 30, 2023, no warrant holders exercised warrants.

Note 9 - Fair Value Measurements

Fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management as of and during the six months ended June 30, 2023 and 2022. The carrying amounts of cash equivalents, accounts receivable, other current assets, other assets, accounts payable, and accrued expenses approximated their fair values as of June 30, 2023 and December 31, 2022 due to their short-term nature. The fair value of the bifurcated embedded derivative related to the convertible preferred stock was estimated using a Monte Carlo simulation model, which uses as inputs the fair value of our Common stock and estimates for the equity volatility and traded volume volatility of our Common stock, the time to maturity of the convertible preferred stock, the risk-free interest rate for a period that approximates the time to maturity, dividend rate, a penalty dividend rate, and our probability of default. The fair value of the warrant liability was estimated using the Black Scholes Model which uses as inputs the following weighted average assumptions, as noted above: dividend yield, expected term in years, equity volatility, and risk-free interest rate.

Fair Value on a Recurring Basis

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. The estimated fair value of the warrant liability and bifurcated embedded derivatives represent Level 3 measurements. The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at June 30, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		June 30,	December 31,
Description	Level	2023	2022
Liabilities:
Warrant liability (Note 6)	3	$1,129,000	$1,510,000
Bifurcated embedded derivative liability (Note 6)	3	$2,628,000	$370,300

The following table sets forth a summary of the change in the fair value of the warrant liability that is measured at fair value on a recurring basis:

December 31, 2022
Balance on December 31, 2021	$—
Issuance of warrants	9,915,000
Change in fair value of warrant liability	(8,405,000)
Balance on December 31, 2022	$1,510,000
Change in fair value of warrant liability	(381,000)
Balance on June 30, 2023	$1,129,000

The following table sets forth a summary of the change in the fair value of the bifurcated embedded derivative liability that is measured at fair value on a recurring basis:

December 31, 2022
Balance on December 31, 2021	$—
Issuance of convertible preferred stock with bifurcated embedded derivative	2,191,300
Change in fair value of bifurcated embedded derivative	(1,821,900)
Balance on December 31, 2022	$369,400
Change in fair value of warrant liability	2,258,600
Balance on June 30, 2023	$2,628,000

Note 10 – Subsequent Events

See Note 6 above.

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

Basis of Presentation

The unaudited financial statements for the six months ended June 30, 2023 and 2022 include a summary of our significant accounting policies and should be read in conjunction with the discussion below and our financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included in the financial statements. All such adjustments are of a normal recurring nature.

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

On June 1, 2023, the Company paid the holders of the Series B Preferred Stock approximately $1.64 million to satisfy the first amortization payment due. On June 30, 2023, the holders of the Series B Preferred Stock elected to defer the cash payment due on July 1, 2023 of approximately $1.14 million to August 1, 2023.  On July 13, 2023, the holders of the Series B Preferred Stock elected to convert cash payments due on August 1, 2023 of approximately $2.16 million into 3,125,907 shares of Common Stock. On July 31, 2023, the holders of the Series B Preferred Stock elected to defer cash payments due on August 1, 2023 of approximately $953,000 to September 1, 2023. On August 1, 2023, the Company provided notice to the Series B Preferred Stock investors that it would issue 1,680,675 shares of pre-amortization Common Stock to satisfy the amortization payment due September 1, 2023. As of August 10, 2023, 2,799,249 total shares of Common Stock have been issued to the holders of the Series B Preferred Stock.

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

As of June 30, 2023, we incurred cumulative expenses of approximately $10.5 million associated with services provided by WCT and certain pass-through expenses incurred by WCT, which was offset by NIH reimbursements recognized of $2.7 million and, for the three and six months ended June 30, 2023, we incurred expenses of approximately $77,000 and $400,000 associated with services provided by WCT and certain pass-through expenses incurred by WCT.

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

The Company incurred approximately $1.6 million of cumulative expenses associated with the current 2022 Study as of June 30, 2023. Of the total $1.6 million incurred for the trial as of June 30, 2023, approximately $33,000 and $157,000 is reflected in the statement of operations, respectively and $0 for the comparable 2022 periods. As of June 30, 2023, $0 of WCT 2022 Study prepayments is included as a prepaid expense and other current assets in the Company’s balance sheet. In addition, approximately $55,000 is included in accounts payable and accrued expenses as of June 30, 2023.

Other Development Projects

To the extent resources permit, we may pursue development of selected technology platforms with indications related to the treatment of various disorders, including neurodegenerative disorders such as AD, based on our currently licensed technology and/or technologies available from third party licensors or collaborators.

Nemours Agreement

On September 5, 2018, we announced a collaboration with Nemours, a premier U.S. children’s hospital, to initiate a clinical trial in children with Fragile X. In addition to the primary objective of safety and tolerability, measurements will be made of working memory, language and other functional aspects such as anxiety, repetitive behavior, executive functioning, and social behavior. On August 5, 2021, the Company announced its memorandum of understanding with Nemours A.I. DuPont Hospital (“Nemours”) to initiate a clinical trial using Bryostatin-1, under Orphan Drug Status, to treat Fragile X. We intend to provide the Bryostatin-1 drug product candidate and obtain the IND and Nemours intends to provide the clinical site and attendant support for the trial. We and Nemours, jointly, will develop the trial protocol. We currently estimate our total trial and IND cost to be approximately $2 million. As of June 30, 2023, we have incurred cumulative expenses associated with this agreement of approximately $100,000.

We have filed for an IND with the FDA. The FDA has placed the development of the IND on clinical hold pending completion of further analytics relating to drug pharmacokinetics and pharmacodynamics. We are currently evaluating its plans to advance Fragile X development.

Cleveland Clinic

On February 23, 2022, we announced our collaboration with the Cleveland Clinic to pursue possible treatments for Multiple Sclerosis, and on July 19, 2023, we announced that we had entered into an agreement with Cleveland Clinic to conduct a Phase 1 trial of Bryostatin-1 in MS. Cleveland Clinic will manage the clinical trial’s implementation, including an IND submission to the FDA and patient enrollment. The total estimated costs associated with this collaboration are approximately $2.0 million.

Results of Operations

Comparison of the six months ended June 30, 2023 and 2022

The following table summarizes our results of operations for the six months ended June 30, 2023 and 2022:

	Six Months ended
	June 30,		Dollar
	2023	2022	Change	% Change
Operating Expenses:
Research and development expenses	$1,184,928	$3,427,175	$(2,242,247)	(65.4)%
General and administrative expenses	$3,566,726	$3,651,748	$(85,022)	(2.3)%
Other income (loss), net	$(1,054,084)	$49,097	$(1,103,181)	(2,246.9)%
Net loss	$5,805,738	$7,029,826	$(1,224,088)	(17.4)%

Operating Expenses

Overview

Total operating expenses for the six months ended June 30, 2023 were $4,751,654 as compared to $7,078,923 for the six months ended June 30, 2022, a decrease of approximately 32.9%. The decrease in total operating expenses is due to the decrease in research and development activities and general and administrative expenses.

Research and Development Expenses

For the six months ended June 30, 2023, we incurred $1,184,928 in research and development expenses as compared to $3,427,175 for the six months ended June 30, 2022, a decrease of approximately 65.4%. These expenses were incurred primarily pursuant to developing the potential AD therapeutic product, specifically expenses relating to our ongoing Phase 2 clinical trial for AD. Of these expenses, for the six months ended June 30, 2023, $842,756 was incurred principally relating to our current confirmatory clinical trial and our Phase 2 dose ranging study and related storage of drug product, $155,868 for clinical consulting services, $10,247 of amortization of prepaid licensing fees relating to the Stanford License Agreement and Mount Sinai Agreement, $26,468 for development of alternative drug supply with Stanford University and $149,589 of non-cash stock options compensation expense; comparatively, for the six months ended June 30, 2022, $2,943,402 was incurred principally relating to our confirmatory clinical trial and related storage of drug product, $152,658 for clinical consulting services, $14,931 of amortization of prepaid licensing fees relating to the Stanford License Agreement and Mount Sinai Agreement, $23,481 for development of alternative drug supply with Stanford University and $292,703 of non-cash stock options compensation expense.

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

General and Administrative Expenses

We incurred $3,566,726 and $3,651,748 of general and administrative expenses for the six months ended June 30, 2023 and 2022, respectively, a decrease of approximately 2.3%. During the six months ended June 30, 2023, $648,092 was incurred primarily for wages, bonuses, vacation pay, severance, taxes and insurance, versus $601,507 for the six months ended June 30, 2022; $493,316 was incurred for legal expenses versus $207,019 for the 2022 comparable period. The increase in legal fees for 2023 is based upon the increased fees for special stockholder vote requirements and for regulatory compliance; $472,815 was incurred for outside operations consulting services during the six months ended June 30, 2023, versus $589,454 for the comparable period in 2022. The decrease for the 2023 period is based upon a decrease in non-cash compensation paid; $74,048 was incurred for travel expenses during the six months ended June 30, 2023, versus $39,131 for the comparable period in 2022 as post-COVID travel has increased; $240,628 was incurred for investor relations services during the six months ended June 30, 2023, versus $133,569 for the comparable period in 2022, with the increase for the current period based upon engaging additional consultants to assist with Company communications; $185,209 was incurred for professional fees associated with auditing, financial, accounting and tax advisory services during the six months ended June 30, 2023, versus $109,725 for the comparable period in 2022. The increase for the current period is primary attributable to additional audit work for the November Private Placement and auditor change; $387,164 was incurred for insurance during the six months ended June 30, 2023, versus $365,544 for the comparable period in 2022; $235,846 was incurred for utilities, supplies, license fees, filing costs, rent, advertising and other during the six months ended June 30, 2023, versus $170,254 for the comparable period in 2022, with the increase for 2023 primary attributable to recognizing Delaware franchise tax quarterly; and $829,608 was recorded as non-cash stock options compensation expense during the six months ended June 30, 2023, versus $1,435,545 for the comparable period in 2022.

Other Income / Expense

We recognized a total other loss of $1,054,084 for the six months ended June 30, 2023 as compared to a total gain of $49,097 for the six months ended June 30, 2022, which consisted, for 2023, of interest income on funds deposited in interest bearing money market accounts and changes in fair value of warrant liability and derivative liability versus interest income only for 2022. The increase in interest income of $774,419 is primarily attributable to the increase in money market interest income rates and increase in cash balances. The total decrease is primarily attributable to the increase in fair value of derivative liability of $2,258,600 and the increase in fair value of warrant liability of $381,000 partially offset by the increase in interest income.

Net loss

We incurred losses of $5,805,738 and $7,029,826 for the six months ended June 30, 2023 and 2022, respectively. The decreased loss was primarily attributable to the decrease in net research and development expenses associated with our current Phase 2 confirmatory clinical trial and general and administrative expenses and other income.

Comparison of the three months ended June 30, 2023 and 2022

The following table summarizes our results of operations for the three months ended June 30, 2023 and 2022:

	Three Months ended
	June 30,		Dollar
	2023	2022	Change	% Change
Operating Expenses:
Research and development expenses	$307,211	$1,941,101	$(1,633,890)	(84.2)%
General and administrative expenses	$1,522,502	$1,855,290	$(332,788)	(17.9)%
Other income (loss), net	$(2,264,241)	$44,487	$136,372	306.5%
Net loss	$4,093,954	$3,751,904	$342,050	9.1%

Operating Expenses

Overview

Total operating expenses for the three months ended June 30, 2023 were $1,829,713 as compared to $3,796,391 for the three months ended June 30, 2022, a decrease of approximately 51.8%. The decrease in total operating expenses is due to the decrease in research and development activities and general and administrative expenses.

Research and Development Expenses

For the three months ended June 30, 2023, we incurred $307,211 in research and development expenses as compared to $1,941,101 for the three months ended June 30, 2022, a decrease of approximately 84.2%. These expenses were incurred primarily in connection with developing the potential AD therapeutic product, specifically expenses relating to our ongoing Phase 2 clinical trial for AD. Of these expenses, for the three months ended June 30, 2023, $167,495 was incurred principally relating to our current confirmatory clinical trial and our Phase 2 dose ranging study and related storage of drug product, $74,121 for clinical consulting services, $4,986 of amortization of prepaid licensing fees relating to the Stanford License Agreement and Mount Sinai Agreement, $10,746 for development of alternative drug supply with Stanford University and $49,863 of non-cash stock options compensation expense; comparatively, for the three months ended June 30, 2022, $1,680,918 was incurred principally relating to our confirmatory clinical trial and related storage of drug product, $73,113 for clinical consulting services, $7,479 of amortization of prepaid licensing fees relating to the Stanford License Agreement and Mount Sinai Agreement, $7,938 for development of alternative drug supply with Stanford University and $35,763 of non-cash stock options compensation expense.

Our research and development expenses have significantly decreased as our current Phase 2 clinical trial for AD was materially concluded by the end of 2022 and our Phase 2 dose ranging study was discontinued. Other development expenses might increase, as our resources permit, in order to advance our potential products. We are continuing to determine how to proceed with respect to our other current development programs for Bryostatin-1.

General and Administrative Expenses

We incurred $1,522,502 and $1,855,290 of general and administrative expenses for the three months ended June 30, 2023 and 2022, respectively, a decrease of approximately 17.9%. During the three months ended June 30, 2023, $328,330 was incurred primarily for wages, bonuses, vacation pay, severance, taxes and insurance, versus $307,603 for the three months ended June 30, 2022; $211,635 was incurred for legal expenses versus $77,804 for the 2022 comparable period. The increase in legal fees for 2023 is based upon the prior year’s increased fees for special stockholder vote requirements and for regulatory compliance; $222,515 was incurred for outside operations consulting services during the three months ended June 30, 2023, versus $193,250 for the comparable period in 2022; $51,151 was incurred for travel expenses during the three months ended June 30, 2023, versus $24,479 for the comparable period in 2022 as post-COVID travel has increased; $55,967 was incurred for investor relations services during the three months ended June 30, 2023, versus $61,355 for the comparable period in 2022; $63,885 was incurred for professional fees associated with auditing, financial, accounting and tax advisory services during the three months ended June 30, 2023, versus $87,677 for the comparable period in 2022; $193,441 was incurred for insurance during the three months ended June 30, 2023, versus $181,236 for the comparable period in 2022; $111,025 was incurred for utilities, supplies, license fees, filing costs, rent, advertising and other during the three months ended June 30, 2023, versus $76,849 for the comparable period in 2022; and $284,553 was recorded as non-cash stock options compensation expense during the three months ended June 30, 2023, versus $845,037 for the comparable period in 2022.

Other Income / Expense

We recognized a total other loss of $2,264,241 for the three months ended June 30, 2023 as compared to a total other gain of $44,487 for the three months ended June 30, 2022, which consisted, for 2023, of interest income on funds deposited in interest bearing money market accounts and changes in fair value of warrant liability and derivative liability versus interest income only for 2022. The increase in interest income of $382,672 is primarily attributable to the increase in money market interest income rates and increase in cash balances. The total decrease is primarily attributable to the increase in fair value of warrant liability of $207,000 and increase in fair value of derivative liability of $2,484,400 partially offset by the increase in interest income.

Net loss

We incurred losses of $4,093,954 and $3,751,904 for the three months ended June 30, 2023 and 2022, respectively. The increased loss was primarily attributable to the increase in other losses mostly offset by both the decreases in net research and development expenses associated with our current Phase 2 confirmatory clinical trial and general and administrative expenses.

Financial Condition, Liquidity and Capital Resources

Cash and Working Capital

Since inception, we have incurred negative cash flows from operations. As of June 30, 2023, we had working capital of $30,643,068 as compared to working capital of $37,272,851 as of December 31, 2022. The $6,629,783 decrease in working capital was primarily attributable to approximately $5.3 million of operating expenses, preferred stock dividends of approximately $0.7 million and sources of cash of approximately $2.0 million partially offset by non-cash expenses of approximately $0.6 million and interest income of approximately $0.8 million.

We expect that our current cash and cash equivalents of approximately $32.5 million will be sufficient to support our projected operating requirements for at least the next 12 months from the date of this Quarterly Report on Form 10-Q, which would include the continuing development of Bryostatin-1, our novel drug candidate targeting the activation of PKCε, our initiation and possible development of a therapeutic for MS and other possible therapeutics.

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

	Six Months Ended June 30,
	2023	2022
Cash used in operating activities	$2,935,299	$6,009,489
Cash used in investing activities	2,707	3,029
Cash used in (provided by) financing activities	1,641,064	(553,150)

Net Cash Used in Operating Activities

Cash used in operating activities was $2,935,299 for the six months ended June 30, 2023, compared to $6,009,489 for the six months ended June 30, 2022. The $3,074,190 decrease primarily resulted from the decrease in net loss of approximately $1.2 million, the decrease in prepaid expenses of approximately $0.1 million and the increase in accounts payable and accrued expenses of approximately $0.7 million, and the changes in fair value of non-cash warrant and derivative liabilities totaling approximately $1.9 partially offset by an increase in non-cash stock-based compensation of approximately $0.8 million.

Net Cash Used in Investing Activities

Net cash used in investing activities was $2,707 for the six months ended June 30, 2023 compared to $3,029 for the six months ended June 30, 2022. The cash used in investing activities for the six months ended June 30, 2023 was for capital expenditures.

Net Cash Used in / Provided by Financing Activities

Net cash used in financing activities was $1,641,064 for the six months ended June 30, 2023 compared to cash provided by financing activities of $553,150 for the six months ended June 30, 2022. The net cash used in financing activities for the 2023 period was for paying dividends and redeeming part of the investment made by investors in the November Private Placement.  Funds provided by financing activities for the comparable 2022 period resulted from the exercise of investor warrants issued in 2021.

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

Based on management’s review, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of June 30, 2023. Notwithstanding the material weaknesses described above, our management, including the Chief Executive Officer and Chief Financial Officer, has concluded that financial statements, and other financial information included in this Quarterly Report on Form 10-Q, fairly present in all material respects our financial condition, results of operations, and cash flows as of and for the periods presented in this Quarterly Report on Form 10-Q.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On June 7, 2023, we issued 5,409 shares of Common Stock to Neil Cataldi in exchange for investor relations services.

The foregoing transaction did not involve any underwriters or any public offering. The sale of the above securities were deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act (and Regulation D promulgated thereunder) or Rule 701 promulgated under Section 3(b) of the Securities Act as transactions by an issuer not involving any public offering. The recipient of the securities in the transaction represented their intentions to acquire the securities for investment only and not with a view to, or for sale in connection with, any distribution thereof, and appropriate legends were affixed to the securities issued in these transactions. The recipient received or had, through his relationships with us, adequate access to information about us.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

During the fiscal quarter ended June 30, 2023, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits.

Exhibit Number

10.1#

Amendment to the offer letter, dated June 16, 2023, by and between the Company and Alan J. Tuchman, M.D. (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed on June 22, 2023).

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

101

The following financial information from this Quarterly Report on Form 10-Q for the period ended June 30, 2023, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Statements of Operations; (ii) the Condensed Balance Sheets; (iii) the Condensed Statements of Cash Flows; and (iv) the Notes to Financial Statements, tagged as blocks of text.

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

**Filed herewith

# Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Synaptogenix, Inc.

Date: August 14, 2023	By:	/s/ Alan J. Tuchman, M.D.
Alan J. Tuchman, M.D.
Chief Executive Officer
(principal executive officer)

Date: August 14, 2023	By:	/s/ Robert Weinstein
Robert Weinstein
Chief Financial Officer, Executive Vice President, Secretary and Treasurer