Form 10-Q
period 2023-09-30
Synaptogenix, Inc.
filed 2023-11-14
CIK 1571934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

As of November 10, 2023, there were 20,390,833 shares of the registrant’s common stock, $0.0001 par value per share, issued and outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements. These statements, identified by words such as “plan,” “anticipate,” “believe,” “estimate,” “should,” “expect” and similar expressions, include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, the significant length of time associated with drug development and related insufficient cash flows and resulting illiquidity, our patent portfolio, our inability to expand our business, significant government regulation of pharmaceuticals and the healthcare industry, lack of product diversification, availability of our raw materials, existing or increased competition, stock volatility and illiquidity, and our failure to implement our business plans or strategies. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. You should carefully review this report in its entirety, including but not limited to our financial statements and the notes thereto and the risks described in Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the Securities and Exchange Commission (the “SEC”) on March 21, 2023, as updated in our quarterly report and current reports filed with the SEC from time to time. We advise you to carefully review the reports and documents we file from time to time with the SEC including our current reports on Form 8-K. Except for our ongoing obligations to disclose material information under securities laws, we undertake no obligation to publicly release any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

Synaptogenix, Inc.

Condensed Balance Sheets

(Unaudited)

	September 30,	December 31,
	2023	2022
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$31,727,549	$37,478,480
Prepaid Clinical trial expenses	375,085	367,714
Prepaid expenses and other current assets	238,109	739,467

TOTAL CURRENT ASSETS	32,340,743	38,585,661

Fixed assets, net of accumulated depreciation	19,715	22,145

TOTAL ASSETS	$32,360,458	$38,607,806

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$214,218	$660,206
Accrued expenses	76,543	536,714
Dividend payable	—	115,890
Accrued Series B Convertible Preferred payments payable	1,527,002	—

TOTAL CURRENT LIABILITIES	1,817,763	1,312,810

Warrant liability	455,000	1,510,000
Derivative liability	1,659,000	370,300

TOTAL LIABILITIES	3,931,763	3,193,110

Commitments and contingencies

Series B Convertible redeemable preferred stock, $.0001 par value and $1,000 face value, 1,000,000 shares authorized; 9,000 and 15,000 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively. Liquidation preference of $9,000,000 plus dividends accrued at 7% per annum of $128,625 as of September 30, 2023.	1,687,835	2,721,723

STOCKHOLDERS' EQUITY
Common stock - 150,000,000 shares authorized, $0.0001 par value; 17,510,743 shares issued and outstanding as of September 30, 2023 and 7,267,032 shares issued and outstanding as of December 31, 2022.	1,753	728
Additional paid-in capital	59,120,436	52,523,762
Accumulated deficit	(32,381,329)	(19,831,517)

TOTAL STOCKHOLDERS’ EQUITY	26,740,860	32,692,973

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$32,360,458	$38,607,806

See accompanying notes to condensed financial statements.

Synaptogenix, Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2023	2022	2023	2022
OPERATING EXPENSES:
Research and development	$212,103	$1,484,694	$1,397,031	$4,911,869
General and administrative	1,217,689	1,682,512	4,784,415	5,334,260

TOTAL OPERATING EXPENSES	1,429,792	3,167,206	6,181,446	10,246,129

OTHER INCOME (EXPENSE):
Interest income	549,995	140,730	1,373,511	189,827
Change in fair value of warrant liability	674,000	—	1,055,000	—
Change in fair value of derivative liability	969,000	—	(1,289,600)	—
TOTAL OTHER INCOME (EXPENSE)	2,192,995	140,730	1,138,911	189,827

Net loss (income) before income taxes	(763,203)	3,026,476	5,042,535	10,056,302

Provision for income taxes	—	—	—	—

Net (income) loss	(763,203)	3,026,476	5,042,535	10,056,302

Preferred Stock dividends	1,124,628	—	1,814,277	—
Deemed dividend - preferred stock extinguishment	—	—	5,693,000	—

Net loss attributable to common stockholders	$361,425	$3,026,476	$12,549,812	$10,056,302

PER SHARE DATA:

Basic and diluted loss per common share	$0.03	$0.43	$1.48	$1.44

Basic and diluted weighted average common shares outstanding	10,702,900	6,988,000	8,476,200	6,962,400

See accompanying notes to condensed financial statements.

Synaptogenix, Inc.

Condensed Statements of Changes in Stockholders’ Equity

(Unaudited)

	Three Months Ended September 30, 2022
					Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance July 1, 2022	—	$—	6,810,326	$682	$50,124,087	$(21,171,496)	$28,953,273

Stock based compensation	—	—	—	—	510,747	—	510,747

Issuance of warrants for consulting fees	—	—	—	—	75,000	—	75,000

Issuance of common stock for consulting fees	—	—	30,843	3	154,500	—	154,503

Net loss	—	—	—	—	—	(3,026,476)	(3,026,476)

Balance September 30, 2022	$—	$—	6,841,169	$685	$50,864,334	$(24,197,972)	$26,667,047

	Three Months Ended September 30, 2023
					Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance July 1, 2023	14,000	$2,077,379	7,365,280	$738	$56,849,293	$(32,019,904)	$24,830,127

Stock based compensation	—	—	—	—	15,064	—	15,064

Issuance of common stock for consulting fees	—	—	11,152	1	4,499	—	4,500

Preferred stock dividends	—	192,500	—	—	—	(192,500)	(192,500)

Deemed dividends on preferred stock	—	46,924	2,047,526	205	815,166	(932,128)	(116,757)

Preferred stock redemptions and conversions	(4,000)	(2,026,292)	8,086,785	809	3,892,070	—	3,892,879

Accrual of preferred stock and dividend redemption	(1,000)	(1,058,333)	—	—	—	—	—

Preferred stock accretion	—	2,455,656	—	—	(2,455,656)	—	(2,455,656)

Net loss	—	—	—	—	—	763,203	763,203

Balance September 30, 2023	9,000	$1,687,834	17,510,743	$1,753	$59,120,436	$(32,381,329)	$26,740,860

	Nine Months Ended September 30, 2022
					Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance January 1, 2022	—	$—	6,730,180	$674	$47,670,744	$(14,141,670)	$33,529,748

Stock based compensation	—	—	—	—	2,238,995	—	2,238,995

Issuance of warrants for consulting fees	—	—	—	—	146,603	—	146,603

Issuance of common stock for consulting fees	—	—	45,989	4	254,849	—	254,853

Exercise of common stock warrants	—	—	65,000	7	553,143	—	553,150

Net loss	—	—	—	—	—	(10,056,302)	(10,056,302)

Balance September 30, 2022	$—	$—	6,841,169	$685	$50,864,334	$(24,197,972)	$26,667,047

	Nine Months Ended September 30, 2023
					Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance January 1, 2023	15,000	$2,721,723	7,267,032	$728	$52,523,762	$(19,831,517)	$32,692,973

Stock based compensation	—	—	—	—	994,261	—	994,261

Issuance of common stock for consulting fees	—	—	109,400	11	113,489	—	113,500

Preferred stock dividends	—	882,149	—	—	—	(882,149)	(882,149)

Reclassification of accrued dividends upon probable redemption of preferred stock	—	165,375	—	—	—	—	—

Deemed dividend - preferred stock extinguishment	—	—	—	—	5,693,000	(5,693,000)	—

Deemed dividends on preferred stock	—	46,924	2,047,526	205	815,166	(932,128)	(116,757)

Preferred stock redemptions and conversions	(5,000)	(3,715,941)	8,086,785	809	3,892,070	—	3,892,879

Accrual of preferred stock and dividend redemption	(1,000)	(3,323,708)	—	—	—	—	—

Preferred stock accretion	—	4,911,312	—	—	(4,911,312)	—	(4,911,312)

Net loss	—	—	—	—	—	(5,042,535)	(5,042,535)

Balance September 30, 2023	9,000	$1,687,834	17,510,743	$1,753	$59,120,436	$(32,381,329)	$26,740,860

See accompanying notes to condensed financial statements.

Synaptogenix, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2023	September 30, 2022
CASH FLOW USED IN OPERATING ACTIVITIES
Net loss	$(5,042,535)	$(10,056,302)
Adjustments to reconcile net loss to net cash used by operating activities
Stock based compensation	994,261	2,238,995
Change in fair value of warrant liability	(1,055,000)	—
Change in fair value of derivative liability	1,289,600	—
Consulting services paid by issuance of common stock	113,500	254,853
Consulting services paid by issuance of common stock warrants	—	146,603
Depreciation expense	5,137	4,188
Change in assets and liabilities:
Decrease in prepaid expenses	493,987	295,253
Decrease in accounts payable	(445,988)	(813,116)
Decrease in accrued expenses	(460,171)	(498,201)
Total adjustments	935,326	1,628,575

Net Cash Used in Operating Activities	(4,107,209)	(8,427,727)

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchase of fixed assets	(2,707)	(5,275)

Net Cash Used in Investing Activities	(2,707)	(5,275)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of investor warrants	—	553,150
Redemption of Series B Convertible Preferred Stock	(1,000,000)	—
Dividends on Series B Convertible Preferred Stock	(641,015)	—
Net Cash Provided by Financing Activities	(1,641,015)	553,150

NET DECREASE IN CASH AND EQUIVALENTS	(5,750,931)	(7,879,852)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	37,478,480	34,213,989

CASH AND EQUIVALENTS AT END OF PERIOD	$31,727,549	$26,334,137

DISCLOSURES OF NON-CASH FINANCING ACTIVITIES:

Accrual of Series B Convertible Preferred Stock Dividends	$1,173,262	$—
Accretion of Series B Convertible Preferred Stock to redemption value	$4,911,312	$—
Deemed dividend for Series B Convertible Preferred Stock modification	$5,693,000	$—
Accrual of Series B Convertible Preferred Stock and Dividend Redemption	$1,527,002	$—

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

On April 24, 2023, the Company received a written notice from the Listing Qualifications Department of the Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that for the preceding 30 consecutive business days, the Company’s common stock did not maintain a minimum closing bid price of $1.00 per share as required by Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company received an initial grace period of 180 calendar days, or until October 23, 2023 (the “Initial Compliance Period”), to regain compliance with the Minimum Bid Price Requirement. Compliance could be achieved automatically and without further action if the closing bid price of the Company’s stock remained at or above $1.00 for a minimum of 10 consecutive business days at any time during the Initial Compliance Period. On October 24, 2023, the Company received a second written notice from Nasdaq, notifying the Company that it had not regained compliance with the Minimum Bid Price Requirement during the Initial Compliance Period and granting the Company an additional grace period of 180 calendar days, or until April 22, 2024 (the “Second Compliance Period”), to regain compliance. Compliance can be achieved automatically and without further action if the closing bid price of the Company’s stock remains at or above $1.00 for a minimum of 10 consecutive business days at any time during the Second Compliance Period, in which case Nasdaq will notify the Company of its compliance and the matter will be closed.  If, however, the Company does not achieve compliance with the Minimum Bid Price Requirement during the Second Compliance Period, Nasdaq will notify the Company that its common stock will be delisted subject to an opportunity for the Company to appeal.

Liquidity Uncertainties

As of September 30, 2023, the Company had approximately $31.7 million in cash and cash equivalents as compared to $37.5 million at December 31, 2022. The Company expects that its current cash and cash equivalents, approximately $29.5 million as of the date of this Quarterly Report on Form 10-Q, will be sufficient to support its projected operating requirements and financial commitments for at least the next 12 months from this date. The operating requirements include the current development plans for Bryostatin-1, our novel drug candidate targeting the activation of Protein Kinase C Epsilon and other development projects. The financial commitments include the potential redemption of the Series B Convertible Preferred Stock for cash.

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

Note 2 – Summary of Significant Accounting Policies:

Basis of Presentation:

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the unaudited condensed financial statements included herein contain all adjustments necessary to present fairly the Company’s financial position and the results of its operations and cash flows for the interim periods presented. Such adjustments are of a normal recurring nature. The results of operations for the three and nine months ended September 30, 2023 may not be indicative of results for the full year. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and the notes to those statements for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 21, 2023.

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

As all potentially dilutive securities are anti-dilutive as of September 30, 2023 and 2022, diluted net loss per share is the same as basic net loss per share for the three and nine months ended September 30, 2023 and 2022.

The weighted average dilutive securities that have been excluded from the calculation of diluted net loss per share for the three and nine months ended September 30, 2023 and 2022 respectively, because to do so would be anti-dilutive (in Common Stock equivalents), are as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Common Stock Options	741,850	130,000	716,232	128,960
Restricted Stock Units	—	495,000	—	495,000
Convertible Preferred Stock	1,358,323	—	1,358,323	—
Common Stock Warrants	7,179,919	5,175,897	7,179,919	5,625,423
Total	9,280,092	5,800,897	9,254,504	6,249,383

Cash and Cash Equivalents and Concentration of Credit Risk:

The Company considers all highly liquid cash investments with an original maturity of three months or less when purchased to be cash equivalents. At September 30, 2023, the Company’s cash balances that exceed the current insured amounts under the Federal Deposit Insurance Corporation (“FDIC”) were approximately $1.5 million. In addition, approximately $30.2 million included in cash and cash equivalents were invested in a money market fund, which is not insured under the FDIC.

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

Fixed Assets and Leases:

The Company has two leases, one of which has a term of two years during the respective reporting periods and one has a one year term. The Company has deemed the two year lease immaterial and has not recorded it as an obligation on the balance sheet nor a right-of-use asset.  The total future expense relating to this lease is approximately $50,000 per year.

Fixed assets are stated at cost less accumulated depreciation. Depreciation is computed on a straight line basis over the estimated useful life of the asset, which is deemed to be between three and ten years.

Research and Development Costs:

All research and development costs, including costs to maintain or expand the Company’s patent portfolio licensed from CRE are expensed when incurred. Non-refundable advance payments for research and development are capitalized because the right to receive those services represents an economic benefit. Such capitalized advances will be expensed when the services occur and the economic benefit is realized. There were no capitalized research and development services, other than non-refundable advance payments as mentioned below for Worldwide Clinical Trials, Inc. (“WCT”) and The Cleveland Clinic Foundation (“Cleveland Clinic”), at September 30, 2023 and December 31, 2022.

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

The Company had federal and state net operating loss carryforwards for income tax purposes of approximately $94.0 million for the period from October 31, 2012 (inception) through September 30, 2023. The net operating loss carryforwards resulted in Federal and state deferred tax asset of approximately $27.6 million at September 30, 2023. Income tax effects of share-based payments are recognized in the financial statements for those awards that will normally result in tax deductions under existing tax law. However, the deferred tax asset is offset by a full valuation allowance.

The Company may be subject to significant U.S. federal income tax-related liabilities with respect to the Spin-Off if there is a determination that the Spin-Off is taxable for U.S. federal income tax purposes. In connection with the Spin-Off, the Company believes that, among other things, the Spin-Off should qualify as a tax-free transaction for U.S. federal income tax purposes under Section 355 and Section 368(a)(1)(D) of the Internal Revenue Code of 1986 (the “Code”). If the conclusions of the tax opinions are not correct, or if the Spin-Off is otherwise ultimately determined to be a taxable transaction, the Company would be liable for U.S. federal income tax related liabilities. Pursuant to the Separation and Distribution Agreement and the Tax Matters Agreement, Neurotrope agreed to indemnify Synaptogenix for certain liabilities, and Synaptogenix agreed to indemnify Neurotrope for certain liabilities, in each case for uncapped amounts. Indemnities that Synaptogenix may be required to provide Neurotrope are not subject to any cap, may be significant and could negatively impact Synaptogenix’s business, particularly with respect to indemnities provided in the Tax Matters Agreement. Third parties could also seek to hold Synaptogenix responsible for any of the liabilities that Neurotrope has agreed to retain. Further, the indemnity from Neurotrope may not be sufficient to protect Synaptogenix against the full amount of such liabilities, and Neurotrope may not be able to fully satisfy its indemnification obligations. Moreover, even if Synaptogenix ultimately succeeds in recovering from Neurotrope any amounts for which Synaptogenix is held liable, Synaptogenix may be temporarily required to bear these losses. At September 30, 2023 and as of the date of financial statement issuance date, the Company does not have any indemnification liabilities.

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

Expense Reimbursement for Grant Award:

The Company reduces its research and development expenses by funding received or receivable from an NIH grant during the period that the expenses are incurred. The Company recognized grant related expense reductions during the nine months ended September 30, 2023 of $0 and approximately $100,000 for the three and nine months ended September 30, 2022. See Note 5, “Other Commitments – Clinical Trial Services Agreements.”

Of the total $2.7 million available from the NIH grant, the Company has received the maximum reimbursements under the grant as of September 30, 2023.

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

Note 3– Collaborative Agreements and Commitments:

Stanford License Agreements

On May 12, 2014, the Company entered into a license agreement (the “Stanford Agreement”) with The Board of Trustees of The Leland Stanford Junior University (“Stanford”), pursuant to which Stanford has granted to the Company a revenue-bearing, world-wide right and exclusive license, with the right to grant sublicenses (on certain conditions), under certain patent rights and related technology for the use of bryostatin structural derivatives, known as “bryologs,” for use in the treatment of central nervous system disorders, lysosomal storage diseases, stroke, cardio protection and traumatic brain injury, for the life of the licensed patents. The Company is required to use commercially reasonable efforts to develop, manufacture and sell products (“Licensed Products”) in the Licensed Field of Use (as defined in the Stanford Agreement) during the term of the licensing agreement which expires upon the termination of the last valid claim of any licensed patent under this agreement. In addition, the Company must meet specific product development milestones, and upon meeting such milestones, make specific milestone payments to Stanford. The Company must also pay Stanford royalties of 3% of net sales, if any, of Licensed Products (as defined in the Stanford Agreement) and milestone payments of up to $3.7 million dependent upon stage of product development. As of September 30, 2023, no royalties nor milestone payments have been required.

On January 19, 2017, the Company entered into a second license agreement with Stanford, pursuant to which Stanford has granted to the Company a revenue-bearing, world-wide right and exclusive license, with the right to grant sublicenses (on certain conditions), under certain patent rights and related technology for the use of “Bryostatin Compounds and Methods of Preparing the Same,” or synthesized bryostatin, for use in the treatment of neurological diseases, cognitive dysfunction and psychiatric disorders, for the life of the licensed patents. The Company paid Stanford $70,000 upon executing the license and is obligated to pay an additional $10,000 annually as a license maintenance fee. In addition, based upon certain milestones that include product development and commercialization, the Company will be obligated to pay up to an additional $2.1 million and between 1.5% and 4.5% royalty payments on certain revenues generated by the Company relating to the licensed technology. On November 9, 2021, the Company revised the existing licensing agreement with Stanford. The revisions extended all the required future product development and commercialization milestones. The Company is currently in full compliance with the revised agreement and is moving forward on its commitments. As of September 30, 2023, no royalties nor milestone payments have been earned or made.

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

The Company is required to pay Mt. Sinai milestone payments of $2.0 million upon approval of a new drug application (“NDA”) in the United States and an additional $1.5 million for an NDA approval in the European Union or Japan. In addition, the Company is required to pay Mt. Sinai royalties on net sales of licensed product of 2.0% for up to $250 million of net sales and 3.0% of net sales over $250 million. Since inception, the Company has paid Mt. Sinai approximately $200,000 consisting of licensing fees of $125,000 plus development costs and patent fees of approximately $75,000. As of September 30, 2023, no royalties nor milestone payments have been required.

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

In connection with the Supply Agreement, on June 9, 2020, the Company entered into a transfer agreement (the “Transfer Agreement”) with BryoLogyx. Pursuant to the terms of the Transfer Agreement, the Company agreed to assign and transfer to BryoLogyx all of the Company’s right, title and interest in and to that certain Cooperative Research and Development Agreement, dated as of January 29, 2019 (the “CRADA”), by and between the Company and the U.S. Department of Health and Human Services, as represented by the NCI, under which Bryostatin-1’s ability to modulate CD22 in patients with relapsed/refractory CD22+ disease has been evaluated to date. Pursuant to guidance provided by NCI, the Company CRADA has been cancelled and BryoLogyx has initiated a request for a new CRADA in its name. BryoLogyx will be filing its own investigational new drug application (“IND”) for CD22 with the FDA. As consideration for the transfer of rights to the CRADA, BryoLogyx has agreed to pay to the Company 2% of the gross revenue received in connection with the sale of bryostatin products, up to an aggregate payment amount of $1 million. No such revenues have been earned as of September 30, 2023.

Nemours Agreement

On September 5, 2018, we announced a collaboration with Nemours A.I. DuPont Hospital (“Nemours”), a premier U.S. children’s hospital, to initiate a clinical trial in children with Fragile X syndrome, a genetic disorder. In addition to the primary objective of safety and tolerability, measurements will be made of working memory, language and other functional aspects such as anxiety, repetitive behavior, executive functioning, and social behavior. On August 5, 2021, the Company announced its memorandum of understanding with Nemours to initiate a clinical trial using Bryostatin-1, under Orphan Drug Status, to treat Fragile X. The Company intends to provide the Bryostatin-1 and obtain the IND, and Nemours intends to provide the clinical site and attendant support for the trial. The Company and Nemours, jointly, will develop the trial protocol. The Company estimates its total trial and IND cost to be approximately $2.0 million. As of September 30, 2023, the Company has incurred cumulative expenses associated with this agreement of approximately $100,000.

The Company has filed an IND with the FDA. The FDA has placed the development of the IND on clinical hold pending completion of further analytics relating to drug pharmacokinetics and pharmacodynamics. The Company is currently evaluating its plans to advance Fragile X development.

Cleveland Clinic

On February 23, 2022, the Company announced its collaboration with the Cleveland Clinic to pursue possible treatments for Multiple Sclerosis (“MS”), and on July 19, 2023, the Company announced that it had entered into an agreement with the Cleveland Clinic to conduct a Phase 1 trial of Bryostatin-1 in MS. The Cleveland Clinic will manage the clinical trial’s implementation, including an IND submission to the FDA and patient enrollment. The total estimated costs associated with this collaboration are approximately $2.0 million. As of September 30, 2023, the Company has paid the Cleveland Clinic approximately $375,000.

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

After Neurotrope’s initial Series A Stock financing, the CRE License Agreement required the Company to enter into scope of work agreements with CRE as the preferred service provider for any research and development services or other related scientific assistance and support services. There were no such statements of work agreements entered into during the years ended December 31, 2022 and 2021, respectively, or during the nine months ended September 30, 2023.

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

Note 4- Related Party Transactions:

On August 4, 2016, Neurotrope entered into a consulting agreement with SM Capital Management, LLC (“SMCM”), a limited liability company owned and controlled by the Company’s Chairman of the Board, Mr. Joshua N. Silverman (the “Consulting Agreement”). Pursuant to the Consulting Agreement, SMCM shall provide consulting services which shall include, but not be limited to, providing business development, financial communications and management transition services, for a one-year period, subject to annual review thereafter. SMCM’s annual consulting fee is $120,000, payable by the Company in monthly installments of $10,000. This contract was assigned to the Company as of December 1, 2020. For the three and nine months ended September 30, 2023 and 2022, $30,000 and $90,000 is reflected in the Company’s statements of operations, respectively.

Note 5 – Other Commitments:

Clinical Trial Services Agreements

On July 23, 2020, the Company entered into a services agreement with WCT (the “2020 Services Agreement”). The 2020 Services Agreement related to services for the current Phase 2 clinical trial assessing the safety, tolerability and long-term efficacy of Bryostatin-1 in the treatment of moderately severe AD subjects not receiving memantine treatment (the “2020 Study”).On January 22, 2022, the Company executed a change order with WCT to accelerate trial subject recruitment totaling approximately $1.4 million. In addition, on February 10, 2022, the Company signed an additional agreement with a third-party vendor to assist with the increased trial recruitment retention totaling approximately $1.0 million which was subsequently canceled with no charges incurred by the Company. The updated total estimated budget for these trial services, including pass-through costs, was approximately $11.0 million. As noted below, Neurotrope was granted a $2.7 million award from the National Institutes of Health, which award was used to support the Phase 2 Study, resulting in an estimated net budgeted cost of the Phase 2 Study to Neurotrope of $9.3 million.

The Company was awarded a $2.7 million grant from the NIH, which will be used to support the 2020 Study, resulting in an estimated net budgeted cost of the 2020 Study to the Company of $8.3 million. The NIH grant provided for funds in the first year, which began in April 2020, of approximately $1.0 million and funding in year two, which began April 2021, of approximately $1.7 million. As of February 22, 2022, virtually all of the NIH grant had been received and offset against the clinical trial costs. The Company incurred approximately $10.6 million of cumulative expenses associated with the current Phase 2 clinical trial as of September 30, 2023. Of the total $10.4 million incurred for the trial as of September 30, 2023, approximately $145,000 and $0.5 million is reflected in the statement of operations for the three and nine months ended September 30, 2023, respectively, and approximately $1.0 million and $3.5 million is reflected in the statement of operations for the three and nine months ended September 30, 2022, respectively. As of September 30, 2023, $0 of WCT prepayments are included as a prepaid expense and other current assets in the Company's balance sheet. In addition, approximately $158,000 is included in accounts payable and accrued expenses.

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

The Company incurred approximately $1.6 million of cumulative expenses associated with the current 2022 Study as of September 30, 2023. Of the total $1.5 million incurred for the trial as of September 30, 2023, approximately $14,000 and $171,000 is reflected in the statement of operations for the three and nine months ended September 30, 2023, respectively, and $0 for the comparable periods in 2022. As of September 30, 2023, $0 of WCT 2022 Study prepayments is included as a prepaid expense and other current assets in the Company’s balance sheet and approximately $38,000 is included in accounts payable and accrued expenses.

Other Consulting Agreements

Effective as of January 1, 2021, the Company entered into an amended consulting agreement with Katalyst Securities LLC (“Katalyst”) reducing the cash payment to $20,000 per month. Effective as of January 1, 2022, the Company entered into an additional amended consulting agreement with Katalyst reducing the cash payment to $10,000 per month beginning February 1, 2022 through December 31, 2022 and eliminating any further warrant issuances. In addition, on February 16, 2021, Katalyst was granted warrants to purchase 25,000 shares of Common Stock at $11.46 per share; on April 1, 2021, was granted warrants to purchase an additional 4,500 shares of Common Stock at $8.80 per share; on July 1, 2021, was granted warrants to purchase an additional 4,500 shares of Common Stock at $9.76 per share; on October 1, 2021, was granted warrants to purchase an additional 4,500 shares of Common Stock at $9.30 per share; and on January 3, 2022, was granted warrants to purchase an additional 4,500 shares of Common Stock at $8.69 per share. For the three and nine months ended September 30, 2023, $0 is reflected in the Company’s statements of operations, and for the three and nine months ended September 30, 2022, $30,000 and $141,283 is reflected in the Company’s statements of operations, respectively. The Company uses the Black Scholes method to value its warrant issuances to Katalyst. All warrants assume a 0% dividend rate, have a term of five years and are expensed at fair value upon issuance. The Company terminated the Katalyst Agreement in December 2022.

Effective as of January 1, 2021, the Company entered into an amended consulting agreement with GP Nurmenkari, Inc. (“GPN”) (the “GPN Agreement”) reducing the cash payment to $12,000 per month. Effective as of July 1, 2021, the Company entered into a second amended consulting agreement with GPN increasing the cash payment to $20,000 per month and increasing warrants issued for each three-month period beginning July 1, 2021 to 5,800, with the last issuance on October 1, 2021. Effective as of January 1, 2022, the Company entered into an additional amended consulting agreement with GPN reducing the cash payment to $10,000 per month beginning February 1, 2022 through December 31, 2022 and eliminating any further warrant issuances. In addition, on February 16, 2021, GPN was granted warrants to purchase 10,000 shares of Common Stock at $11.46 per share; on April 1, 2021, was granted warrants to purchase an additional 2,500 shares of Common Stock at $8.80 per share; on July 1, 2021, was granted warrants to purchase an additional 5,800 shares of Common Stock at $9.76 per share; on October 1, 2021, was granted warrants to purchase an additional 5,800 shares of Common Stock at $9.30 per share; and on January 3, 2022, was granted warrants to purchase an additional 5,800 shares of Common Stock at $8.69 per share. For the three and nine months ended September 30, 2023, $0 is reflected in the Company’s statements of operations, and for the comparable periods in 2022, $30,000 and $150,320 is reflected in the Company’s statements of operations, respectively. The Company uses the Black Scholes method to value its warrant issuances to GPN. All warrants assume a 0% dividend rate, have a term of five years and are expensed at fair value upon issuance. The Company terminated the GPN Agreement in December 2022.

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

The terms of the Series B Preferred Stock are as set forth in the Certificate of Designations for the Series B Preferred Stock (as amended on March 17, 2023, May 12, 2023 and September 22, 2023, the “Certificate of Designations”). The Series B Preferred Stock will be convertible into Series B Preferred Shares at the election of the holder at any time at an initial conversion price of $7.75 (the “Conversion Price”). The Conversion Price is subject to customary adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustment in the event of any issuances of Common Stock, or securities convertible, exercisable or exchangeable for Common Stock, at a price below the then-applicable Conversion Price (subject to certain exceptions). The Company will be required to redeem the Series B Preferred Stock in 15 equal monthly installments, commencing on June 1, 2023. The amortization payments due upon such redemption are payable, at the Company’s election, in cash, or subject to certain limitations, in shares of Common Stock valued at the lower of (i) the Conversion Price then in effect and (ii) the greater of (A) a 15% discount to the average of the three lowest closing prices of the Common Stock during the thirty trading day period immediately prior to the date the amortization payment is due or (B) the lower of $1.25 and $0.172, which equals 20% of the Minimum Price (as defined in Rule 5635 of the Rule of the Nasdaq Stock Market) on April 14, 2023, the date of receipt of Nasdaq Stockholder Approval (as defined below); provided that if the amount set forth in clause B is the lowest effective price, the Company will be required to pay the amortization payment in cash. The Company may require holders to convert their Series B Preferred Stock into Series B Preferred Shares if the closing price of the Common Stock exceeds $11.625 per share for 20 consecutive trading days and the daily trading volume of the Common Stock exceeds 100,000 shares per day during the same period and certain equity conditions described in the Certificate of Designations are satisfied.

On March 17, 2023, the Company filed an amendment (the "First CoD Amendment") to the Certificate of Designations with the Secretary of State for the State of Delaware, pursuant to which it amended the terms of the Series B Preferred Stock by revising the definition of "floor price" for purposes of calculating amortization payments, extending the date for the first required amortization payments, extending the deadline for stockholder approval and extending the maturity date to August 31, 2024. On May 12, 2023, the Company filed an amendment (the "Second CoD Amendment") to the Certificate of Designations with the Secretary of State for the State of Delaware, pursuant to which the Company amended the terms of the Series B Preferred Stock by removing all references to the "Make-Whole Amount". In connection with the Second CoD Amendment, on May 11, 2023, the Company entered into an amendment to the November Purchase Agreement pursuant to which it agreed to extend the investors' right of participation in a subsequent financing until the one year anniversary following the later of (x) such time that the Preferred Shares are no longer outstanding and (y) the maturity date of the Series B Preferred Stock. On September 22, 2023, the Company filed an amendment (the "Third CoD Amendment") to the Certificate of Designations with the Secretary of State for the State of Delaware, pursuant to which the Company amended the terms of the Series B Preferred Stock by providing that the Company and November Investors shall be permitted to mutually agree, in connection with any waiver of an Equity Conditions Failure (as defined in the Certificate of Designations), as to (i) whether the monthly amortization payments made to the Investors will be made in cash or shares of common stock, (ii) the methodology for calculating any applicable true-up shares required to be paid in connection with an amortization payment (including whether such true-up shares will be paid in cash or shares of common stock) and for calculating the conversion price in connection with any accelerated conversions, and (iii) whether any premium will apply in connection with any payment of true-up shares in cash instead of shares of common stock, subject to certain limitations as set forth in the Third CoD Amendment.

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

During the three months ended September 30, 2023, the Company redeemed $3,000,000 of the Series B Preferred Stock and $192,500 of accrued dividends by issuing 8,086,785 shares of the Company’s Common Stock through installment conversions and proportionately relieved $2,455,656 of discount related to the redeemed Series B Preferred Stock. During the three months ended September 30, 2023, the Company recognized a deemed dividend of $932,128 related to true-up conversion shares in excess of the pre-amortization installment amounts and issued 2,047,526 shares of the Company’s Common Stock in satisfaction of the deemed dividend.

During the nine months ended September 30, 2023, the Company redeemed $6,000,000 of the Series B Preferred Stock and $882,149 of accrued dividends through a combination of cash and by issuing 8,086,785 shares of the Company’s Common Stock through installment conversions and proportionately relieved $4,911,312 of discount related to the redeemed Series B Preferred Stock. During the nine months ended September 30, 2023, the Company recognized a deemed dividend of $1,010,274 related to cash premiums and true-up conversion shares in excess of the pre-amortization installment amounts and issued 2,047,526 shares of the Company’s Common Stock in satisfaction of the deemed dividend.

As of September 30, 2023, the Company has accrued a liability for installment payments owed to investors in either cash or shares of $1,527,001.

Subsequent to September 30, 2023 and as of November 9, 2023, the Company has issued 2,880,000 shares of Common Stock in partial satisfaction of the accrued preferred redemption liability.

Accounting Treatment of November Private Placement

Series B Preferred Shares

Effective March 17, 2023, the Company filed the First CoD Amendment. The First CoD Amendment modified (i) the definition of Floor Price to mean the lower of (i) $1.25 and (ii) 20% of the “Minimum Price” (as defined in Rule 5635 of the Rule of the Nasdaq Stock Market) on the date of receipt of Stockholder Approval (as defined in the Agreement), (ii) the definition of Installment Date to mean June 1, 2023, and thereafter, the first Trading Day of each calendar month immediately following the previous Installment Date until the Maturity Date, and the Maturity Date, and (iii) the definition of Maturity Date to mean August 31, 2023. In accordance with ASC 470-50 and 470-60, the Company has made an accounting policy election to account for amendments of the Series B Preferred Stock as modifications or extinguishments based on the change in fair value of the instrument immediately before and immediately after the amendment. The Company accounted for the First CoD Amendment as an extinguishment as the change in fair value of the Series B Preferred Stock was 34% (greater than ten percent (10%)) immediately before and immediately after. In accordance with ASC 260-10-S99-2, the Company recognized the $5.7 million increase in fair value as a deemed dividend on the statement of operations.

On May 11, 2023, the Company filed the Second CoD Amendment. The Second CoD Amendment removed the definition of Make-Whole Amount (as was previously defined in the Agreement) and modified the definition of the Conversion Amount so as to remove the Make-Whole Amount from said definition. In accordance with ASC 470-50 and 470-60, the Company accounted for the amendment as a modification as the change in fair value of the Series B Preferred Stock was 0.05% (less than ten percent (10%)) immediately before and immediately after. The Company analogized to the share-based payments model for the appropriate modification accounting and did not recognize a deemed dividend as the fair value decreased upon modification.

The Series B Preferred Shares were determined to be more akin to a debt-like host than an equity-like host. The Company identified the following embedded features that are not clearly and closely related to the debt host instrument: 1) make-whole interest upon a contingent redemption event, 2) make-whole interest upon a conversion event, 3) an installment redemption upon an Equity Conditions Failure (as defined in the Certificate of Designations), and 4) variable share-settled installment conversion. These features were bundled together, assigned probabilities of being affected and measured at fair value. Subsequent changes in fair value of these features are recognized in the Consolidated Statement of Operations. The Company estimated the $2.2 million fair value of the bifurcated embedded derivative at issuance using a Monte Carlo simulation model, with the following inputs: the fair value of our Common stock of $6.52 on the issuance date, estimated equity volatility of 85.0%, estimated traded volume volatility of 255.0%, the time to maturity of 1.61 years, a discounted market interest rate of 7.3%, dividend rate of 7%, a penalty dividend rate of 15.0%, and probability of default of 8.2%. The fair value of the bifurcated derivative liability was estimated utilizing the with and without method which uses the probability weighted difference between the scenarios with the derivative and the plain vanilla maturity scenario without a derivative.

The discount to the fair value is included as a reduction to the carrying value of the Series B Preferred Shares. During 2022, the Company recorded a total discount of approximately $12.3 million upon issuance of the Series B Preferred Shares, which was comprised of the issuance date fair value of the associated embedded derivative of approximately $2.2 million, stock issuance costs of approximately $0.5 million and the fair value of the Warrants of approximately $9.6 million. During the three months ended September 30, 2023, it was deemed probable that the Series B Preferred Shares will be redeemed for Common Stock upon Installment Redemptions (as defined the Certificate of Designations). As such, the Company recognized $2,455,656 to additional paid-in capital to accrete the Series B Preferred Shares to redemption amount pursuant to ASC 480-10-S99-3A with a corresponding increase in the carrying value of the Series B Preferred Shares.

During the three and nine months ended September 30, 2023, the Company recorded a gain of $969,000 and a loss of $1,289,600, respectively, and $0 for the comparable periods in 2022, related to the change in fair value of the derivative liability which is recorded in other income (expense) on the Statements of Operations. The Company estimated the $1,659,000 fair value of the bifurcated embedded derivative at September 30, 2023 using a Monte Carlo simulation model, with the following inputs: the fair value of our Common stock of $0.44 per share on the valuation date, estimated equity volatility of 160%, estimated traded volume volatility of 600%, the time to maturity of 0.92 years, a discounted market interest rate of 7.2%, dividend rate of 7%, a penalty dividend rate of 15.0%, and probability of default of 4.7%.

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

During the three and nine months ended September 30, 2023 and 2022, the Company recorded a gain of $674,000 and $1,055,000, respectively, and $0 for comparable periods in 2022, related to the change in fair value of the warrant liability which is recorded in other income (expense) on the Statements of Operations. The fair value of the Warrants of approximately $455,000 was estimated at September 30, 2023 utilizing the Black Scholes Model using the following weighted average assumptions: dividend yield 0%; remaining term of 4.13 years; equity volatility of 135%; and a risk-free interest rate of 4.69%.

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

Stock and Option Grants

The following is a summary of stock option activity under the stock option plans for the nine months ended September 30, 2023:

			Weighted-
			Average	Aggregate
		Weighted-	Remaining	Intrinsic
	Number	Average	Contractual	Value
	of	Exercise	Term	(in
	Shares	Price	(Years)	millions)
Options outstanding at January 1, 2023	661,850	$7.27	9.5	$—
Options granted	80,000	$0.87	10.0	—
Less options forfeited	—	$—	—	—
Less options expired/cancelled	—	$—	—	—
Less options exercised	—	$—	—	—
Options outstanding at September 30, 2023	741,850	$6.15	8.9	$—
Options exercisable at September 30, 2023	661,850	$6.08	8.8	$—

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $0.44 for the Company’s common shares on September 30, 2023 and the closing stock price of $1.16 for the Company’s common shares on December 31, 2022.

As of September 30, 2023, the Company had unrecognized stock option expense of approximately $30,000 and a remaining weighted average period for recognition of 0.50 years.

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

The Company recorded total expenses relating to the outstanding stock options of $15,064 and $994,271 for the three and nine months ended September 30, 2023, and $10,612 and $58,530 for the three and nine months ended September 30, 2022, respectively.

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

As of December 31, 2022, 100% of the 411,000 RSUs vested and were exercised. As of September 30, 2023 and December 31, 2022, the Company had unrecognized stock option and RSU expense of approximately $0 and $2.56 million, respectively. The fair value of the RSUs issued was based upon the closing trading price of the Company’s Common stock on the grant date of $9.75 per share. The grant date fair value of the RSUs granted was approximately $4.8 million. The Company recorded total expense, using straight line method over the vesting period of the RSUs, of $0 for the three and nine months ended September 30, 2023 and $500,135 and $2,180,465 relating to the RSUs for the three and nine months ended September 30, 2022, respectively.

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

On October 8, 2022, the Company issued 6,878 shares of restricted stock to a consultant that was engaged to provide investor relations services with a total fair market value on date of issuance of $50,000 and warrants to purchase 4,659 shares of Common Stock with an exercise price of $14.54 per share for a period of five years from the date of issuance. The Company used the Black Scholes valuation method to determine fair value assuming the following: implied volatility of 112.75%, a risk free interest rate of 4.14%, a fair value of $25,000 and are expensed upon issuance. During November 2022, the Company issued to a consultant that was engaged to provide investor relations services 7,092 shares of restricted Common Stock valued at $50,000 and were expensed when issued, and warrants to purchase 4,795 shares of Common Stock, with an exercise price of $14.10 per share. The Company used the Black Scholes valuation method to determine fair value assuming the following: implied volatility of 112.75%, a risk free interest rate of 4.39% and a fair value of $25,000. The warrants are expensed when issued. On December 7, 2022, the Company issued 893 shares of restricted stock to a consultant that was engaged to provide investor relations services with a total fair market value on date of issuance of $4,501, expensed upon issuance.

On January 5, 2023, the Company issued 88,339 shares of restricted stock to a consultant that was engaged to provide investor relations services with a total fair market value on date of issuance of $100,000. On March 22, 2023, the Company issued 4,500 shares of restricted stock to a consultant that was engaged to provide investor relations services with a total fair market value on date of issuance of $4,500, expensed upon issuance. On June 7, 2023, the Company issued 5,409 shares of restricted stock to a consultant that was engaged to provide investor relations services with a total fair market value on date of issuance of $4,500, expensed upon issuance. On September 7, 2023, the Company issued 11,152 shares of restricted stock to a consultant that was engaged to provide investor relations services with a total fair market value on date of issuance of $4,500, expensed upon issuance.

Stock Compensation Expense

Total stock-based compensation for the three and nine months ended September 30, 2023 was $15,064 and 994,261, respectively, of which $0 and $149,589, respectively, was classified as research and development expense, and $15,064 and $844,672 was classified as general and administrative expense, respectively. Total stock-based compensation for the three and nine months ended September 30, 2022 was $510,747 and $2,238,995, respectively, of which $85,882 and $424,865, respectively, was classified as research and development expense, and $379,533 and $1,859,462 was classified as general and administrative expense, respectively.

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

Note 8 – Common Stock Warrants:

As of September 30, 2023, the Company had warrants outstanding consisting of the following:

Number
of shares
Warrants outstanding January 1, 2022	6,265,525
Warrants issued	2,028,762
Warrants exercised	(65,000)
Warrants expired	(1,049,368)
Warrants outstanding and exercisable December 31, 2022 and September 30, 2023	7,179,919

On January 3, 2022, pursuant to its advisory agreements, the Company issued warrants to purchase 10,300 shares of Common Stock, with an exercise price of $8.96 per share, for a period of five years from the issuance date. The Company used the Black-Scholes valuation model to calculate the value of these warrants issued to advisors during the year ended December 31, 2022. The fair value of the warrants was estimated at the date of issuance using the following weighted average assumptions: Dividend yield 0%; Expected term five years; weighted average implied volatility of 111.8%; and a weighted average Risk-free interest rate of 2.38%. The total expense recorded during the three and nine months ended September 30, 2023 was $0 and $71,603, respectively.

On November 22, 2022, pursuant to the November Private Placement (See Note 6 above), the Company issued warrants to purchase 1,993,485 shares of Common Stock, immediately exercisable with at an exercise price of $7.75 per share and expiring five years from the date of issuance. The Exercise Price is subject to customary adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustment, on a “full ratchet” basis, in the event of any issuances of Common Stock, or securities convertible, exercisable or exchangeable for Common Stock, at a price below the then-applicable Exercise Price (subject to certain exceptions). The fair value of the warrants was estimated at the date of issuance using the following weighted average assumptions: Dividend yield 0%, Expected term five years; weighted average implied volatility of 105% and a weighted average Risk-free interest rate of 3.97%. The total value recorded during the year period, classified as a liability on the Company’s balance sheet in November 2022, is approximately $9.6 million. As of September 30, 2023, the liability is $455,000.

As of September 30, 2023, the weighted average exercise price and the weighted average remaining life of the total warrants were $11.79 per warrant and 2.91 years, respectively. The intrinsic value of the warrants as of September 30, 2023 was approximately $62,000. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $0.44 for the Company’s common shares on September 30, 2023.

During the nine months ended September 30, 2022, three affiliated warrant holders exercised 50,000 Series E Warrants to purchase 50,000 shares of Common Stock at $8.51 per share and one holder exercised 15,000 Series G Warrants to purchase 15,000 shares of Common Stock at $8.51 per share. During the three months ended September 30, 2022, no warrant holders exercised warrants. Total cash proceeds from these warrant exercises was $553,150. During the three and nine months ended September 30, 2023, no warrant holders exercised warrants.

Note 9 - Fair Value Measurements

Fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management as of and during the nine months ended September 30, 2023 and 2022. The carrying amounts of cash equivalents, accounts receivable, other current assets, other assets, accounts payable, and accrued expenses approximated their fair values as of September 30, 2023 and December 31, 2022 due to their short-term nature. The fair value of the bifurcated embedded derivative related to the convertible preferred stock was estimated using a Monte Carlo simulation model, which uses as inputs the fair value of our Common stock and estimates for the equity volatility and traded volume volatility of our Common stock, the time to maturity of the convertible preferred stock, the risk-free interest rate for a period that approximates the time to maturity, dividend rate, a penalty dividend rate, and our probability of default. The fair value of the warrant liability was estimated using the Black Scholes Model which uses as inputs the following weighted average assumptions, as noted above: dividend yield, expected term in years, equity volatility, and risk-free interest rate.

Fair Value on a Recurring Basis

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. The estimated fair value of the warrant liability and bifurcated embedded derivatives represent Level 3 measurements. The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at September 30, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		September 30,	December 31,
Description	Level	2023	2022
Liabilities:
Warrant liability (Note 6)	3	$455,000	$1,510,000
Bifurcated embedded derivative liability (Note 6)	3	$1,659,000	$370,300

The following table sets forth a summary of the change in the fair value of the warrant liability that is measured at fair value on a recurring basis:

September 30, 2023
Balance on December 31, 2021	$—
Issuance of warrants	9,915,000
Change in fair value of warrant liability	(8,405,000)
Balance on December 31, 2022	$1,510,000
Change in fair value of warrant liability	(1,055,000)
Balance on September 30, 2023	$455,000

The following table sets forth a summary of the change in the fair value of the bifurcated embedded derivative liability that is measured at fair value on a recurring basis:

September 30, 2023
Balance on December 31, 2021	$—
Issuance of convertible preferred stock with bifurcated embedded derivative	2,191,300
Change in fair value of bifurcated embedded derivative	(1,821,900)
Balance on December 31, 2022	$369,400
Change in fair value of warrant liability	1,289,600
Balance on September 30, 2023	$1,659,000

Note 10 – Subsequent Events

On October 31, 2023, the Company entered into a share purchase agreement (the “Purchase Agreement”) with Cannasoul Analytics Ltd. (“Cannasoul”), pursuant to which the Company agreed to purchase from Cannasoul (i) 12,737 shares of Cannasoul’s Series A preferred shares, no par value per share, at a price of $44.1550 per share and (ii) a convertible preferred note in an aggregate amount of up to $1,437,598.49. Additionally, the Company agreed to purchase up to four additional convertible preferred notes in a total amount of up to approximately $2,000,000 (or approximately $500,000 per convertible preferred note), subject to Cannasoul achieving certain revenue and expense goals over the next four quarters as set forth in the Purchase Agreement.

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

Basis of Presentation

The unaudited financial statements for the nine months ended September 30, 2023 and 2022 include a summary of our significant accounting policies and should be read in conjunction with the discussion below and our financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included in the financial statements. All such adjustments are of a normal recurring nature.

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

In connection with the November Private Placement, pursuant to an Engagement Letter, between the Company and Katalyst Securities LLC (the “November Placement Agent”), we paid the November Placement Agent (i) a cash fee equal to 7% of the gross proceeds from any sale of securities in the November Private Placement and (ii) warrants to purchase shares of Common Stock equal to 3% of the number of shares of Common Stock that the Series B Preferred Shares are initially convertible into, with an exercise price of $7.75 per share and a five-year term.

During the three months ended September 30, 2023, we redeemed $3,000,000 of the Series B Preferred Stock and $192,500 of accrued dividends by issuing 8,086,785 shares of our Common Stock through installment conversions and proportionately relieved $2,455,656 of discount related to the redeemed Series B Preferred Stock. During the three months ended September 30, 2023, we recognized a deemed dividend of $932,128 related to true-up conversion shares in excess of the pre-amortization installment amounts and issued 2,047,526 shares of our Common Stock in satisfaction of the deemed dividend.

During the nine months ended September 30, 2023, we redeemed $6,000,000 of the Series B Preferred Stock and $882,149 of accrued dividends through a combination of cash and by issuing 8,086,785 shares of our Common Stock through installment conversions and proportionately relieved $4,911,312 of discount related to the redeemed Series B Preferred Stock. During the nine months ended September 30, 2023, we recognized a deemed dividend of $1,010,274 related to cash premiums and true-up conversion shares in excess of the pre-amortization installment amounts and issued 2,047,526 shares of our Common Stock in satisfaction of the deemed dividend.

As of September 30, 2023,  we have accrued a liability for installment payments owed to investors in either cash or shares of $1,527,001.

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

As of September 30, 2023, we incurred cumulative expenses of approximately $10.6 million associated with services provided by WCT and certain pass-through expenses incurred by WCT, which was offset by NIH reimbursements recognized of $2.7 million and, for the three and nine months ended September 30, 2023, we incurred expenses of approximately $145,000 and $0.5 million associated with services provided by WCT and certain pass-through expenses incurred by WCT.

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

The Company incurred approximately $1.5 million of cumulative expenses associated with the current 2022 Study as of September 30, 2023. Of the total $1.4 million incurred for the trial as of September 30, 2023, approximately $14,000 and $171,000 is reflected in the statement of operations for the three and nine months ended September 30, 2023, respectively, and $0 for the comparable 2022 periods. As of September 30, 2023, $0 of WCT 2022 Study prepayments is included as a prepaid expense and other current assets in the Company’s balance sheet. In addition, approximately $26,000 is included in accounts payable and accrued expenses as of September 30, 2023.

Other Development Projects

To the extent resources permit, we may pursue development of selected technology platforms with indications related to the treatment of various disorders, including neurodegenerative disorders such as AD, based on our currently licensed technology and/or technologies available from third party licensors or collaborators.

Nemours Agreement

On September 5, 2018, we announced a collaboration with Nemours, a premier U.S. children’s hospital, to initiate a clinical trial in children with Fragile X. In addition to the primary objective of safety and tolerability, measurements will be made of working memory, language and other functional aspects such as anxiety, repetitive behavior, executive functioning, and social behavior. On August 5, 2021, the Company announced its memorandum of understanding with Nemours A.I. DuPont Hospital (“Nemours”) to initiate a clinical trial using Bryostatin-1, under Orphan Drug Status, to treat Fragile X. We intend to provide the Bryostatin-1 drug product candidate and obtain the IND and Nemours intends to provide the clinical site and attendant support for the trial. We and Nemours, jointly, will develop the trial protocol. We currently estimate our total trial and IND cost to be approximately $2 million. As of September 30, 2023, we have incurred cumulative expenses associated with this agreement of approximately $100,000.

We have filed for an IND with the FDA. The FDA has placed the development of the IND on clinical hold pending completion of further analytics relating to drug pharmacokinetics and pharmacodynamics. We are currently evaluating its plans to advance Fragile X development.

Cleveland Clinic

On February 23, 2022, we announced our collaboration with the Cleveland Clinic to pursue possible treatments for Multiple Sclerosis, and on July 19, 2023, we announced that we had entered into an agreement with Cleveland Clinic to conduct a Phase 1 trial of Bryostatin-1 in MS. Cleveland Clinic will manage the clinical trial’s implementation, including an IND submission to the FDA and patient enrollment. The total estimated costs associated with this collaboration are approximately $2.0 million. As of September 30, 2023, the Company has paid the Cleveland Clinic approximately $375,000.

Results of Operations

Comparison of the nine months ended September 30, 2023 and 2022

The following table summarizes our results of operations for the nine months ended September 30, 2023 and 2022:

	Nine Months ended
	September 30,		Dollar
	2023	2022	Change	% Change
Operating Expenses:
Research and development expenses	$1,397,031	$4,911,869	$(3,514,838)	(71.6)%
General and administrative expenses	$4,784,415	$5,334,260	$(549,845)	(10.3)%
Other income (loss), net	$1,138,911	$189,827	$949,084	500.0%
Net loss	$5,042,535	$10,056,302	$(5,013,767)	(49.9)%

Operating Expenses

Overview

Total operating expenses for the nine months ended September 30, 2023 were $6,181,446 as compared to $10,246,129 for the nine months ended September 30, 2022, a decrease of approximately 39.7%. The decrease in total operating expenses is due to the decrease in research and development activities and general and administrative expenses.

Research and Development Expenses

For the nine months ended September 30, 2023, we incurred $1,397,031 in research and development expenses as compared to $4,911,869 for the nine months ended September 30, 2022, a decrease of approximately 71.6%. These expenses were incurred primarily pursuant to developing the potential AD therapeutic product, specifically expenses relating to our ongoing Phase 2 clinical trial for AD. Of these expenses, for the nine months ended September 30, 2023, $938,003 was incurred principally relating to our current confirmatory clinical trial and our Phase 2 dose ranging study and related storage of drug product, $252,752 for clinical consulting services, $15,288 of amortization of prepaid licensing fees relating to the Stanford License Agreement and Mount Sinai Agreement, $41,399 for development of alternative drug supply with Stanford University and $149,589 of non-cash stock options compensation expense; comparatively, for the nine months ended September 30, 2022, $4,230,427 was incurred principally relating to our confirmatory clinical trial and related storage of drug product, $237,908 for clinical consulting services, $22,439 of amortization of prepaid licensing fees relating to the Stanford License Agreement and Mount Sinai Agreement, $41,562 for development of alternative drug supply with Stanford University and $379,533 of non-cash stock options compensation expense.

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

General and Administrative Expenses

We incurred $4,784,415 and $5,334,260 of general and administrative expenses for the nine months ended September 30, 2023 and 2022, respectively, a decrease of approximately 10.3%. During the nine months ended September 30, 2023, $948,689 was incurred primarily for wages, bonuses, vacation pay, severance, taxes and insurance, versus $905,385 for the nine months ended September 30, 2022; $673,882 was incurred for legal expenses versus $310,053 for the 2022 comparable period. The increase in legal fees for 2023 is based upon the increased fees for special stockholder vote requirements and for regulatory compliance; $720,159 was incurred for outside operations consulting services during the nine months ended September 30, 2023, versus $792,954 for the comparable period in 2022; $122,196 was incurred for travel expenses during the nine months ended September 30, 2023, versus $62,908 for the comparable period in 2022 as post-COVID travel has increased; $303,271 was incurred for investor relations services during the nine months ended September 30, 2023, versus $495,831 for the comparable period in 2022, with the decrease for the current period based upon engaging additional consultants to assist with Company communications during the prior period; $245,021 was incurred for professional fees associated with auditing, financial, accounting and tax advisory services during the nine months ended September 30, 2023, versus $143,569 for the comparable period in 2022. The increase for the current period is primary attributable to additional audit work for the November Private Placement and auditor change; $577,950 was incurred for insurance during the nine months ended September 30, 2023, versus $547,898 for the comparable period in 2022; $348,575 was incurred for utilities, supplies, license fees, filing costs, rent, advertising and other during the nine months ended September 30, 2023, versus $216,200 for the comparable period in 2022, with the increase for 2023 primarily attributable to recognizing Delaware franchise tax quarterly; and $844,672 was recorded as non-cash stock options compensation expense during the nine months ended September 30, 2023, versus $1,859,462 for the comparable period in 2022.

Other Income / Expense

We recognized total other income of $1,138,911 for the nine months ended September 30, 2023 as compared to total other income of $189,827 for the nine months ended September 30, 2022, which consisted, for 2023, of interest income on funds deposited in interest bearing money market accounts and changes in fair value of warrant liability and derivative liability versus interest income only for 2022. The increase in interest income of $1,183,684 is primarily attributable to the increase in money market interest income rates and increase in cash balances. The total increase is primarily attributable to the increase in interest income and decrease in fair value of warrant liability of $1,055,000 partially offset by and the increase in fair value of derivative liability of $1,289,600.

Net loss

We incurred losses of $5,042,535 and $10,056,302 for the nine months ended September 30, 2023 and 2022, respectively. The decreased loss was primarily attributable to the decrease in net research and development expenses associated with our current Phase 2 confirmatory clinical trial and general and administrative expenses partially offset by an increase in other income.

Comparison of the three months ended September 30, 2023 and 2022

The following table summarizes our results of operations for the three months ended September 30, 2023 and 2022:

	Three Months ended
	September 30,		Dollar
	2023	2022	Change	% Change
Operating Expenses:
Research and development expenses	$212,103	$1,484,694	$(1,272,591)	(85.7)%
General and administrative expenses	$1,217,689	$1,682,512	$(464,823)	(27.6)%
Other income (loss), net	$2,192,995	$140,730	$2,052,265	1,458.3%
Net loss (income)	$(763,203)	$3,026,476	$3,789,679	(125.2)%

Operating Expenses

Overview

Total operating expenses for the three months ended September 30, 2023 were $1,429,792 as compared to $3,167,206 for the three months ended September 30, 2022, a decrease of approximately 54.9%. The decrease in total operating expenses is due to the decrease in research and development activities and general and administrative expenses.

Research and Development Expenses

For the three months ended September 30, 2023, we incurred $212,103 in research and development expenses as compared to $1,484,694 for the three months ended September 30, 2022, a decrease of approximately 85.7%. These expenses were incurred primarily in connection with developing the potential AD therapeutic product, specifically expenses relating to our ongoing Phase 2 clinical trial for AD. Of these expenses, for the three months ended September 30, 2023, $95,248 was incurred principally relating to our current confirmatory clinical trial and our Phase 2 dose ranging study and related storage of drug product, $96,883 for clinical consulting services, $5,041 of amortization of prepaid licensing fees relating to the Stanford License Agreement and Mount Sinai Agreement, 14,931 for development of alternative drug supply with Stanford University and $0 of non-cash stock options compensation expense; comparatively, for the three months ended September 30, 2022, $1,287,025 was incurred principally relating to our confirmatory clinical trial and related storage of drug product, $85,250 for clinical consulting services, $7,508 of amortization of prepaid licensing fees relating to the Stanford License Agreement and Mount Sinai Agreement, $18,081 for development of alternative drug supply with Stanford University and $86,830 of non-cash stock options compensation expense.

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

General and Administrative Expenses

We incurred $1,217,689 and $1,682,512 of general and administrative expenses for the three months ended September 30, 2023 and 2022, respectively, a decrease of approximately 27.6%. During the three months ended September 30, 2023, $300,598 was incurred primarily for wages, bonuses, vacation pay, severance, taxes and insurance, versus $303,879 for the three months ended September 30, 2022; $180,566 was incurred for legal expenses versus $103,033 for the 2022 comparable period. The increase in legal fees for 2023 is based upon the prior year’s increased fees for special stockholder vote requirements and for regulatory compliance; $247,344 was incurred for outside operations consulting services during the three months ended September 30, 2023, versus $203,500 for the comparable period in 2022; $48,148 was incurred for travel expenses during the three months ended September 30, 2023, versus $23,777 for the comparable period in 2022 as post-COVID travel has increased; $62,643 was incurred for investor relations services during the three months ended September 30, 2023, versus $362,262 for the comparable period in 2022; $59,812 was incurred for professional fees associated with auditing, financial, accounting and tax advisory services during the three months ended September 30, 2023, versus $33,844 for the comparable period in 2022. The increase for the current period is primary attributable to additional audit work for the November Private Placement and auditor change; $190,786 was incurred for insurance during the three months ended September 30, 2023, versus $182,354 for the comparable period in 2022; $112,728 was incurred for utilities, supplies, license fees, filing costs, rent, advertising and other during the three months ended September 30, 2023, versus $45,945 for the comparable period in 2022; and $15,064 was recorded as non-cash stock options compensation expense during the three months ended September 30, 2023, versus $423,917 for the comparable period in 2022.

Other Income / Expense

We recognized total other income of $2,192,995 for the three months ended September 30, 2023 as compared to a total other income of $140,730 for the three months ended September 30, 2022, which consisted, for 2023, of interest income on funds deposited in interest bearing money market accounts and changes in fair value of warrant liability and derivative liability versus interest income only for 2022. The increase in interest income of $409,265 is primarily attributable to the increase in money market interest income rates and increase in cash balances. The total increase is primarily attributable to the increase in interest income, the decrease in fair value of warrant liability of $674,000 and decrease in fair value of derivative liability of $969,000.

Net loss

We recognized income of $763,203 versus losses of $3,026,476 for the three months ended September 30, 2023 and 2022, respectively. The decreased loss was primarily attributable to the increase in other income and the decreases in net research and development expenses associated with our current Phase 2 confirmatory clinical trial and decrease in general and administrative expenses.

Financial Condition, Liquidity and Capital Resources

Cash and Working Capital

Since inception, we have incurred negative cash flows from operations. As of September 30, 2023, we had working capital of $30,522,980 as compared to working capital of $37,272,851 as of December 31, 2022. The $6,749,871 decrease in working capital was primarily attributable to approximately $6.3 million of operating expenses, preferred stock dividends of approximately $0.7 million and uses of cash of approximately $1.8 million partially offset by non-cash expenses of approximately $1.1 million and interest income of approximately $1.4 million.

We expect that our current cash and cash equivalents of approximately $29.5 million will be sufficient to support our projected operating requirements for at least the next 12 months from the date of this Quarterly Report on Form 10-Q, which would include the continuing development of Bryostatin-1, our novel drug candidate targeting the activation of PKCε, our initiation and possible development of a therapeutic for MS and other possible therapeutics.

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

	Nine Months Ended September 30,
	2023	2022
Cash used in operating activities	$4,107,209	$8,427,727
Cash used in investing activities	2,707	5,275
Cash used in (provided by) financing activities	1,641,015	(553,150)

Net Cash Used in Operating Activities

Cash used in operating activities was $4,107,209 for the nine months ended September 30, 2023, compared to $8,427,727 for the nine months ended September 30, 2022. The $4,320,518 decrease primarily resulted from the decrease in net loss of approximately $5.0 million, the increase in prepaid expenses of approximately $0.2 million, the increase in accounts payable and accrued expenses of approximately $0.4 million, and the changes in fair value of non-cash warrant and derivative liabilities totaling approximately $0.2 partially offset by an increase in non-cash stock-based compensation and consulting fees of approximately $1.5 million.

Net Cash Used in Investing Activities

Net cash used in investing activities was $2,707 for the nine months ended September 30, 2023 compared to $5,275 for the nine months ended September 30, 2022. The cash used in investing activities for the nine months ended September 30, 2023 was for capital expenditures.

Net Cash Used in / Provided by Financing Activities

Net cash used in financing activities was $1,641,015 for the nine months ended September 30, 2023 compared to cash provided by financing activities of $553,150 for the nine months ended September 30, 2022. The net cash used in financing activities for the 2023 period was for paying dividends and redeeming part of the investment made by investors in the November Private Placement.  Funds provided by financing activities for the comparable 2022 period resulted from the exercise of investor warrants issued in 2021.

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

Based on management’s review, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of September 30, 2023. Notwithstanding the material weaknesses described above, our management, including the Chief Executive Officer and Chief Financial Officer, has concluded that financial statements, and other financial information included in this Quarterly Report on Form 10-Q, fairly present in all material respects our financial condition, results of operations, and cash flows as of and for the periods presented in this Quarterly Report on Form 10-Q.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On September 7, 2023, we issued 11,152 shares of Common Stock to Neil Cataldi in exchange for investor relations services.

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

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

During the fiscal quarter ended September 30, 2023, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits.

Exhibit Number

3.1

Third Certificate of Amendment to Certificate of Designations of Series B Convertible Preferred Stock of Synaptogenix, Inc. (incorporated by reference from Exhibit 3.1 to the Current Report on Form 8-K filed on September 22, 2023).

10.1

Share Purchase Agreement, dated October 31, 2023, by and between Synaptogenix, Inc. and Cannasoul Analytics Ltd. (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed on November 6, 2023).

10.2

Collaboration Agreement, dated October 31, 2023, by and between Synaptogenix, Inc. and Cannasoul Analytics Ltd. (incorporated by reference from Exhibit 10.2 to the Current Report on Form 8-K filed on November 6, 2023).

10.3

Investor Rights Agreement, dated October 31, 2023, by and between Synaptogenix, Inc., Cannasoul Analytics Ltd. and other investors party thereto (incorporated by reference from Exhibit 10.3 to the Current Report on Form 8-K filed on November 6, 2023).

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

101

The following financial information from this Quarterly Report on Form 10-Q for the period ended September 30, 2023, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Statements of Operations; (ii) the Condensed Balance Sheets; (iii) the Condensed Statements of Cash Flows; and (iv) the Notes to Financial Statements, tagged as blocks of text.

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

Synaptogenix, Inc.

Date: November 14, 2023	By:	/s/ Alan J. Tuchman, M.D.
Alan J. Tuchman, M.D.
Chief Executive Officer
(principal executive officer)

Date: November 14, 2023	By:	/s/ Robert Weinstein
Robert Weinstein
Chief Financial Officer, Executive Vice President, Secretary and Treasurer (principal financial officer and principal accounting officer)