Form 10-K
period 2023-12-31
Synaptogenix, Inc.
filed 2024-04-01
CIK 1571934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2023

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

Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant was $6,623,571 as of June 30, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter), based on the closing share price on the Nasdaq Capital Market reported for such date. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

As of March 25, 2024, the registrant had 27,133,349 shares of common stock outstanding.

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

The forward-looking statements are not meant to predict or guarantee actual results, performance, events, or circumstances and may not be realized because they are based upon our current projections, plans, objectives, beliefs, expectations, estimates and assumptions and are subject to a number of risks and uncertainties and other influences, many of which we have no control over. Actual results and the timing of certain events and circumstances may differ materially from those described by the forward-looking statements as a result of these risks and uncertainties. Factors that may influence or contribute to the inaccuracy of the forward-looking statements or cause actual results to differ materially from expected or desired results may include, without limitation, our inability to obtain adequate financing, the significant length of time associated with drug development and related insufficient cash flows and resulting illiquidity, our inability to expand our business, significant government regulation of pharmaceuticals and the healthcare industry, lack of product diversification, volatility in the price of our raw materials, existing or increased competition, results of arbitration and litigation, stock volatility and illiquidity, and our failure to implement our business plans or strategies. A description of some of the risks and uncertainties that could cause our actual results to differ materially from those described by the forward-looking statements in this report appears in the section captioned “Risk Factors” and elsewhere in this report.

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

PART I

Item 1.Business.

Explanatory Note

From August 23, 2013 to December 6, 2020, Synaptogenix, Inc. (formerly known as Neurotrope Bioscience, Inc.) (the “Company” or “Synaptogenix”) was a wholly owned subsidiary of Neurotrope, Inc. (“Neurotrope”). Neurotrope’s operations were solely those of Synaptogenix. On May 17, 2020, Neurotrope announced plans for the complete legal and structural separation of Synaptogenix from Neurotrope (the “Spin-Off”). Under the Separation and Distribution Agreement between Neurotrope and Synaptogenix (the “Separation and Distribution Agreement”), Neurotrope distributed all of its equity interest in Synaptogenix to Neurotrope’s stockholders. Following the Spin-Off, Neurotrope does not own any equity interest in Synaptogenix, and Synaptogenix operates independently from Neurotrope. On December 6, 2020, Neurotrope approved the final distribution ratio and holders of record of Neurotrope common stock, Neurotrope preferred stock and certain warrants as of November 30, 2020 received a pro rata distribution of all the equity interest in Synaptogenix. For more information about the Spin-Off, see “Management’s Discussion and Analysis of Financial Condition and Result of Operation – Overview – Spin Off from Neurotrope, Inc.” When used in this report, the terms “we,” the “Company,” “our,” and “us” refers to Synaptogenix, Inc.

Introduction

We are a biopharmaceutical company with product candidates in pre-clinical and clinical development. We are principally focused on developing a product platform based upon a drug candidate called Bryostatin-1, which is synthesized from a natural product (bryostatin) that is isolated from a marine invertebrate organism, for the treatment of Alzheimer’s disease (“AD”), which is in the clinical testing stage. We are also evaluating potential therapeutic applications of bryostatin for other neurodegenerative or cognitive diseases and dysfunctions, such as Fragile X syndrome, Multiple Sclerosis (“MS”), and Niemann-Pick Type C disease, which have undergone pre-clinical testing. We are also pursuing strategic relationships with entities possessing technologies that supplement our existing technology. We are party to a technology license and services agreement with the original Blanchette Rockefeller Neurosciences Institute (which has been known as Cognitive Research Enterprises, Inc. (“CRE”) since October 2016), and its affiliate NRV II, LLC, which we collectively refer to herein as “CRE,” pursuant to which we now have an exclusive non-transferable license to certain patents and technologies required to develop our proposed products.

Synaptogenix was formed for the primary purpose of commercializing the technologies initially developed by CRE for therapeutic applications for AD or other cognitive dysfunctions. These technologies have been under development by CRE since 1999 and, until March 2013, had been financed through funding from a variety of non-investor sources (which include not-for-profit foundations, the National Institutes of Health, which is part of the U.S. Department of Health and Human Services, and individual philanthropists). From March 2013 forward, development of the licensed technology has been funded principally through the Company in collaboration with CRE. Licensing agreements have been entered into with Stanford University for the use of synthetic bryostatin for neurodegenerative disease therapeutics and for the potential use of bryostatin-like compounds, called Bryologs, for certain therapeutic indications. Other platform compounds, originally developed at CRE, that share Protein Kinase C Epsilon (“PKC ε”)-activating properties with bryostatin, are also being evaluated for potential therapeutic applications.

Results of Phase 2 Clinical Trial

On May 1, 2017, Neurotrope reported certain relevant top-line results from our Phase 2 exploratory clinical trial based on a preliminary analysis of a limited portion of the complete data set generated. A comprehensive analysis of the data from the Phase 2 exploratory trial evaluating Bryostatin-1 as a treatment of cognitive deficits in moderate to severe AD were published in the Journal of Alzheimer’s Disease, vol. 67, no. 2, pp. 555-570, 2019. A total of 147 patients were enrolled into the study; 135 patients in the mITT population (as defined below) and 113 in the Completer population (as defined below). This study was the first repeat dose study of Bryostatin-1 in patients with late-stage AD (defined as a MMSE-2 of 4-15), in which two dose levels of Bryostatin-1 were compared with placebo to assess safety and preliminary efficacy (p < 0.1, one-tailed) after 12 weeks of treatment. The pre-specified primary endpoint, the SIB) (used to evaluate cognition in severe dementia), compared each dose of Bryostatin-1 with placebo at week 13 in two sets of patients: (1) the modified intent-to-treat (“mITT”) population, consisting of all patients who received study drug and had at least one efficacy/safety evaluation, and (2) the “Completer” population, consisting of those patients within the mITT population who completed the 13-week dosing protocol and cognitive assessments.

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

Comprehensive follow-on analyses found that patients in the 20 µg treatment arm showed a sustained improvement in cognition over baseline compared to the placebo group at an exploratory endpoint week 15 (30 days after last dose at week 11). These data were observed in the study population as a whole, as well as in the Completers study group.

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

On December 16, 2022, Synaptogenix issued a press release announcing that an extended confirmatory Phase 2 study of Bryostatin-1 in moderate to severe AD (Study #204) did not achieve statistical significance on the primary endpoint, which was change from baseline to week 13 in the SIB total score assessment obtained after completion of the second seven-dose course of treatment (week 28 of trial). An average increase in the SIB total score of 1.4 points and 0.6 points was observed for the Bryostatin-1 and placebo groups, respectively, at week 28. On March 7, 2023, the Company announced the results of its analysis of secondary endpoints and post hoc analysis from our Phase 2 study of Bryostatin-1. In the secondary endpoint analysis, changes from baseline at Weeks 9, 20, 24, 30, and 42 in the SIB (Severe Impairment Battery) total score were not statistically significant in the total patient population, and no pre-specified secondary endpoints were met with statistical significance in the low-to-moderately severe AD patient stratum. However, nearly all pre-specified secondary endpoints in the most advanced and severe AD (MMSE: 10-14) patient population, with baseline MMSE-2 (Mini-Mental State Examination, 2nd Edition) scores of 10-14, were achieved with statistical significance (p = <0.05, 2-tailed). Data also showed statistical significance in exploratory secondary endpoints for the MMSE-2 10-14 stratum, and post hoc analysis was positive. The Company is currently evaluating the data and determining next steps with the development of Bryostatin-1 for AD as well as for other potential indications.

Other Development Projects

To the extent resources permit, we may pursue development of selected technology platforms with indications related to the treatment of various disorders, including neurodegenerative disorders such as AD, based on our currently licensed technology and/or technologies available from third party licensors or collaborators.

Nemours Agreement

On September 5, 2018, we announced a collaboration with Nemours A.I. DuPont Hospital (“Nemours”), a premier U.S. children’s hospital, to initiate a clinical trial in children with Fragile X syndrome, a genetic disorder. In addition to the primary objective of safety and tolerability, measurements will be made of working memory, language and other functional aspects such as anxiety, repetitive behavior, executive functioning, and social behavior. On August 5, 2021, the Company announced its memorandum of understanding with Nemours to initiate a clinical trial using Bryostatin-1, under Orphan Drug Status, to treat Fragile X. The Company intends to provide the Bryostatin-1 and obtain the IND, and Nemours intends to provide the clinical site and attendant support for the trial. The Company and Nemours, jointly, will develop the trial protocol. The Company estimates its total trial and IND cost to be approximately $2.0 million. As of December 31, 2023, the Company has incurred cumulative expenses associated with this agreement of approximately $100,000.

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

Cleveland Clinic

On February 23, 2022, the Company announced its collaboration with the Cleveland Clinic to pursue possible treatments for Multiple Sclerosis (“MS”), and on July 19, 2023, the Company announced that it had entered into an agreement with the Cleveland Clinic to conduct a Phase 1 trial of Bryostatin-1 in MS. The Cleveland Clinic will manage the clinical trial’s implementation, including the IND submission to the FDA which was filed during the fourth quarter of 2023 and future patient enrollment once the IND submission is approved. The total estimated costs associated with this collaboration are approximately $2.0 million. As of December 31, 2023, the Company has paid the Cleveland Clinic approximately $375,000.

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

(3) Business Insights: Reference Code B100040-005, Publication Date May 2011, “Advances in AD Drug Discovery”

We believe the current failures of therapies clearing formed amyloid plaques come from an incomplete view of the AD pathophysiologic process. In our view, amyloid plaques and the tau-based neurofibrillary tangles are pathologic hallmarks of AD, but not closely correlated with cognitive deficits. Synaptic loss at autopsy, on the other hand, has been consistently closely correlated with the degree of cognitive deterioration in clinical evaluations. We believe the appearance of these plaques and tangles is not necessarily linked to the death of neurons or synapses, and that the elimination of the plaques does not restore cognitive function as already demonstrated in extensive clinical testing with pathologic correlates. However, we believe that the soluble amyloid pre-plaque oligomers, through their toxicity to synapses and neurons, are important in the progression of the disease.

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

AD and the Potential Market for our Products

The Epidemic of AD

According to the Alzheimer’s Association, it has been estimated that over 50 million people worldwide had AD, or other forms of dementia, in 2023. The prevalence of AD is independent of race, ethnicity, geography, lifestyle and, to a large extent, genetics. The most common cause of developing AD is living a long life. In developing countries where the median age of death is less than 65 years old, AD is rarely recognized or diagnosed. In the United States in 2023, 6.7 million people are estimated to have AD, and over 72% of these people are older than 75 years of age.

Researchers continue to explore a wide range of drug mechanisms in hopes of developing drugs to combat this disease. Figure 1 illustrates the range of mechanisms under consideration. Our approach, which involves the activation of the enzyme PKC ε, represents a novel mechanism in the armamentarium of potential AD drug therapies.

Potential Market for Our Products

According to an article titled “Progress in AD” published in The Journal of Neurology in 2012, there has been a dearth of new product introductions in the last 20 years either for the treatment of AD symptoms or its definitive diagnosis in patients who begin exhibiting the memory and cognitive disorders associated with the disease. According to the Alzheimer’s Association, all of the products introduced to date for the treatment of AD have yielded negative or marginal results with no long-term effect on the progression of AD and no improvement in the memory or cognitive performance of the patients receiving these therapies. With over 50 million people worldwide estimated to have had AD in 2023, there is significant commercial potential for a new therapeutic that is effective in delaying the progression of the disease.

We believe the markets for drugs or therapies to treat the underlying pathology of AD exist largely, but not exclusively, in the developed world and principally comprise the North American, European and Japanese markets.

Sales of the major drug therapies available only by prescription are approved for the symptomatic treatment of the cognitive aspects of AD, but have no meaningful effect on disease progression, causing only temporary improvement in cognitive decline. Despite their limited efficacy, this group of drugs had a collective, worldwide sales compounded annual growth rate from 2017 to 2021 of 6.5% in 2022 according to Future Markets Insights. Sales were approximately $2.8 billion and are projected to grow to approximately $6.8 billion by 2032, a compounded annual growth rate of 9.3%, according to Coherent Market Insights.

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

Dying neurons and synapses have, to date, not been therapeutic targets for restoration, and many in the AD field currently believe that stemming the progression of the disease may only be possible with very early-stage intervention. The FDA is encouraging the pharmaceutical industry to increase efforts to investigate such early-stage interventional treatments by recommending that modified clinical endpoints, both functional and cognitive, be established to monitor the efficacy of drug prototypes being tested in early stage AD patients, according to an article published in The New England Journal of Medicine.(4)

4 NEJM.org: The New England Journal of Medicine, March 15, 2013, page 1: Drug Development of Early AD, N. Kozauer, M.D., and Russell Katz, M.D,

In contrast, we believe that our data from various preclinical animal models and compassionate use trials support that activation of PKC ε – BDNF pathway in central nervous system neurons may improve neuronal vitality and function in areas of the brain damaged by AD, potentially resulting in the improvement of memory and cognition.

In recent years, two therapeutic trials with monoclonal antibodies (aduhelm and lecanemab) have provided evidence of some showing of the rate of decline for patients with mid cognitive impairment (MCI) and possibly very early AD. This slowing of the rate of decline (24 – 27%) occurred after 18 months of treatment with i.v. infusions with the antibodies.

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

Figure 2. PKC ε Activation Involves 5 Different Mechanisms to Stop the Progression of AD

PKCε Activation
- Aβ plaque deposits in neurons
(through ECE enzymatic activity)
- the levels of toxic precursor protein leading to Aβ deposits in the nerve cell
(through α-secretase activity)
- phosphorylated extracellular protein tangles & plaques
(through of GSK-3β)
- release of nerve growth factors at the neuronal synapse (leads to synaptic function and memory functions)
- Cell death of nerve cells
(through of neuronal apoptosis)
PKCε activation reverses most, if not all, of the pathological processes leading to the progression of Alzheimer's Disease, and represents a unique singular point for therapeutic intervention which could arrest further development of the disease in either early or late stage patients

Activation of PKC ε has been achieved with drug prototypes that mimic the activity of diacylglycerol and phosphatidylserine, which are the natural binding targets for this enzyme. In addition, a variety of in vitro and in vivo animal models have demonstrated that these drug prototypes may be effective in restoring the structure and function of neuronal synapses. Our first clinical application of the PKC ε activators is focused on the treatment of AD, but a number of other neurodegenerative diseases may be amenable to similar treatment. A list of these potential future drug targets is shown in Figure 3.

Figure 3. Therapeutic targets for neuroregeneration through PKC ε activation

Behavioral Models/ Learning & Memory
Synaptic imaging / Regeneration
restores # of neurons and synaptic morphologies in rats suffering ischemic shock
+
accelerates spatial maze learning in mice
Bryostatin & other Test Compounds
+
Cell Culture Assays
Induce PKCε activation
prolongation of survival in AD transgenic mice
confocal histochemical imaging of synapses
Human SH-SY5Y neuroblastoma cells
Mouse N2a neuroblastoma cells
Rat hippocampal neurons
Control Neurons
PKCε "Activated" Neurons
ANTI-ALZHEIMER'S EFFECTS
+
+
increases level of synaptic proteins spinophilin and synaptophysin
ECE
-
+
-
Aβ
Aβ
level of PKCε activation is measurable; high levels of activation = stronger cell survival enhances degradation
inhibits buildup

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

This myriad of events is orchestrated by PKC ε and prompts a number of secondary events to occur in both the pre- and post-synaptic portions of the neuron. Cellular visualization of this effect shows an increase in the number of pre-synaptic vesicles in the neurons, an increase in pre-synaptic levels of PKC ε and an increase in the number of mushroom spines associated with individual synaptic boutons (knoblike enlargements at the end of a nerve fiber, where it forms a synapse). Their genesis in these neurons is responsible for the formation of new synapses during associative learning and memory, and for regeneration of synaptic networks in pre-clinical models of AD, stroke, traumatic brain injury, and Fragile X syndrome.

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

6 (4) Trends in Biochemical Sciences V. 34, #3, p.136. T.J. Nelson et al, “Neuroprotective versus Tumorigenic protein kinase C activators.”

Collaborative Agreements

Stanford License Agreements

On May 12, 2014, the Company entered into a license agreement (the “Stanford Agreement”) with The Board of Trustees of The Leland Stanford Junior University (“Stanford”), pursuant to which Stanford has granted to the Company a revenue-bearing, world-wide right and exclusive license, with the right to grant sublicenses (on certain conditions), under certain patent rights and related technology for the use of bryostatin structural derivatives, known as “bryologs,” for use in the treatment of central nervous system disorders, lysosomal storage diseases, stroke, cardio protection and traumatic brain injury, for the life of the licensed patents. The Company is required to use commercially reasonable efforts to develop, manufacture and sell products (“Licensed Products”) in the Licensed Field of Use (as defined in the Stanford Agreement) during the term of the licensing agreement which expires upon the termination of the last valid claim of any licensed patent under this agreement. The Company is obligated to pay $10,000 annually as a license maintenance fee. In addition, the Company must meet specific product development milestones, and upon meeting such milestones, make specific milestone payments to Stanford. The Company must also pay Stanford royalties of 3% of net sales, if any, of Licensed Products (as defined in the Stanford Agreement) and milestone payments of up to $3.7 million dependent upon stage of product development. As of December 31, 2023, no royalties nor milestone payments have been required.

On January 19, 2017, the Company entered into a second license agreement with Stanford, pursuant to which Stanford has granted to the Company a revenue-bearing, world-wide right and exclusive license, with the right to grant sublicenses (on certain conditions), under certain patent rights and related technology for the use of “Bryostatin Compounds and Methods of Preparing the Same,” or synthesized bryostatin, for use in the treatment of neurological diseases, cognitive dysfunction and psychiatric disorders, for the life of the licensed patents. The Company paid Stanford $70,000 upon executing the license and is obligated to pay an additional $10,000 annually as a license maintenance fee. In addition, based upon certain milestones that include product development and commercialization, the Company will be obligated to pay up to an additional $2.1 million and between 1.5% and 4.5% royalty payments on certain revenues generated by the Company relating to the licensed technology. On November 9, 2021, the Company revised the existing licensing agreement with Stanford. The revisions extended all the required future product development and commercialization milestones. The Company is currently in full compliance with the revised agreement and is moving forward on its commitments. As of December 31, 2023, no royalties nor milestone payments have been earned or made.

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

The Company is required to pay Mt. Sinai milestone payments of $2.0 million upon approval of a new drug application (“NDA”) in the United States and an additional $1.5 million for an NDA approval in the European Union or Japan. In addition, the Company is required to pay Mt. Sinai royalties on net sales of licensed product of 2.0% for up to $250 million of net sales and 3.0% of net sales over $250 million. Since inception, the Company has paid Mt. Sinai approximately $200,000 consisting of licensing fees of $125,000 plus development costs and patent fees of approximately $75,000. As of December 31, 2023, no royalties nor milestone payments have been required.

Strategic Investment

On October 31, 2023, we entered into a share purchase agreement (the “Cannasoul Purchase Agreement”) with Cannasoul Analytics Ltd. (“Cannasoul”), pursuant to which the Company agreed to purchase from Cannasoul (i) 12,737 shares of Cannasoul’s Series A preferred shares, no par value per share (the “Cannasoul Preferred Shares”), at a price of $44.1550 per Cannasoul Preferred Share and (ii) a convertible preferred note in an aggregate amount of up to $1,437,598.49 (the “Initial Convertible Note”) in a private placement (the “Cannasoul Investment”). Additionally, the Company agreed to purchase up to four additional convertible preferred notes in a total amount of up to approximately $2,000,000 (or approximately $500,000 per convertible preferred note), subject to Cannasoul achieving certain revenue and expense goals (the “Milestones”) over the four quarters following signing of the Cannasoul Purchase Agreement (the “Milestone Convertible Notes”) as set forth in the Cannasoul Purchase Agreement. If Cannasoul fails to achieve a Milestone, the Company will not be obligated to purchase the applicable Milestone Convertible Note. If Cannasoul achieves a Milestone and the Company fails to purchase the applicable Milestone Convertible Note, Cannasoul will have the right to convert all the Company’s Cannasoul Preferred Shares into Cannasoul’s ordinary shares and the Company will lose certain board appointment rights and certain rights in Cannasoul’s subsidiaries, each as further described below. As of the filing of this Annual Report on Form 10-K, Cannasoul has achieved one Milestone and we accordingly purchased one Milestone Convertible Note for an aggregate of $500,000 in January 2024.

Dr. David (Dedi) Meiri, founder of Cannasoul, heads the Laboratory of Cancer Biology and Cannabinoid Research at the Technion – Israel Institute of Technology (“Technion”), where he develops cannabinoids for various indications. Pursuant to a license agreement between Cannasoul, Dr. Meiri and Technion, Cannasoul has a right of first look with respect to each new cannabinoid indication developed in Dr. Meiri’s laboratory and not otherwise funded by a third party. Whenever Cannasoul exercises this right of first look, it creates a new subsidiary to carry out the development of such indication (each, a “Project Subsidiary”). In connection with the Investment, the Company received certain rights in existing Project Subsidiaries. Additionally, Cannasoul granted the Company a right of first look to invest in any new Project Subsidiaries as well as certain preemptive and veto rights in connection with such Project Subsidiaries. Pursuant to a collaboration agreement entered into by the Company and Cannasoul on October 31, 2023 (the “Collaboration Agreement”), the parties agreed to form a joint research committee with equal representation from the Company and Cannasoul (the “JRC”). The JRC will evaluate the technology and compounds developed by Dr. Meiri in his laboratory, assess the feasibility of developing and commercializing each compound and, for those compounds with respect to which we exercise our right of first look, collaborate on the strategy for clinical development of such compounds.

In connection with the Cannasoul Investment, Cannasoul adopted amended and restated articles of incorporation (the “Cannasoul Charter”). Pursuant to the Cannasoul Charter, we have a number of rights as investor, including but not limited to (i) the right to appoint and dismiss three of the seven members of Cannasoul’s board of directors and veto power with respect to a fourth member, (ii) preemptive rights to participate pro rata in any pre-initial public offering financings by Cannasoul, (iii) rights of first refusal with respect to transfers of Cannasoul ordinary shares by other investors, (iv) rights of co-sale with respect to proposed sales or transfers of Cannasoul ordinary shares by certain key investors, (v) veto rights with respect to certain major transactions, any amendment to the Cannasoul Charter, approval of Cannasoul’s budget and other items.

Also on October 31, 2023, we entered into an investor rights agreement (the “Investor Rights Agreement”) with Cannasoul, the founders of Cannasoul and certain investors in Cannasoul. Pursuant to the Investor Rights Agreement, if Cannasoul ever completes an initial public offering in the United States, we and certain other investors in Cannasoul may, subject to conditions set forth in the Investor Rights Agreement, request that Cannasoul file a registration statement with the U.S. Securities and Exchange Commission covering the resale of the ordinary shares underlying the Cannasoul Preferred Shares.

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

WCT Services Agreements

On July 23, 2020, the Company entered into a services agreement with WCT (the “2020 Services Agreement”). The 2020 Services Agreement related to services for the current Phase 2 clinical trial assessing the safety, tolerability and long-term efficacy of Bryostatin-1 in the treatment of moderately severe AD subjects not receiving memantine treatment (the “2020 Study”). On January 22, 2022, the Company executed a change order with WCT to accelerate trial subject recruitment totaling approximately $1.4 million. In addition, on February 10, 2022, the Company signed an additional agreement with a third-party vendor to assist with the increased trial recruitment retention totaling approximately $1.0 million which was subsequently canceled with no charges incurred by the Company. In addition, on September 11, 2023, the Company signed an additional agreement with WCT to assist with documenting the trial results totaling approximately $300,000. The updated total estimated budget for these trial services, including pass-through costs, was approximately $11.3 million. As noted below, Neurotrope was granted a $2.7 million award from the National Institutes of Health, which award was used to support the Phase 2 Study, resulting in an estimated net budgeted cost of the Phase 2 Study to Neurotrope of $8.6 million.

The Company was awarded a $2.7 million grant from the NIH, which will be used to support the 2020 Study, resulting in an estimated net budgeted cost of the 2020 Study to the Company of $8.3 million. The NIH grant provided for funds of approximately $1.0 million in the first year, which began in April 2020, and funds of approximately $1.7 million in the second year, which began April 2021. As of February 22, 2022, virtually all of the NIH grant had been received and offset against the clinical trial costs. The Company incurred approximately $11.2 million of cumulative expenses associated with the current Phase 2 clinical trial as of December 31, 2023. Of the total $11.2 million incurred for the trial as of December 31, 2023, approximately $560,000 and $3.4 million is reflected in the statement of comprehensive loss for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, $0 of WCT prepayments are included as a prepaid expense and other current assets in the Company’s balance sheet. In addition, approximately $343,000 is included in accounts payable and accrued expenses.

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

The Company incurred approximately $1.6 million of cumulative expenses associated with the current 2022 Study as of December 31, 2023. Of the total $1.6 million incurred for the trial as of December 31, 2023, $0 and approximately $1.4 million is reflected in the statement of comprehensive loss for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, $0 of WCT 2022 Study prepayments is included as a prepaid expense and other current assets in the Company’s balance sheet and approximately $22,000 is included in accounts payable and accrued expenses.

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

A substantial amount of in-human data exists that was generated by the NCI that involves the earlier evaluation of bryostatin as an anticancer agent. The NCI also holds the existing inventory of bryostatin suitable for use in humans. Our use of the substantial data package generated by the NCI on bryostatin, as well as access to the clinical supply of this substance, is permitted under a material transfer agreement entered into and between the NCI and CRE.

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

In general, before any new pharmaceutical product can be marketed in the United States, the process typically required by the FDA includes:

●	nonclinical testing, which may include laboratory tests and animal studies, conducted in compliance with the FDA’s good laboratory practice, or Good Laboratory Practice (“GLP”) regulations;
●	submission of an IND, which must become effective before human clinical trials may begin;

●	approval by an independent institutional review board (“IRB”) representing each clinical site before each clinical trial may be initiated;
●	adequate and well-controlled human clinical trials to establish the safety and efficacy of the proposed drug for its intended use, conducted in accordance with good clinical practices (“GCP”);
●	satisfactory completion of one or more FDA inspections of the manufacturing facility or facilities at which the product, or components thereof, are produced to assess compliance with current good manufacturing practice (“cGMP”), requirements and to assure that the facilities, methods and controls are adequate to preserve the product’s identity, strength, quality and purity;
●	preparation and submission to the FDA of a new drug application (“NDA”), requesting marketing for one or more proposed indications;
●	potential FDA audits of the nonclinical study and clinical trial sites that generated the data in support of the NDA;
●	review by an FDA advisory committee, where appropriate or if applicable;
●	payment of user fees and securing FDA approval of an NDA or an NDA supplement (for subsequent indications or other modifications, including a change in location of the manufacturing facility); and
●	compliance with any post-approval requirements, including the potential requirement to implement a Risk Evaluation and Mitigation Strategy, or REMS, and the potential requirement to conduct post-approval studies.

Preclinical Testing

In the United States, drug candidates undergo rigorous preclinical, or nonclinical, testing until adequate evidence of safety and efficacy is established, prior to clinical testing in human subjects. These nonclinical studies generally evaluate the mechanism of action and pharmacology of the product and assess the potential safety and efficacy of the product. Tested compounds must be produced according to applicable cGMP requirements and preclinical safety tests must be conducted in compliance with FDA and international regulations regarding GLP. The Consolidated Appropriations Act for 2023, signed into law on December 29, 2022, (P.L. 117-328) amended the FDCA and the Public Health Service Act to specify that nonclinical testing for drugs and biologics may, but is not required to, include in vivo animal testing. According to the amended language, a sponsor may fulfill nonclinical testing requirements by completing various in vitro assays (e.g., cell-based assays, organ chips, or micro physiological systems), in silico studies (i.e., computer modeling), other human or nonhuman biology-based tests (e.g., bioprinting), or in vivo animal tests.

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

Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA and more frequently if serious adverse events occur. In addition, IND safety reports must be submitted to the FDA for any of the following: serious and unexpected suspected adverse reactions; findings from other studies or animal or in vitro testing that suggest a significant risk in humans exposed to the drug; and any clinically important increase in the case of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. During all clinical trials, physicians will monitor patients to determine effectiveness of the drug candidate and to observe and report any adverse reactions or safety risks that may result from use of the drug candidate. The FDA or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution, or an institution it represents, if the clinical trial is not being conducted in accordance with the GCP or other IRB requirements or if the drug has been associated with unexpected serious harm to patients. Additionally, some clinical trials are overseen by an independent group of qualified experts organized by the clinical trial sponsor, known as a data safety monitoring board or committee. This group provides authorization for whether or not a trial may move forward at designated check points based on access to certain data from the trial. The FDA will typically inspect one or more clinical sites to assure compliance with GCP and the integrity of the clinical data submitted.

Review of the NDA by FDA

The data from the clinical trials, together with preclinical data and other supporting information that establishes a drug candidate’s profile, are submitted to the FDA in the form of an NDA or NDA supplement (for approval of a new indication if the product candidate is already approved for another indication). Under federal law, the submission of most NDAs is additionally subject to a substantial application user fee, and the sponsor of an approved NDA is subject to an annual program fee, currently exceeding $415,000 per product. These fees are adjusted, and typically increase, annually. Certain exceptions and waivers are available for some of these fees, such as an exception from the application fee for drugs with orphan designation and a waiver for certain small businesses.

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

The FDA is required to refer an application for a novel drug to an advisory committee or explain why such referral was not made. Typically, an advisory committee is a panel of independent experts, including clinicians and other scientific experts, that reviews, evaluates and provides a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions. Before approving an NDA, the FDA typically will inspect the facility or facilities where the product is or will be manufactured. These pre-approval inspections may cover all facilities associated with an NDA submission, including drug component manufacturing (e.g., active pharmaceutical ingredients) facilities, finished drug product manufacturing facilities and control testing laboratories. The FDA will not approve an application unless it determines that the manufacturing processes and facilities comply with cGMP requirements and are adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP.

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

Post-Approval Requirements

Drugs manufactured or distributed pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to recordkeeping, periodic reporting, product sampling and distribution, advertising and promotion, which include restrictions on promoting drugs for unapproved uses or patient populations (i.e., “off-label use”), and reporting of adverse experiences with the product. After approval, most changes to the approved product, such as adding new indications or other labeling claims, are subject to prior FDA review and approval. There also are continuing annual user fee requirements for any marketed products, as well as new application fees for supplemental applications with clinical data.

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

In addition, the distribution of prescription pharmaceutical products is subject to the Prescription Drug Marketing Act, or PDMA, which regulates the distribution of drugs and drug samples at the federal level, and sets minimum standards for the registration and regulation of drug distributors by the states. Both the PDMA and state laws limit the distribution of prescription pharmaceutical product samples and impose requirements to ensure accountability in distribution. In addition, the Drug Supply Chain Security Act, or DSCA, regulates the distribution and tracing of prescription drugs and prescription drug samples at the federal level, and set minimum standards for the regulation of drug distributors by the states. The DSCSA mandates phased-in and resource-intensive obligations for pharmaceutical manufacturers, wholesale distributors, and dispensers over a 10-year period which culminated in November 2023. Most recently, the FDA announced a one-year stabilization period to November 2024, giving entities subject to the DSCSA additional time to finalize interoperable tracking systems and to ensure supply chain continuity. From time to time, new legislation and regulations may be implemented that could significantly change the statutory provisions governing the approval, manufacturing and marketing of products regulated by the FDA. It is impossible to predict whether further legislative or regulatory changes will be enacted, or FDA regulations, guidance or interpretations changed or what the impact of such changes, if any, may be.

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

In addition, under the Hatch-Waxman amendments, the FDA may not approve an ANDA or 505(b)(2) NDA until any applicable period of non-patent exclusivity for the RLD has expired. These market exclusivity provisions under the FDCA also can delay the submission or the approval of certain applications. The FDCA provides a period of five years of non-patent data exclusivity for a new drug containing a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. In cases where such exclusivity has been granted, an ANDA or 505(b)(2) NDA may not be filed with the FDA until the expiration of five years unless the submission is accompanied by a certification of patent invalidity or non-infringement, in which case the applicant may submit its application four years following the original product approval.

The FDCA also provides three years of data exclusivity for a NDA, 505(b)(2) NDA or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example, new indications, dosages or strengths of an existing drug. This three-year exclusivity covers only the conditions of use associated with the new clinical investigations and does not prohibit the FDA from approving follow-on applications for drugs containing the original active agent. If there is no listed patent in the Orange Book, there may not be a certification of patent invalidity or non-infringement, and, thus, no ANDA or 505(b)(2) NDA may be filed before the expiration of an applicable non-patent exclusivity period. Five-year and three-year exclusivity also will not delay the submission or approval of a traditional NDA filed under Section 505(b)(1) of the FDCA. However, an applicant submitting a traditional NDA would be required to either conduct or obtain a right of reference to all of the preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.

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

Under the new Clinical Trials Regulation, which became effective in January 2022, a sponsor submits a CTA through a centralized application procedure where one EU member state’s competent authority takes the lead in reviewing part I of the application, which contains scientific and medicinal product documentation, and the other national authorities only have limited involvement. Part II of the application, which contains the national and patient-level documentation, is assessed individually by each EU member state concerned. Any substantial changes to the trial protocol or other information submitted with the CTA must be notified to or approved by the relevant competent authorities and ethics committees. In all cases, the clinical trials are conducted in accordance with GCP and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki. Medicines used in clinical trials must be manufactured in accordance with good manufacturing practices. Other national and EU-wide regulatory requirements may also apply.

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

The mutual recognition procedure, or MRP, for the approval of human drugs is an alternative approach to facilitate individual national MAs within the European Union. Basically, the MRP may be applied for all human drugs for which the centralized procedure is not obligatory. The MRP is applicable to the majority of conventional medicinal products, and is based on the principle of recognition of an already existing national MA by one or more member states. In the MRP, a MA for a drug already exists in one or more member states of the European Union and subsequently MAAs are made in other European Union member states by referring to the initial MA. The member state in which the MA was first granted will then act as the reference member state. The member states where the MA is subsequently applied for act as concerned member states. After a product assessment is completed by the reference member state, copies of the report are sent to all concerned member states, together with the approved summary of product characteristics, labeling and package leaflet. The concerned member states then have 90 days to recognize the decision of the reference member state and the summary of product characteristics, labeling and package leaflet. National MAs within individual member states shall be granted within 30 days after acknowledgement of the agreement.

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

An applicant may use the decentralized procedure to apply for simultaneous authorization in more than one EU country of medicinal products that have not yet been authorized in any EU country and that do not fall within the mandatory scope of the centralized procedure.

In April 2023 the European Commission issued a proposal that will revise and replace the existing general pharmaceutical legislation. If adopted and implemented as currently proposed, these revisions will significantly change several aspects of drug development and approval in the European Union.

United Kingdom Regulation

From January 1, 2021, European Union law no longer directly applies in the United Kingdom. The United Kingdom has adopted existing European Union medicines regulation as standalone United Kingdom legislation with some amendments to reflect procedural and other requirements with respect to MAs and other regulatory provisions.

The Medicines and Healthcare products Regulatory Agency, or MHRA, is responsible for regulating the United Kingdom medicinal products market (Great Britain and Northern Ireland). In order to market medicines in the United Kingdom, manufacturers must hold a United Kingdom authorization. On January 1, 2021, all European Union MAs were converted to United Kingdom MAs subject to a manufacturer opt-out. The United Kingdom has introduced a separate UK-specific processes for regulatory submissions and medicinal product MA, and MHRA guidance states that the United Kingdom will have the power to take into account MAs made under the European Union decentralized and mutual recognition procedures. On January 1, 2024, the MHRA launched the International Recognition Procedure, or IRP, which provides for an expedited authorization procedure for products that have received positive marketing authorization decisions from trusted partner agencies, such as the EMA or the FDA. There are two available routes for assessment and recognition under the IRP:

●	Recognition Route A – 60 days from validation of submission
o	Application must be based on a Reference Regulatory, or RR, MA within the previous two years
o	Any significant differences from the quality dossier approved by the RR requires assessment under Recognition Route B
o	Evidence of GMP compliance for manufacturing sites should be provided with submission
o	None of the Recognition Route B criteria are met
●	Recognition Route B – 110 days from validation of submission with one planned clock stop (up to 60 days) at day 70 to allow applicant to respond to issues identified during review
o	Application must be based on a RR marketing authorization within the previous ten years.
o	Criteria requiring Recognition Route B include, among other things:
◾	The RR granted a conditional or exceptional circumstances marketing authorization
◾	Additional manufacturing sites included in the application were not assessed by the RR or a manufacturing site is not GMP certified
◾	There are substantial changes to the manufacturing process compared to the process approved by the RR
◾	Certain product types (e.g., advanced therapy medicinal products, orphan medicines, over-the-counter medicines)

◾	A Risk Management Plan was not assessed by the RR
◾	The RR required one or more post-authorization safety studies for the product
◾	A companion diagnostic is necessary for correct use of the product

United Kingdom medicines legislation is subject to future regulatory change under the Medicines and Medical Devices Act 2021. This act sets out a new framework for the adoption of medicines regulation.

Different rules apply in Northern Ireland following implementation of the Northern Ireland Protocol, under which European Union central marketing applications continue to apply there. However, in March 2023, the United Kingdom government and the European Commission reached agreement on a regulatory framework to replace the Northern Ireland Protocol, referred to as the Windsor Framework. The Windsor Framework is expected to apply as of January 1, 2025 and will change the existing system under the Northern Ireland Protocol, including the regulation of pharmaceutical products in the UK. Specifically, the MHRA will be responsible for approving all medicines intended to be marketed in the UK (i.e., Great Britain and Northern Ireland), while the EMA will no longer be involved in approving medicines intended for sale in Northern Ireland.

The Trade and Cooperation Agreement, which sets forth a framework for partnership between the European Union and the United Kingdom, became effective as of January 1, 2021. The Trade and Cooperation Agreement contains an Annex in relation to medicinal products with the objective of facilitating availability of medicines, promotion of public health and consumer protection in respect of medicinal products between the United Kingdom and the European Union. The Annex provides for mutual recognition of cGMP inspections and certificates, meaning that manufacturing facilities do not need to undergo duplicate inspections for the two markets. The Annex establishes a Working Group on Medicinal Products to deal with matters under the Trade and Cooperation Agreement, facilitate co-operation and for the carrying out of technical discussions. It is expected that further bilateral discussions will continue with respect to regulatory areas not the subject of the Trade and Cooperation Agreement, including pharmacovigilance. The Trade and Cooperation Agreement also does not include reciprocal arrangements for the recognition of batch testing certification. However, the United Kingdom has listed approved countries, including the European Economic Area countries, which will enable United Kingdom importers and wholesales to recognize certain certification and regulatory standards. The European Commission has not adopted such recognition procedures.

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

If our product candidates are approved in the United States, we will have to comply with various U.S. federal and state laws, rules and regulations pertaining to healthcare fraud and abuse, including anti-kickback laws and physician self-referral laws, rules and regulations. Violations of the fraud and abuse laws are punishable by criminal and civil sanctions, including, in some instances, exclusion from participation in federal and state healthcare programs, including Medicare and Medicaid. These laws include the following:

●	The federal Anti-Kickback Statute (“AKS”) (Section 1128B(b) of the Social Security Act) prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made, in whole or in part, under a federal healthcare program such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the AKS or specific intent to violate it to have committed a violation. In addition, the government may assert that a claim including items or services resulting from a violation of the AKS constitutes a false or fraudulent claim for purposes of the FCA or federal civil money penalties statute;
●	The federal physician self-referral prohibition (Ethics in Patient Referral Act of 1989, as amended, commonly referred to as the Stark Law, Section 1877 of the Social Security Act), prohibits referrals by physicians of Medicare or Medicaid patients to providers of a broad range of designated healthcare services in which the physicians (or their immediate family members) have ownership interests or with which they have certain other financial arrangements;
●	The federal civil and criminal false claims laws and civil monetary penalty laws, including the federal False Claims Act, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, false or fraudulent claims for payment to, or approval by Medicare, Medicaid, or other federal healthcare programs, knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim or an obligation to pay or transmit money to the federal government, or knowingly concealing or knowingly and improperly avoiding or decreasing or concealing an obligation to pay money to the federal government. Manufacturers can be held liable under the FCA even when they do not submit claims directly to government payers if they are deemed to “cause” the submission of false or fraudulent claims. The FCA also permits a private individual acting as a “whistleblower” to bring actions on behalf of the federal government alleging violations of the FCA and to share in any monetary recovery;
●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, and their respective implementing regulations, including the Final Omnibus Rule published in January 2013, which impose obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;
●	the federal false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services;
●	The Civil Monetary Penalties Law (Section 1128A of the Social Security Act), which authorizes the United States Department of Health and Human Services to impose civil penalties administratively for various fraudulent or abusive acts, including among other things, the offering or giving of remuneration, which includes, without limitation, any transfer of items or services for free or for less than fair market value (with limited exceptions), to a Medicare or Medicaid beneficiary that the person knows or should know is likely to influence the beneficiary’s selection of a particular supplier of items or services reimbursable by a federal or state governmental program;
●	The Physician Payment Sunshine Act (Section 1128G of the Social Security Act), which requires manufacturers of drugs, medical devices, biologicals and medical supplies covered by Medicare or Medicaid to report, on an annual basis, to the Department of Health and Human Services information related to payments and other transfers of value to physicians, certain non-physician advanced healthcare practitioners, and teaching hospitals or to entities or individuals at the request of, or designated on behalf of, the physicians, advanced healthcare practitioners, and teaching hospitals as well as certain ownership and investment interests held by physicians and their immediate family members; and

●	Analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to healthcare items or services that are reimbursed by non-governmental third-party payors, including private insurers.

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

As previously mentioned, the primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and other third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medical products and services, implementing reductions in Medicare and other healthcare funding and applying new payment methodologies. In recent years, the U.S. Congress has considered reductions in Medicare reimbursement levels for medicines and biologics administered by physicians. The U.S. Centers for Medicare and Medicaid Services, or CMS, the agency that administers the Medicare and Medicaid programs, also has authority to revise reimbursement rates and to implement coverage restrictions for most drugs and biologics. Cost reduction initiatives and changes in coverage implemented through legislation or regulation could decrease utilization of and reimbursement for any approved products we may market in the future. While Medicare regulations apply only to pharmaceutical benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own reimbursement rates. Therefore, any reduction in reimbursement that results from federal legislation or regulation may result in a similar reduction in payments from private payors.

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

In addition, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. Notably, on December 20, 2019, President Trump signed the Further Consolidated Appropriations Act for 2020 became law (P.L. 116-94) and included a piece of bipartisan legislation called the Creating and Restoring Equal Access to Equivalent Samples Act of 2019 (the “CREATES Act”). The CREATES Act aims to address the concern articulated by both the FDA and others in the industry that some brand manufacturers have improperly restricted the distribution of their products, including by invoking the existence of a REMS for certain products, to deny generic and biosimilar product developers access to samples of brand products. Because generic and biosimilar product developers need samples to conduct certain comparative testing required by the FDA, some have attributed the inability to timely obtain samples as a cause of delay in the entry of generic and biosimilar products. To remedy this concern, the CREATES Act establishes a private cause of action that permits a generic or biosimilar product developer to sue the brand manufacturer to compel it to furnish the necessary samples on “commercially reasonable, market-based terms.” Whether and how generic and biosimilar product developments will use this new pathway, as well as the likely outcome of any legal challenges to provisions of the CREATES Act, remain highly uncertain and its potential effects on our future commercial products are unknown.

More recently, in August 2022, President Biden signed into the law the Inflation Reduction Act of 2022, or the IRA. Among other things, the IRA has multiple provisions that may impact the prices of drug products that are both sold into the Medicare program and throughout the United States. Starting in 2023, a manufacturer of a drug or biological product covered by Medicare Parts B or D must pay a rebate to the federal government if the drug product’s price increases faster than the rate of inflation. This calculation is made on a drug product by drug product basis and the amount of the rebate owed to the federal government is directly dependent on the volume of a drug product that is paid for by Medicare Parts B or D. Additionally, starting in payment year 2026, CMS will negotiate drug prices annually for a select number of single-source Part D drugs without generic or biosimilar competition. CMS will also negotiate drug prices for a select number of Part B drugs starting for payment year 2028. If a drug product is selected by CMS for negotiation, it is expected that the revenue generated from such drug will decrease. CMS has begun to implement these new authorities and entered into the first set of agreements with pharmaceutical manufacturers to conduct price negotiations in October 2023. However, the IRA’s impact on the pharmaceutical industry in the United States remains uncertain, in part because multiple large pharmaceutical companies and other stakeholders (e.g., the U.S. Chamber of Commerce) have initiated federal lawsuits against CMS arguing the program is unconstitutional for a variety of reasons, among other complaints. Those lawsuits are currently ongoing.

At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. For example, in recent years, several states have formed prescription drug affordability boards (“PDABs”). Much like the IRA’s drug price negotiation program, these PDABs have attempted to implement upper payment limits (“UPLs”) on drugs sold in their respective states in both public and commercial health plans. In August 2023, Colorado’s PDAB announced a list of five prescription drugs that would undergo an affordability review. The effects of these efforts remain uncertain pending the outcomes of several federal lawsuits challenging state authority to regulate prescription drug payment limits. Furthermore, in December 2020, the U.S. Supreme Court held unanimously that federal law does not preempt the states’ ability to regulate pharmaceutical benefit managers (“PBMs”) and other members of the healthcare and pharmaceutical supply chain, an important decision that may lead to further and more aggressive efforts by states in this area. The Federal Trade Commission in mid-2022 also launched sweeping investigations into the practices of the PBM industry that could lead to additional federal and state legislative or regulatory proposals targeting such entities’ operations, pharmacy networks, or financial arrangements. Significant efforts to change the PBM industry as it currently exists in the United States may affect the entire pharmaceutical supply chain and the business of other stakeholders, including biopharmaceutical developers like us. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing.

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

Dr. Paul Coleman, PhD, has spent several decades as a Full Professor at the University of Rochester School of Medicine during which time he was Director of the University of Rochester Medical Center Alzheimer’s Disease Center and Director of an NIH Training Program in Neurobiology of Aging. In 2015, he moved his laboratory to the Neurodegenerative Disease Research Center at the Bio-design Institute, Arizona State University. Dr. Coleman’s work has focused on differentiating changes in the brain in Alzheimer’s disease from changes related to normal, non-demented ageing. Most recently, Dr. Coleman’s work has expanded into the realm of epigenetics. Dr. Coleman has received a number of awards for his work, including a Leadership and Excellence in Alzheimer’s Disease Award from the NIH (one of 12 ever awarded) and a Pioneer Award from the National Alzheimer’s Association.

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

Facilities

Our corporate headquarters and facilities are located in New York, New York. We currently lease a total of approximately 300 square feet of building space in New York dedicated to company administration. The lease on our existing New York expires on June 30, 2024 and has a rent and other related expenses of approximately $5,900 per month. We also lease 1,100 square feet of laboratory space for limited research and development use in North Bethesda, Maryland. The lease on our laboratory space expires on December 31, 2024 and has a fixed rent of $3,200 per month.

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

●	If we continue to execute our current development strategy, we will need additional financing to fund our operations in the future. If we are unable to obtain additional financing on acceptable terms, we will need to curtail or cease our development plans and operations.
●	Our ongoing viability as a company depends on our ability to successfully develop and commercialize our licensed technology. If the CRE License were terminated, we may be required to cease operations.
●	We rely on independent third-party contract research organizations to perform clinical and non-clinical studies of our drug candidate and to perform other research and development services.
●	We have relied on the representations and materials provided by CRE, including scientific, peer-reviewed and non-peer reviewed publications, abstracts, slides, internal documents, verbal communications, patents and related patent filings, with respect to the results of its research related to our proposed products.
●	We have a limited operating history upon which investors can evaluate our future prospects.
●	The commencement and completion of clinical trials can be delayed or prevented for a number of reasons, including, but not limited to, reasons related to the business, the economy and industry and government regulations.
●	Data from our Bryostatin-1 Phase 2 clinical trial, from our confirmatory Phase 2 clinical trial and our expanded Phase 2 clinical trial may be subject to differing interpretations, and regulatory agencies, medical and scientific experts and others may not share the Company’s views of the data.
●	We have not generated any revenues since our inception and we do not expect to generate revenue for the foreseeable future. If we do not generate revenues and achieve and sustain profitability, we will likely need to curtail or cease our development plans and operations.
●	We are dependent on Dr. Alan Tuchman, M.D., our Chief Executive Officer, for the successful execution of our business plan. The loss of Dr. Tuchman or other key members of our management team could have a material adverse effect on our business prospects.
●	We may not be able to protect our trade secrets and other unpatented proprietary technologies, which could give our competitors an advantage over us.
●	We are partly dependent upon the NCI to supply bryostatin for our clinical trials.

●	We expect to rely on third parties to manufacture our proposed products and, as a result, we may not be able to control our product development or commercialization.
●	We may rely on third parties for marketing and sales and our revenue prospects may depend on their efforts.
●	If our products are not accepted by patients, the medical community or health insurance companies, our business prospects will suffer.
●	The branded prescription segment of the pharmaceutical industry in which we operate is competitive, and we are particularly subject to the risks of such competition.
●	A successful liability claim, such as a clinical trial liability claim, against us could have a material adverse effect on our financial condition even with such insurance coverage.
●	Disruptions in federal government operations or extended government shutdowns may negatively impact our business.
●	Our business and operations would suffer in the event of computer system failures.
●	The impact of the COVID-19 pandemic, the shift to a COVID-19 endemic approach and related risks could materially affect our results of operations, financial position and/or liquidity.
●	We are currently operating in a period of economic uncertainty and capital markets disruption.
●	Failure to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could materially and adversely affect us.
●	In connection with our separation from Neurotrope, we have agreed to indemnify Neurotrope for certain liabilities which could negatively impact our financial positions.
●	Increasing scrutiny and evolving expectations from customers, regulators, investors, and other stakeholders with respect to our environmental, social and governance (ESG) practices may impose additional costs on us or expose us to new or additional risks.
●	We may be unable to adequately protect our information systems from cyberattacks, which could result in the disclosure of confidential or proprietary information, including personal data, damage our reputation, and subject us to significant financial and legal exposure.
●	We are subject to risks related to corporate and social responsibility and reputation.
●	Our Common Stock has only recently become traded on the Nasdaq Capital Market (“Nasdaq”), and the market price of our common stock has been volatile.
●	The requirement that we redeem the Series B Preferred Stock (as defined below) in cash could adversely affect our business plan, liquidity, financial condition, and results of operations.
●	The terms of the Series B Preferred Stock could limit our growth and our ability to finance our operations, fund our capital needs, respond to changing conditions and engage in other business activities that may be in our best interests.
●	If our shares of Common Stock become subject to the penny stock rules, it would become more difficult to trade our shares.
●	A significant number of our shares of Common Stock are or will be eligible for future sale, which may cause the market price for our Common Stock to decline.

●	We do not expect to pay any cash dividends for the foreseeable future.
●	Provisions in our certificate of incorporation, our bylaws or Delaware law might discourage, delay or prevent a change in control of our company or changes in our management and, therefore, depress the trading price of our Common Stock.
●	We have identified material weaknesses in our internal control over financial reporting, which could negatively impact on our ability to report our results of operations and financial condition accurately and in a timely manner.
●	You may experience dilution of your ownership interests because of the future issuance of additional shares of our Common Stock. Further, we may obtain additional capital through the issuance of preferred stock, which may limit your rights as a holder of our Common Stock.
●	We are an “emerging growth company,” and the reduced disclosure requirements applicable to emerging growth companies may make our common stock less attractive to investors.

Risks Related to Our Business and Financial Condition

If we continue to execute our current development strategy, we will need additional financing to fund our operations in the future. If we are unable to obtain additional financing on acceptable terms, we will need to curtail or cease our development plans and operations.

As of December 31, 2023, we had approximately $28.7 million of available cash and cash equivalents. Our cash position is expected to be sufficient for at least the next 12 months, including the remaining costs of our ongoing Phase 2 clinical trial and other current development projects, from the date hereof as we continue to determine how to proceed with the current development programs. While we anticipate our current cash resources on hand will be sufficient to sustain operations and to fund our current, follow-on clinical trial, we do not have sufficient capital to complete such planned follow-on or all necessary clinical trials in order to have a product approvable for commercial sale. As a result, we will need to raise additional capital and/or obtain a strategic partner to facilitate our development program and bringing a product to market.

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

We are principally focused on developing a drug, Bryostatin-1, for the treatment of AD and other diseases, which is still in the clinical testing stage and has not yet been fully developed. Our potential success is highly uncertain since Bryostatin-1 did not achieve statistical significance on the primary endpoint, in its Phase 2 of development. On December 16, 2022, we announced that an extended confirmatory Phase 2 study of Bryostatin-1 in moderate to severe AD (Study #204) did not achieve statistical significance on the primary endpoint, which was change from baseline to week 13 in the SIB total score assessment obtained after completion of the second seven-dose course of treatment (week 28 of trial). Our other product candidates (use of Bryostatin-1 to treat Niemann Pick Type-C and Fragile X Syndrome) are earlier in their development cycles. Bryostatin-1 is also subject to regulatory approval. Our potential success depends upon our ability to raise more capital, complete development of and successfully commercialize Bryostatin-1 in a timely manner for the treatment of AD or other diseases. If we are unable to develop Bryostatin-1 for indications other than AD, the future growth of our business could be negatively impacted. We must develop Bryostatin-1, successfully test it for safety and efficacy in the targeted patient population, and manufacture the finished dosage form on a commercial scale to meet regulatory standards and receive regulatory approvals. The development and commercialization process is both time-consuming and costly, and involves a high degree of business risk. Bryostatin-1 is still at an early stage in its product development cycle, and any follow-on product candidates are still at the concept stage. The results of pre-clinical and clinical testing of our product candidates are uncertain and we cannot assure anybody that we will be able to obtain regulatory approvals of our product candidates. If obtained, regulatory approval may take longer or be more expensive than anticipated. Furthermore, even if regulatory approvals are obtained, our products may not perform as we expect and we may not be able to successfully and profitably produce and market any products. Delays in any part of the process or our inability to obtain regulatory approval of our products could adversely affect our future operating results by restricting (or even prohibiting) the introduction and sale of our products.

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

In addition, Congress recently amended the FDCA to require sponsors of a Phase 3 clinical trial, or other “pivotal study” of a new drug to support marketing authorization, to design and submit a diversity action plan for such clinical trial. The action plan must describe appropriate diversity goals for enrollment, as well as a rationale for the goals and a description of how the sponsor will meet them. Although none of our product candidates has reached Phase 3 of clinical development, we must submit a diversity action plan to the FDA by the time we submit a Phase 3 trial, or pivotal study, protocol to the agency for review, unless we are able to obtain a waiver for some or all of the requirements for a diversity action plan. It is unknown at this time how the diversity action plan may affect the planning and timing of any future Phase 3 trial for our product candidates or what specific information FDA will expect in such plans. However, initiation of such trials may be delayed if the FDA objects to our proposed diversity action plans for any future Phase 3 trial for our product candidates, and we may experience difficulties recruiting a diverse population of patients in attempting to fulfill the requirements of any approved diversity action plan.

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

On May 1, 2017, we reported topline results from our Phase 2 clinical trial of Bryostatin-1 for the treatment of moderate to severe AD. In January 2018, we reported the secondary analysis of data from the Phase 2 clinical trial. Further, on September 9, 2019, we reported topline results from our confirmatory Phase 2 clinical trial. On January 22, 2020, we reported additional analysis in connection with the confirmatory Phase 2 clinical trial. On December 16, 2022, we announced that an extended confirmatory Phase 2 study of Bryostatin-1 in moderate to severe AD (Study #204) did not achieve statistical significance on the primary endpoint, which was change from baseline to Week 13 in the SIB total score assessment obtained after completion of the second seven-dose course of treatment (week 28 of trial). We are currently evaluating the data and determining next steps with the development of Bryostatin-1 for AD as well as for other potential indications. Further analyses of the Phase 2 data and confirmatory Phase 2 data may lead to different interpretations of the respective data than the analyses conducted to date and/or may identify important implications of the Phase 2 data, Phase 2 confirmatory data and Phase 2 extended confirmatory trial data, respectively, that are not currently known. Topline data are subject to audit and verification procedures that may result in the final data being materially different from the data we previously published. As a result, any topline data should be viewed with caution until the final data are available. In addition, clinical trial data are subject to differing interpretations, and regulatory agencies, medical and scientific experts and others may not share our views of the data. There can be no assurance that the clinical program for Bryostatin-1 will be successful in demonstrating safety and/or efficacy that we will not encounter problems or delays in clinical development, or that Bryostatin-1 will ever receive regulatory approval or be successfully commercialized.

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

Public and private entities are seeking ways to reduce or contain increasing healthcare costs. All generic pharmaceutical manufacturers whose products are covered by the Medicaid program are required to rebate to each state a percentage of their “average manufacturer price” for the products in question. The extension of prescription drug coverage to all Medicare recipients was approved by Congress several years ago. Under the IRA, CMS will start negotiating drug prices annually, beginning with payment year 2026, for a select number of single source Part D drugs without generic or biosimilar competition. CMS will also negotiate drug prices for a select number of Part B drugs starting for payment year 2028. If a drug product is selected by CMS for negotiation, it is expected that the revenue generated from such drug will decrease. In addition, President Biden’s Executive Order 14087, issued October 2022, called for CMS to prepare and submit a report to the White House on potential payment and delivery modes that would complement to IRA, lower drug costs, and promote access to innovative drugs. In February 2023, CMS published its report which described three potential models focusing on affordability, accessibility and feasibility of implementation for further testing by the CMS Innovation Center. As of February 2024, the CMS Innovation Center continues to test the proposed models and has started to roll out plans for access model testing of certain product types (e.g., cell and gene therapies) by states and manufacturers. Numerous other proposals to curb rising pharmaceutical prices have also been enacted by or otherwise introduced or proposed in Congress and in many state legislatures.

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

Despite the implementation of security measures, our internal computer systems and those of our CROs and other third parties on which we rely, are vulnerable to damage from computer viruses, unauthorized access, natural disasters, fire, terrorism, war and telecommunication and electrical failures. Like other companies, we may from time to time experience threats to our data and systems, including malware and computer virus attacks, unauthorized access, systems failures and disruptions. See “We may be unable to adequately protect our information systems from cyberattacks, which could result in the disclosure of confidential or proprietary information, including personal data, damage our reputation, and subject us to significant financial and legal exposure” below for more information regarding risks related to possible cyberattacks.

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

We are currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability due to the military conflict between Russia and Ukraine and armed conflicts between Israel and Hamas. Our business, financial condition and results of operations may be materially and adversely affected by any negative impact on the global economy and capital markets resulting from the conflicts in Ukraine, the Gaza Strip or any other geopolitical tensions.

U.S. and global markets have experienced volatility and disruption following the escalation of geopolitical tensions, including the military conflict between Russia and Ukraine, armed conflicts between Israel and Hamas and the related Red Sea crisis, where Houthi forces based in Yemen have been attacking freighters. Although the length and impact of the ongoing conflicts is highly unpredictable, such conflicts could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. We are continuing to monitor the situations in Ukraine, the Gaza Strip and globally and assessing their potential impacts on our business. In addition, sanctions on Russia and hostilities involving Israel could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets, potentially making it more difficult for us to obtain additional funds.

Any of the above mentioned factors could affect our business, prospects, financial condition, and operating results. The extent and duration of the military actions, sanctions and resulting market disruptions are impossible to predict, but could be substantial.

The impact of the COVID-19 pandemic, the shift to a COVID-19 endemic approach and related risks could materially affect our results of operations, financial position and/or liquidity.

The COVID-19 pandemic resulted in a global slowdown of economic activity and disruption of normal business travel and working habits. While we are shifting to a COVID-19 endemic approach, there is still uncertainty about the impact of COVID-19 variants in the long-term. The COVID-19 pandemic may have impacted our results of operations, and a reversion to the COVID-19 restrictions could have a significant effect on our future business, results of operations and financial performance. The pandemic initially resulted in a sharp contraction in the global economy, tightening liquidity and increasing volatility and uncertainty in the capital markets. Coincident global mitigation responses stabilized markets and stimulated economic recovery. Continued macroeconomic volatility may persist affecting our businesses and related market opportunities. The impact of an ongoing pandemic on the financial markets may also adversely affect our ability to fund through public or private equity offerings, debt financings, and through other means at acceptable terms.

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

We may be unable to adequately protect our information systems from cyberattacks, which could result in the disclosure of confidential or proprietary information, including personal data, damage our reputation, and subject us to significant financial and legal exposure.

We rely on information technology systems that we or our third-party providers operate to process, transmit and store electronic information in our day-to-day operations. In connection with our product discovery efforts, we may collect and use a variety of personal data, such as name, mailing address, email addresses, phone number and clinical trial information. A successful cyberattack could result in the theft or destruction of intellectual property, data, or other misappropriation of assets, or otherwise compromise our confidential or proprietary information and disrupt our operations. Cyberattacks are increasing in their frequency, sophistication and intensity, and have become increasingly difficult to detect. Cyberattacks could include wrongful conduct by hostile foreign governments, industrial espionage, wire fraud and other forms of cyber fraud, the deployment of harmful malware, denial-of-service, social engineering fraud or other means to threaten data security, confidentiality, integrity and availability. A successful cyberattack could cause serious negative consequences for us, including, without limitation, the disruption of operations, the misappropriation of confidential business information, including financial information, trade secrets, financial loss and the disclosure of corporate strategic plans. Although we devote resources to protect our information systems, we realize that cyberattacks are a threat, and there can be no assurance that our efforts will prevent information security breaches that would result in business, legal, financial or reputational harm to us, or would have a material adverse effect on our results of operations and financial condition. Any failure to prevent or mitigate security breaches or improper access to, use of, or disclosure of our clinical data or patients’ personal data could result in significant liability under state (e.g., state breach notification laws), federal (e.g., HIPAA, as amended by HITECH), and international law (e.g., the GDPR) and may cause a material adverse impact to our reputation, affect our ability to conduct new studies and potentially disrupt our business.

In addition, the computer systems of various third parties on which we rely, and other contractors, consultants and law and accounting firms, may sustain damage from computer viruses, unauthorized access, data breaches, phishing attacks, cybercriminals, natural disasters (including hurricanes and earthquakes), terrorism, war and telecommunication and electrical failures. We rely on our third-party providers to implement effective security measures and identify and correct for any such failures, deficiencies or breaches. If we or our third-party providers fail to maintain or protect our information technology systems and data integrity effectively or fail to anticipate, plan for or manage significant disruptions to our information technology systems, we or our third-party providers could have difficulty preventing, detecting and controlling such cyber-attacks and any such attacks could result in losses described above as well as disputes with physicians, patients and our partners, regulatory sanctions or penalties, increases in operating expenses, expenses or lost revenues or other adverse consequences, any of which could have a material adverse effect on our business, results of operations, financial condition, prospects and cash flows. Any failure by such third parties to prevent or mitigate security breaches or improper access to or disclosure of such information could have similarly adverse consequences for us. If we are unable to prevent or mitigate the impact of such security or data privacy breaches, we could be exposed to litigation and governmental investigations, which could lead to a potential disruption to our business.

Our failure to comply with data protection laws and regulations could lead to government enforcement actions, private litigation and/or adverse publicity and could negatively affect our operating results and business.

We are subject to data protection laws and regulations that address privacy and data security. The legislative and regulatory landscape for data protection continues to evolve, and there has been an increasing focus on privacy and data security issues with the potential to affect our business. In the United States, numerous federal and state laws and regulations, including state data breach notification laws, state health information privacy laws, and federal consumer protection laws govern the collection, use, disclosure and protection of health-related and other personal data.  Many U.S. states are also enacting consumer privacy statutes to enhance protections for personal data and to provide residents with more choices concerning their data collected by businesses, increasing compliance complexity and increasing risks of failures to comply.

In addition, foreign data protection, privacy, and other laws and regulations can be more restrictive than those in the United States. Data localization laws in some countries generally mandate that certain types of data collected in a particular country be stored and/or processed within that country. We could be subject to audits in Europe and around the world, particularly in the areas of consumer and data protection, as we operate our business. Legislators and regulators may make legal and regulatory changes, or interpret and apply existing laws, in ways that require us to incur substantial costs, expose us to unanticipated civil or criminal liability, or cause us to change our business practices. These changes or increased costs could negatively impact our business and results of operations in material ways. For example, the General Data Protection Regulation (“GDPR”) imposes requirements in the European Economic Area relating to, among other things, consent to process personal data of individuals, the information provided to individuals regarding the processing of their personal data, the security and confidentiality of personal data, notifications in the event of data breaches and use of third-party processors. GDPR also imposes restrictions on the transfer of personal data from the EEA to third countries like the United States.

Applicable data privacy and data protection laws may conflict with each other, and by complying with the laws or regulations of one jurisdiction, we cannot be assured of compliance with the laws or regulations of another jurisdiction. Despite our efforts, we may not have fully complied in the past and may not in the future. Furthermore, the number of government investigations related to data security incidents and privacy violations continues to increase and government investigations typically require significant resources and generate negative publicity, which could harm our business and reputation. Failure to comply with data protection laws may expose us to risk of enforcement actions taken by data protection authorities or other regulatory agencies, private rights of action in some jurisdictions, potential significant fines and penalties if we are found to be non-compliant, and/or adverse publicity, any of which could negatively affect our operating results and business.

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

Our common stock is currently traded on the Nasdaq. Nasdaq requires us to meet certain financial, public float, bid price and liquidity standards on an ongoing basis in order to continue the listing of our common stock, including that we maintain a minimum closing bid price of $1.00 per share (the “Minimum Bid Price Requirement”).

On April 24, 2023, we received written notice from the Nasdaq Listing Qualifications Department (the “Staff”) notifying us that for the preceding 30 consecutive business days, our Common Stock did not maintain a minimum closing bid price of $1.00 per share as required by the Minimum Bid Price Requirement. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we received an initial grace period of 180 calendar days, or until October 23, 2023, to regain compliance with the Minimum Bid Price Requirement (the “Initial Compliance Period”). We did not regain compliance with the Minimum Bid Price Requirement within the Initial Compliance Period, and on October 24, 2023, we received a second written notice from the Staff granting us an additional grace period of 180 calendar days, or until April 22, 2024, to regain compliance with the Minimum Bid Price Requirement (the “Additional Compliance Period”). Compliance can be achieved automatically and without further action if the closing bid price of our Common Stock is at or above $1.00 for a minimum of 10 consecutive business days at any time during the Additional Compliance Period, in which case the Staff will notify us of our compliance and the matter will be closed.

If, however, we do not achieve compliance with the Minimum Bid Price Requirement within the Additional Compliance Period, the Staff will notify us that our Common Stock is subject to delisting. At such time, we may appeal the delisting determination to a panel, but there can be no guarantee that such an appeal would be successful.

There can be no assurance that we will be able to regain compliance with the Minimum Bid Price Requirement during the Additional Compliance Period or that we will be able to maintain compliance with the other requirements for continued listing of our common stock on Nasdaq. If our common stock is delisted and we are unable to list our common stock on another U.S. national securities exchange, we expect our securities would be quoted on an over-the-counter market. If this were to occur, our stockholders could face significant material adverse consequences, including limited availability of market quotations for our common stock and reduced liquidity for the trading of our securities. Furthermore, if our common stock were delisted it could adversely affect our ability to obtain financing for the continuation of our operations and/or result in the loss of confidence by investors, customers, suppliers and employees.

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

If not converted, we are required to redeem some or all of the outstanding shares of Series B Preferred Stock for cash under certain circumstances. These obligations could have important consequences on our business. In particular, they could:

●	limit our flexibility in planning for, or reacting to, changes in our businesses and the industries in which we operate;
●	increase our vulnerability to general adverse economic and industry conditions; and
●	place us at a competitive disadvantage compared to our competitors.

As of the date of filing this Annual Report on Form 10-K, the trading price of our Common Stock is below the “floor price” set by the certificate of designations for the Series B Preferred Stock (as amended, the “Certificate of Designations”) for purposes of calculating amortization payments thereunder, and as a result we are limited in our ability to make monthly amortization payments in stock. No assurances can be given that we will be successful in making the required payments to the holders of the Series B Preferred Stock or that we will be able to comply with the financial or other covenants contained in the Certificate of Designations. If we are unable to make the required cash payments or otherwise comply with the Certificate of Designations:

●	dividends will accrue on the Series B Preferred Stock at 15% per annum;
●	the holders of the Series B Preferred Stock could foreclose against our assets; and/or
●	we could be forced into bankruptcy or liquidation.

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

As of December 31, 2023, we had an aggregate of 24,089,646 shares of Common Stock outstanding. Except for 192,015 shares, all of those shares are freely tradable without restriction or registration under the Securities Act of 1933, as amended (the “Securities Act”).

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

On November 17, 2022, we entered into a Securities Purchase Agreement (the “November Purchase Agreement”) with certain accredited investors (the “November Investors”), pursuant to which we agreed to sell to the November Investors (i) an aggregate of 15,000 shares of the Company’s newly-designated Series B convertible preferred stock with a stated value of $1,000 per share (the “Series B Preferred Stock”), initially convertible into up to 1,935,485 shares of Common Stock (the “Preferred Shares”) at an initial conversion price of $7.75 per share (the “Conversion Price”), and (ii) warrants (including those issued to the Placement Agent) to acquire up to an aggregate of 1,993,549 shares of Common Stock (the “November Warrants”) (collectively, the “November 2022 Private Placement”). The Conversion Price of the Series B Preferred Stock is subject to customary adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustment in the event of any issuances of Common Stock, or securities convertible, exercisable or exchangeable for Common Stock, at a price below the then applicable Conversion Price (subject to certain exceptions). We are required to redeem the Preferred Shares in 15 equal monthly installments, which commenced on June 1, 2023. The amortization payments due upon such redemption are payable, at our election, in cash, or subject to certain limitations, in shares of Common Stock valued at the lower of (i) the conversion price then in effect and (ii) the greater of (A) a 15% discount to the average of the three lowest closing prices of the Company’s common stock during the thirty trading day period immediately prior to the date the amortization payment is due or (B) the lower of $1.25 and 20% of the Minimum Price (as defined in Rule 5635 of the Rule of the Nasdaq Stock Market) on the date of receipt of Nasdaq Stockholder Approval (as defined below); provided that if the amount set forth in clause B is the lowest effective price, we will be required to pay the amortization payment in cash. In certain situations, we may require holders to convert their Series B Preferred Stock into Preferred Shares. Further, the holders of the Series B Preferred Stock are entitled to dividends of 7% per annum, compounded monthly, which is payable in cash or shares of Common Stock at our option. To the extent the number of shares of Common Stock issued in connection with the November 2022 Private Placement is greater than anticipated, the market price of our Common Stock could decline further.

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

Item 1B.Unresolved Staff Comments.

None.

Item 1C.Cybersecurity.

Cybersecurity

We recognize the critical importance of maintaining the trust and confidence of business partners and employees toward our business and are committed to protecting the confidentiality, integrity and availability of our business operations and systems. Our Board is actively involved in oversight of our risk management activities, and cybersecurity represents an important element of our overall approach to risk management. In general, we seek to address cybersecurity risks by utilizing reputable third party vendors and service providers to manage and maintain our information systems and assets in accordance with strong cybersecurity policies, standards, processes and practices, and by preserving the confidentiality, security and availability of the information that we collect and store by identifying, preventing and mitigating cybersecurity threats and effectively responding to cybersecurity incidents when they occur.

We consider risks from cybersecurity threats alongside other company risks as part of our overall risk assessment process. We face risks related to cybersecurity such as unauthorized access, cybersecurity attacks and other security incidents, including as perpetrated by hackers and unintentional damage or disruption to hardware and software systems, loss of data, and misappropriation of confidential information. To identify and assess material risks from cybersecurity threats, we maintain policies to ensure our systems are effective and prepared for information security risks. For example, our Synaptogenix Information Security Policy, which applies to all employees, contractors and third parties granted access to our systems and provides guidelines for maintaining information security, including safeguarding personal and company-issued digital devices, learning to detect phishing and other attacks, restricting data transfer, and ensuring the judicious use of the internet and social media. We also maintain a more general Risk Management Strategy that sets forth our procedures for identifying, assessing, responding to, monitoring, and reporting risks, including any cyber-related risks.

Our approach to addressing cybersecurity threat risks also includes mitigating risk associated with our use of third-party service providers. For example, when we enter into contracts with third-party collaborators or vendors pursuant to which sensitive business or personal data will be shared or accessible, we include provisions safeguarding the protection of confidential information. We also utilize a third party service provider to maintain our information systems and assets and to employ technical safeguards that are designed to protect our information systems from cybersecurity threats.

Our incident response plan coordinates the activities we take to prepare for, detect, respond to and recover from cybersecurity incidents, which include processes to triage, assess severity for, escalate, contain, investigate and remediate the incident, as well as to comply with potentially applicable legal obligations and mitigate damage to our business and reputation. We maintain an Information Security Incident Response form that directs a detector of any incident to report such incident to our Information Security Officer, whom we contract through a third party service provider. Following notice of any such incident, our Information Security Officer would then work with our Chief Financial Officer and our Board to establish an appropriate response plan and to determine the materiality of the incident and any disclosure obligations.

As discussed in more detail under “Cybersecurity Governance” below, our Board provides oversight of our risk management and strategy processes.

We describe whether and how risks from identified cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition, under the heading “We may be unable to adequately protect our information systems from cyberattacks, which could result in the disclosure of confidential or proprietary information, including personal data, damage our reputation, and subject us to significant financial and legal exposure,” which disclosures are incorporated by reference herein.

In the last three fiscal years, we have not experienced any material cybersecurity incidents and the expenses we have incurred from cybersecurity incidents were immaterial. This includes penalties and settlements, of which there were none.

Cybersecurity Governance; Management

Cybersecurity is part of our overall risk management processes. In general, our Board oversees risk management activities designed and implemented by our management, and considers specific risks, including, for example, risks associated with our strategic plan, business operations, and capital structure. Any cybersecurity incident that occurs would be brought to the immediate attention of the Board.

Our cybersecurity risk management and strategy processes, which are discussed in greater detail above, are led by a contracted third-party Information Security Officer. Such individual has over 25 years of experience in information technology, including over 14 years of experience in cybersecurity, and has a master’s degree in cybersecurity. Our Information Security Officer is informed about and monitors our cybersecurity risk through his participation in the cybersecurity risk management and strategy processes described above, including the operation of our incident response plan.

Item 2.Properties.

Our principal executive offices are currently located at 1185 Avenue of the Americas, 3rd Floor, New York, New York 10036, where we lease approximately 300 square feet of general office space for a total cost of approximately $5,900 per month. The lease for this office space expires on June 30, 2024 and is renewable for successive one year terms. We believe that our facilities are suitable and adequate for our needs for the foreseeable future. We also lease 1,100 square feet of laboratory space for limited research and development use in North Bethesda, Maryland. The lease on our laboratory space expires on December 31, 2024 and has a fixed rent of $3,200 per month.

Item 3.Legal Proceedings.

There are no legal proceedings against the Company and the Company is unaware of any such proceedings contemplated against it.

Item 4.Mine Safety Disclosures.

Not applicable.

PART II

Item 5.Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders

Our Common Stock is listed on Nasdaq under the symbol “SNPX.” On March 11, 2024, the last reported sale price of our Common Stock was $0.178 per share.

As of March 11, 2024, we had 27,033,349 shares of our Common Stock issued and outstanding held by approximately 195 stockholders of record, based on information provided by our transfer agent. To date, we have not paid dividends on our Common Stock.

Unregistered Sales of Securities

On March 23, June 7, September 7, and December 11, 2023, we issued 4,500, 5,409, 11,952 and 18,000 restricted shares of our common stock, respectively, to Neil Cataldi, our investor relations consultant, in exchange for investor relations services.

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

Basis of Presentation

The audited financial statements for the fiscal years ended December 31, 2023 and 2022 include a summary of our significant accounting policies and should be read in conjunction with the discussion below and our financial statements and related notes included elsewhere in this Annual Report on Form 10-K. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included in the financial statements. All such adjustments are of a normal recurring nature.

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

November 2022 Private Placement

On November 17, 2022, we entered into the November Purchase Agreement with the November Investors, pursuant to which we agreed to sell to the November Investors (i) an aggregate of 15,000 shares of Series B Preferred Stock and (ii) November Warrants to acquire up to an aggregate of 1,935,485 shares of Common Stock. We received total gross proceeds of approximately $15 million from the November 2022 Private Placement.

The terms of the Series B Preferred Stock are as set forth in the Certificate of Designations. The Series B Preferred Stock will be convertible into Preferred Shares at the election of the holder at any time at the Conversion Price. The Conversion Price is subject to customary adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustment in the event of any issuances of Common Stock, or securities convertible, exercisable or exchangeable for Common Stock, at a price below the then-applicable Conversion Price (subject to certain exceptions). We will be required to redeem the Series B Preferred Stock in 15 equal monthly installments, which commenced on June 1, 2023. The amortization payments due upon such redemption are payable, at our election, in cash, or subject to certain limitations, in shares of Common Stock valued at the lower of (i) the Conversion Price then in effect and (ii) the greater of (A) a 15% discount to the average of the three lowest closing prices of the Common Stock during the thirty trading day period immediately prior to the date the amortization payment is due or (B) the lower of $1.25 and 20% of the Minimum Price (as defined in Rule 5635 of the Rule of the Nasdaq Stock Market) on the date of receipt of Nasdaq Stockholder Approval (as defined below); provided that if the amount set forth in clause B is the lowest effective price, we will be required to pay the amortization payment in cash. We may require holders to convert their Series B Preferred Stock into Preferred Shares if the closing price of the Common Stock exceeds $11.625 per share for 20 consecutive trading days and the daily trading volume of the Common Stock exceeds 100,000 shares per day during the same period and certain equity conditions described in the Certificate of Designations are satisfied.

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

Notwithstanding the foregoing, our ability to settle conversions and make amortization and dividend make-whole payments using shares of Common Stock is subject to certain limitations set forth in the Certificate of Designations. For example, the Certificate of Designations contains a certain beneficial ownership limitation after giving effect to the issuance of shares of Common Stock issuable upon conversion of, or as part of any amortization payment or dividend make-whole payment under, the Certificate of Designations or November Warrants.

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

In connection with the November 2022 Private Placement, pursuant to an Engagement Letter, between the Company and Katalyst Securities LLC (the “November Placement Agent”), the Company paid the November Placement Agent (i) a cash fee equal to 7% of the gross proceeds from any sale of securities in the November 2022 Private Placement and (ii) warrants to purchase shares of Common Stock equal to 3% of the number of shares of common stock that the Preferred Shares are initially convertible into, with an exercise price of $7.75 per share and a five-year term.

During the year ended December 31, 2023, we redeemed $9,000,000 of the Series B Preferred Stock and $1,022,149 of accrued dividends through a combination of cash through installment redemption and by issuing 14,647,688 shares of our Common Stock through installment conversions and proportionately relieved $7,366,968 of discount related to the redeemed Series B Preferred Stock. During the year ended December 31, 2023, we recognized a deemed dividend of $1,025,578 related to cash premiums and true-up conversion shares in excess of the pre-amortization installment amounts and issued 2,047,526 shares of our Common Stock in satisfaction of the deemed dividend.

As of December 31, 2023, we have accrued a liability for installment payments owed to investors in either cash or shares of $3,395,945.

Results of Most Recent Extended Confirmatory Phase 2 Clinical Trial

On July 23, 2020, we entered into the 2020 Services Agreement with WCT. The 2020 Services Agreement relates to services for our Phase 2 clinical study assessing the safety, tolerability and long-term efficacy of Bryostatin-1 in the treatment of moderately severe AD subjects not receiving memantine treatment. On January 22, 2022, the Company executed a change order with WCT to accelerate trial subject recruitment totaling approximately $1.4 million. In addition, on February 10, 2022, the Company signed an additional agreement with a third-party vendor to assist with the increased trial recruitment retention totaling approximately $1.0 million which was subsequently canceled with no charges incurred by the Company. In addition, on September 11, 2023, the Company signed an additional agreement with WCT to assist with documenting the trial results totaling approximately $300,000. The updated total estimated budget for the services, including pass-through costs, is approximately $11.3 million. As previously disclosed, on January 22, 2020, we were granted a $2.7 million award from the NIH, which award is being used to support the 2020 Study, resulting in a current estimated net budgeted cost of the 2020 Study to us of $8.6 million. Of the $2.7 million grant, virtually all has been received as of February 22, 2022.

As of December 31, 2023, we incurred cumulative expenses of approximately $11.3 million associated with services provided by WCT and certain pass thru expenses incurred by WCT, which was offset by NIH reimbursements recognized of $2.7 million and, for the year ended December 31, 2022, we incurred expenses of approximately $10.1 million associated with services provided by WCT and certain pass thru expenses incurred by WCT.

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

Pursuant to the terms of the 2022 Services Agreement, WCT provided services to enroll approximately 12 2022 Study subjects. The first 2022 Study site was initiated during the third quarter of 2022. The total estimated budget for the services, including pass-through costs, was approximately $2.0 million. The Company terminated the 2022 Services Agreement in December 2022.

The Company incurred approximately $1.6 million of cumulative expenses associated with the 2022 Study as of December 31, 2023. All of the expenses are reflected in the statement of comprehensive loss for the year ended December 31, 2023. As of December 31, 2023, $0 of WCT 2022 Study prepayments is included as a prepaid expense and other current assets in the Company’s balance sheet. In addition, approximately $22,000 is included in accounts payable and accrued expenses.

Other Development Projects

To the extent resources permit, we may pursue development of selected technology platforms with indications related to the treatment of various disorders, including neurodegenerative disorders such as AD, based on our currently licensed technology and/or technologies available from third party licensors or collaborators.

Nemours Agreement

On September 5, 2018, we announced a collaboration with Nemours, a premier U.S. children’s hospital, to initiate a clinical trial in children with Fragile X. In addition to the primary objective of safety and tolerability, measurements will be made of working memory, language and other functional aspects such as anxiety, repetitive behavior, executive functioning, and social behavior. On August 5, 2021, the Company announced its memorandum of understanding with Nemours A.I. DuPont Hospital (“Nemours”) to initiate a clinical trial using Bryostatin-1, under Orphan Drug Status, to treat Fragile X. The Company intends to provide the Bryostatin-1 drug product candidate and obtain the investigational new drug documentation (“IND”) and Nemours intends to provide the clinical site and attendant support for the trial. The Company and Nemours, jointly, will develop the trial protocol. The Company currently estimates its total trial and IND cost to be approximately $2 million. As of the end of the period covered by this annual report, the Company has incurred cumulative expenses associated with this agreement of approximately $100,000.

We have filed for an IND with the FDA. The FDA has placed the development of the IND on clinical hold pending completion of further analytics relating to drug pharmacokinetics and pharmacodynamics. The Company is currently evaluating its plans to advance Fragile X development.

Cleveland Clinic

On February 23, 2022, the Company announced its collaboration with the Cleveland Clinic to pursue possible treatments for Multiple Sclerosis (“MS”), and on July 19, 2023, the Company announced that it had entered into an agreement with the Cleveland Clinic to conduct a Phase 1 trial of Bryostatin-1 in MS. The Cleveland Clinic will manage the clinical trial’s implementation, including the IND submission to the FDA which was filed during the fourth quarter of 2023 and future patient enrollment once the IND submission is approved. The total estimated costs associated with this collaboration are approximately $2.0 million. As of December 31, 2023, the Company has paid the Cleveland Clinic approximately $375,000.

Strategic Investment

Strategic Investment in Debt and Equity Securities of Cannasoul

On October 31, 2023, the Company entered into a share purchase agreement (the “Purchase Agreement”) with Cannasoul Analytics Ltd. (“Cannasoul”), pursuant to which the Company agreed to purchase from Cannasoul (i) 12,737 shares of Cannasoul’s Series A preferred shares (the “Preferred Shares”), representing 5% of Cannasoul’s issued and outstanding share capital, at a price of $44.1550 per Preferred Share for $562,402 and (ii) a convertible preferred note in an aggregate amount of up to $1,437,598 (the “Initial Convertible Note”) convertible into 32,648 Preferred Shares. The Preferred Shares are convertible (i) any time after the date of issuance at the Company’s option and (ii) automatically upon the earlier of a payment default, the consummation of Cannasoul’s IPO, or the majority consent of the majority holders of the Preferred Shares.

Additionally, the Company agreed to purchase up to four additional convertible preferred notes in a total amount of up to approximately $2,000,000 (or approximately $500,000 per convertible preferred note), subject to Cannasoul achieving certain revenue and expense goals (the “Milestones”) over the next four quarters (the “Milestone Convertible Notes”) as set forth in the Purchase Agreement. The Company’s purchase of the Preferred Shares, the Initial Convertible Notes and the Milestone Convertible Notes is herein referred to as the “Investment.” If Cannasoul fails to achieve a Milestone, the Company will not be obligated to purchase the applicable Milestone Convertible Note. If Cannasoul achieves a Milestone and the Company fails to purchase the applicable Milestone Convertible Note, Cannasoul will have the right to convert all the Company’s Preferred Shares into Cannasoul’s ordinary shares and the Company will lose certain board appointment rights and certain rights in Cannasoul’s subsidiaries.

In connection with the Purchase Agreement, Cannasoul adopted amended and restated articles of incorporation (the “Cannasoul Charter”). Pursuant to the Cannasoul Charter, the Company has a number of rights as investor, including (i) the right to appoint and dismiss three of the seven members of Cannasoul’s board of directors and veto power with respect to a fourth member, (ii) preemptive rights to participate pro rata in any pre-initial public offering financings by Cannasoul, (iii) rights of first refusal with respect to transfers of Cannasoul ordinary shares by other investors, (iv) rights of co-sale with respect to proposed sales or transfers of Cannasoul ordinary shares by certain key investors, (v) veto rights with respect to certain major transactions, any amendment to the Cannasoul Charter, approval of Cannasoul’s budget and other items.

The Company’s investment in the Preferred Shares represents an investment in an equity security in accordance with ASC 320. The Preferred Shares are convertible at any time after the date of issuance, automatically upon a payment default, an IPO, or the written consent of the holders of a majority of the Preferred Shares. The conversion price is subject to traditional anti-dilution adjustments. The Company will account for its investment in Cannasoul’s Preferred Shares under the equity method of accounting as it was determined the Company has significant influence over Cannasoul based on its board representation and other veto rights per ASC 323-10-15-6 to 8. The Company has elected to record the equity in earnings of the equity method investment on a three-month lag which is recognized in other comprehensive income. As a result, the Company has not recorded a gain or loss on its equity method investment during the year ended December 31, 2023.

Dr. David (Dedi) Meiri, founder of Cannasoul, heads the Laboratory of Cancer Biology and Cannabinoid Research at the Technion, where he develops cannabinoids for various indications. Pursuant to a license agreement between Cannasoul, Dr. Meiri and Technion, Cannasoul has a right of first look with respect to each new cannabinoid indication developed in Dr. Meiri’s laboratory and not otherwise funded by a third party. Whenever Cannasoul exercises this right of first look, it creates a new Project Subsidiary to carry out the development of such indication. In connection with the Investment, the Company received certain rights in existing Project Subsidiaries. Additionally, Cannasoul granted the Company a right of first look to invest in any new Project Subsidiaries as well as certain preemptive and veto rights in connection with such Project Subsidiaries. Pursuant to the Collaboration Agreement, the parties agreed to form the JRC. The JRC will evaluate the technology and compounds developed by Dr. Meiri in his laboratory, assess the feasibility of developing and commercializing each compound and, for those compounds with respect to which we exercise our right of first look, collaborate on the strategy for clinical development of such compounds.

Also on October 31, 2023, we entered into the Investor Rights Agreement. Pursuant to the Investor Rights Agreement, if Cannasoul ever completes an initial public offering in the United States, we and certain other investors in Cannasoul may, subject to conditions set forth in the Investor Rights Agreement, request that Cannasoul file a registration statement with the U.S. Securities and Exchange Commission covering the resale of the ordinary shares underlying the Cannasoul Preferred Shares.

Impact of COVID-19

The World Health Organization recognized COVID-19 as a global pandemic on March 11, 2020, and it is now widely expected to become endemic. COVID-19 has had significant and ongoing negative impacts on global societies, workplaces, economies and health systems. At various times, authorities throughout the world have implemented measures to contain or mitigate the spread of the virus, including physical distancing, travel bans and restrictions, closure of non-essential businesses, quarantines, work-from-home directives, mask requirements, shelter-in-place orders and vaccination programs, each of which have significantly impacted the ability of many companies to conduct business.

As of the filing of this Annual Report on Form 10-K, our operations are not impacted by any COVID-19 related facility closures, lockdown measures, travel restrictions or similar limitations. However, new waves of COVID-19 or its variants could cause the reinstatement of such limitations, and such limitations may adversely impact our supply chains, the manufacturing of our own products, our ability to obtain necessary materials and the willingness of patients to participate in clinical trials, all of which could adversely affect our business, results of operations and financial condition.

Results of Operations

Comparison of the years ended December 31, 2023 and 2022

The following table summarizes our results of operations for the years ended December 31, 2023 and 2022:

	Years ended
	December 31,		Dollar
	2023	2022	Change	% Change
Operating Expenses:
Research and development expenses	$1,974,924	$6,324,928	$(4,350,004)	(68.8)%
General and administrative expenses	$6,338,930	$9,810,068	$(3,471,138)	(35.4)%
Other income, net	$2,275,350	$10,561,039	$(8,285,689)	(78.5)%
Net loss	$6,038,504	$5,573,957	$464,547	8.3%

Revenues

We did not generate any operating revenues for the years ended December 31, 2023 and 2022.

Operating Expenses

Overview

Total operating expenses for the year ended December 31, 2023 were $8,313,854 as compared to $16,134,996 for the year ended December 31, 2022, a decrease of approximately 48.5%. The decrease in total operating expenses is due to the decrease in both research and development and general and administrative expenses.

Research and Development Expenses

For the year ended December 31, 2023, we incurred $1,974,924 in research and development expenses as compared to $6,324,928 for the year ended December 31, 2022, a decrease of approximately 68.8%. These expenses were incurred pursuant to developing Byrostatin-1, specifically expenses relating to our ongoing Phase 2 clinical trial for AD. Of these expenses, for the year ended December 31, 2023, $1,440,207 was incurred principally relating to our current confirmatory clinical trial and related storage of drug product, $312,743 for clinical consulting services, $20,330 of amortization of prepaid licensing fees relating to the Stanford and Mount Sinai license agreements, $52,055 for development of alternative drug supply with Stanford University and $149,589 of non-cash stock options compensation expense, as compared to $5,422,142 for the year ended December 31, 2022 incurred principally relating to our confirmatory clinical trial and related storage of drug product, $327,908 for clinical consulting services, $29,999 of amortization of prepaid licensing fees relating to the Stanford and Mount Sinai license agreements, $69,608 for development of alternative drug supply with Stanford University and $475,271 of non-cash stock options compensation expense.

Our research and development expenses have been significantly reduced as our current Phase 2 clinical trial for AD was concluded by the end of 2023 and our Phase 2 dose ranging study was discontinued. Other development expenses might increase, as our resources permit, in order to advance our potential products, including our current, open label MS trial with the Cleveland Clinic. We are continuing to determine how to proceed with respect to our other current development programs for Bryostatin-1 with AD and other project considerations.

General and Administrative Expenses

We incurred $6,338,930 and $9,810,068 of general and administrative expenses for the years ended December 31, 2023 and 2022, respectively, a decrease of approximately 35.4%. Of the amounts for the year ended December 31, 2023, as compared to the comparable 2022 period: $1,555,462 was incurred primarily for wages, bonuses, vacation pay, severance, taxes and insurance, versus $1,670,242 for the 2022 comparable period. The decrease is due to a reduction in bonus payments for the 2023 period; $814,198 was incurred for legal expenses, versus $678,903 for the 2022 comparable period, the increase primarily attributable to compliance work associated with the Company’s November 2022 Private Placement; $989,177 was incurred for outside operations consulting services, versus $1,022,713 for the 2022 comparable period; $150,564 was incurred for travel expenses, versus $107,316 for the 2022 comparable period. Travel for 2023 returned to pre-pandemic levels; $436,593 was incurred for investor relations services, versus $755,760 for the 2022 comparable period as, for 2022, we incurred additional non-cash expenses relating to communications surrounding our clinical trial results; $297,090 was incurred for professional fees associated with auditing, financial, accounting and tax advisory services, versus $178,545 for the 2022 comparable period. Accounting expenses increased based upon compliance with the Company’s 2022 Private Placement; $769,175 was incurred for insurance, versus $736,225 for the 2022 comparable period; $466,935 was incurred for franchise taxes, utilities, supplies, license fees, filing costs, rent, advertising and other, versus $493,649 for the 2022 comparable period; $0 of non-cash expenses reflect the allocated cost associated with our issuance of warrants, versus $898,023 for the 2022 comparable period; and $859,736 was recorded as non-cash stock options compensation expense, versus $3,268,692 for the 2022 comparable period based upon accelerated vesting upon options issuances in 2022.

Other Income / Expense

We recognized total other income of $2,275,350 for the year ended December 31, 2023 as compared to total other income of $10,561,039 for the year ended December 31, 2022, which consisted, for 2023, of interest income on funds deposited in interest bearing money market accounts and changes in fair value of warrant liability and derivative liability. The increase in interest income of $1,313,911 is primarily attributable to the increase in money market interest income rates and increase in cash balances. The total decrease is primarily attributable to the decreases in fair value of warrant liability of $7,035,000 and derivative liability of $2,564,600 partially offset by the increase in interest income.

Net loss

We incurred losses of $6,038,504 and $5,573,957 for the years ended December 31, 2023 and 2022, respectively. The increased loss was primarily attributable to the decreases in both net research and development expenses associated with our ongoing Phase 2 confirmatory clinical trial and general and administrative expenses offset by changes in fair value of warrant and derivative liabilities and increase in interest income.

Financial Condition, Liquidity and Capital Resources

Cash and Working Capital

Since inception, we have incurred negative cash flows from operations. As of December 31, 2023, we had working capital of $26,256,291 as compared to working capital of $37,272,851 as of December 31, 2022. The $11,016,560 decrease in working capital was primarily attributable to our cash amortization of our Series A Preferred Stock of approximately $0.6 million, cash used for strategic investment of $2.0 million and approximately $8.7 million from operating expenses.

We expect that our cash and cash equivalents of approximately $28.7 million as of December 31, 2023 will be sufficient to support our projected operating requirements for at least the next 12 months from the date of filing this Annual Report on Form 10-K, which would include the continuing development of Bryostatin-1, our novel drug candidate targeting the activation of PKC epsilon.

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

Sources and Uses of Liquidity

We expect to continue to incur expenses, resulting in losses and negative cash flows from operations, over at least the next several years as we may continue to develop Bryostatin-1 and other therapeutic products. We anticipate that this development may include clinical trials in addition to our current ongoing clinical trial and additional research and development expenditures.

	Years Ended December 31,
	2023	2022
Cash used in operating activities	$5,173,209	$11,211,245
Cash used in investing activities	2,002,707	7,414
Cash (used in) provided by financing activities	1,641,066	14,483,150

Net Cash Used in Operating Activities

Cash used in operating activities was $5,173,209 for the year ended December 31, 2022, compared to $11,211,245 for the year ended December 31, 2022. The $6,038,036 decrease primarily resulted from the decrease in warrant liability and derivative liability of $9.6 million, the decrease in prepaid expenses of approximately $490,000, and the decreases in accounts payable and accrued expenses of approximately $480,000, partially offset by an increase in net loss of approximately $465,000, a decrease in non-cash stock-based compensation expenses of approximately $3.1 million, and a decrease in non-cash warrant issuance cost of approximately $0.9 million.

Net Cash Used in Investing Activities

Net cash used in investing activities was $2,002,707 for the year ended December 31, 2023 compared to $7,414 for the year ended December 31, 2022. The cash used in investing activities for 2023 is primarily attributable to the Cannasoul Investment discussed above. For 2022, the entire use was for capital expenditures.

Net Cash Provided by Financing Activities

Net cash used in financing activities was $1,641,066 for the year ended December 31, 2023 was to service amortization of Series A Preferred Stock as compared to cash provided by financing activities of $$14,483,150 for the year ended December 31, 2022 which consisted of approximately $13.9 million of net proceeds from our private placement offering and approximately $553,000 in warrant exercises.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act, and are not required to provide the information required under this item.

Item 8.Financial Statements and Supplementary Data.

Our audited financial statements as of, and for the years ended December 31, 2023 and December 31, 2022 are included beginning on Page F-1 immediately following the signature page to this report. See Item 15 – “Exhibits and Financial Statement Schedules” for a list of the financial statements included herein.

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2023. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, because of certain weaknesses in internal control over financial reporting discussed below under “Management’s Report on Internal Control over Financial Reporting,” our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

As of December 31, 2023, our management, including our Chairman of the Board, principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in the 2013 Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, as of December 31, 2023, such internal controls and procedures were not effective. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that are considered to be material weaknesses. The matters involving internal controls and procedures that our management considered to be material weaknesses were:

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

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, which permits us to provide only management’s report in this Annual Report on Form 10-K.

Management’s Remediation Initiatives

In an effort to remediate identified material weaknesses and other deficiencies and enhance our internal controls, we effected certain measures including additional cash controls, closer supervision of outside service providers and other review and approval processes by our management team. The remediation efforts will include the implementation of additional controls to ensure all risks have been addressed. Preparation of a GAAP disclosure checklist with appropriate review procedures to ensure that accounting guidance and disclosure requirements have been addressed. We will, as resources permit, hire additional personnel to allow for segregation of duties.

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

Changes in Internal Control Over Financial Reporting

Except as discussed above under “Management’s Remediation Initiatives,” there were no changes in our internal control over financial reporting identified in connection with the evaluation referred to above that occurred during our last completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Matters affecting our internal controls may cause us to be unable to report our financial information on a timely basis or may cause us to restate previously issued financial information, and thereby subject us to adverse regulatory consequences, including sanctions or investigations by the SEC, or violations of applicable stock exchange listing rules.

Item 9B.Other Information.

During the three months ended December 31, 2023, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C.Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

The following table lists the names, ages and positions of our executive officers as of March 15, 2023:

Name	Age	Position

Alan Tuchman, M.D.	77	Chief Executive Officer

Robert Weinstein	64	Chief Financial Officer, Secretary and Executive Vice President

Daniel L. Alkon, M.D.	81	President, Chief Scientific Officer

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

Robert Weinstein — Chief Financial Officer, Executive Vice President, Treasurer and Secretary.    Mr. Weinstein joined Neurotrope in June 2013 as its acting Chief Financial Officer and has continued to serve in that role for Synaptogenix following the Spin-Off. In addition, Mr. Weinstein performs work as a consultant for Petros Pharmaceuticals, Inc., which is the surviving company from the merger of Metuchen and Neurotrope. He has extensive accounting and finance experience, spanning more than 30 years, as a public accountant, investment banker, healthcare private equity fund principal and chief financial officer. From September 2011 to the present, Mr. Weinstein has been an independent consultant for several healthcare companies in the pharmaceutical and biotechnology industries. From March 2010 to August 2011, he was the Chief Financial Officer of Green Energy Management Services Holdings, Inc., an energy consulting company. From August 2007 to February 2010, Mr. Weinstein served as Chief Financial Officer of Xcorporeal, Inc., a development-stage medical device company which was sold in March 2010 to Fresenius Medical USA, the largest provider of dialysis equipment and services worldwide. Mr. Weinstein also serves as a member of the Board of Directors of Xwell, Inc. (Formerly XpresSpa Group, Inc.) (Nasdaq: XWEL), a health and wellness company whose core asset, XpresSpa, is a leading airport retailer of spa services and related health and wellness products, PharmaCyte Biotech, Inc. (Nasdaq: PMCB), a biotechnology company developing pharmaceutical products and Oblong, Inc. (Nasdaq: OBLG), a company that provides multi-stream collaboration technologies and managed services for video collaboration and network applications in the United States and internationally. Mr. Weinstein received his MBA degree in finance and international business from the University of Chicago Graduate School of Business, is a Certified Public Accountant (inactive), and received his BS degree in accounting from the State University of New York at Albany.

Daniel L. Alkon, M.D. — President and Chief Scientific Officer.   Dr. Alkon was appointed as Neurotrope’s President and Chief Scientific Officer (CSO) on September 16, 2016 and he has continued to serve in that role for Synaptogenix following the Spin-Off. He received his undergraduate degree in chemistry in 1965 at the University of Pennsylvania. After earning his M.D. at Cornell University and finishing an internship in medicine at the Mount Sinai Hospital in New York, he joined the staff of the National Institutes of Health where during his 30-year career he became a Medical Director in the U.S. Public Health Service at the National Institute for Neurological Disorders and Stroke and Chief of the Laboratory of Adaptive Systems. Dr. Alkon then served as the founding Scientific Director of the original Blanchette Rockefeller Neurosciences Institute (BRNI - now known as CRE) from 1999 until September 23, 2016. From October 2000 to September 28, 2016, Dr. Alkon was a Professor at BRNI and a Professor of Neurology at West Virginia University. From June 2006 to September 23, 2016, Dr. Alkon was also the Toyota Chair for Neurodegenerative Disease Research at BRNI (now CRE). From October 2000 to July 2005, Dr. Alkon was appointed as Research Professor in Biophysics at the Johns Hopkins University. In all of these positions, Dr. Alkon and his teams conducted multidisciplinary research on the molecular, biophysical, and synaptic-structural mechanisms of learning, memory storage, and memory dysfunction in psychiatric and neurological disorders, particularly Alzheimer’s disease. Numerous patents were issued based on this research on memory that then was extended to drug development for the treatment of neurodegenerative disorders such as AD, Stroke, PTSD, Multiple Sclerosis, and Amyotrophic Lateral Sclerosis (ALS). As an internationally recognized authority on neural and artificial networks, he has co-authored hundreds of peer-reviewed articles as well as several books, including “Memory Traces in the Brain” (Cambridge University Press), and “Memory’s Voice” (Harper Collins).

Board Structure and Directors

The below table sets forth information regarding our directors as of March 15, 2023:

Director	Age	Position	Date Named to Board of Directors
Joshua N. Silverman	53	Chairman of the Board of Directors	August 4, 2016
William S. Singer	83	Director; Vice-Chairman of the Board	August 23, 2013
Daniel L. Alkon, M.D.	81	Director	December 7, 2020
Bruce T. Bernstein	60	Director	November 14, 2016
Jonathan L. Schechter	50	Director	December 13, 2018
Alan J. Tuchman, M.D.	78	Director	December 7, 2020

Our Board is currently comprised of six members: Mr. Silverman, Mr. Singer, Mr. Bernstein, Mr. Schechter, Dr. Alkon and Dr. Tuchman.

The principal occupation and business experience during the past five years for our directors is as follows (other than our directors who are executive officers, whose principal occupation and business experience during the past five years is discussed above):

Joshua N. Silverman — Director, Chairman of the Board.    Mr. Silverman joined Neurotrope as a Director and Chairman of the Board in August 2016. Mr. Silverman currently serves as the managing member of Parkfield Funding LLC. Mr. Silverman has also served as Interim Chairman, Interim Chief Executive Officer and Interim President of PharmaCyte Biotech, Inc. (Nasdaq: PMCB) since October 2022 and as a director since August 2022. Mr. Silverman was the co-founder, and a principal and managing partner of Iroquois Capital Management, LLC (“Iroquois”), an investment advisory firm. Since its inception in 2003 until July 2016, Mr. Silverman served as co-chief investment officer of Iroquois. While at Iroquois, he designed and executed complex transactions, structuring and negotiating investments in both public and private companies and has often been called upon by the companies solve inefficiencies as they relate to corporate structure, cash flow, and management. From 2000 to 2003, Mr. Silverman served as co-chief investment officer of Vertical Ventures, LLC, a merchant bank. Prior to forming Iroquois, Mr. Silverman was a director of Joele Frank, a boutique consulting firm specializing in mergers and acquisitions. Previously, Mr. Silverman served as assistant press secretary to the president of the United States. In addition to Synaptogenix, Mr. Silverman has served as a director and acting Chief Executive Officer of AYRO, Inc. (Nasdaq: AYRO) since 2020; as Interim Chief Executive Officer, Interim President and Interim Chairman of PharmaCyte Biotech, Inc. (Nasdaq: PMCB); as director of MYMD Pharmaceuticals, Inc. (Nasdaq: MYMD) since September 2018; and as Vice Chairman of Petros Pharmaceutical, Inc. (Nasdaq: PTPI). He previously served as a director of Marker Therapeutics, Inc. from 2016 until 2018 and Protagenic Therapeutics, Inc. from 2016 to 2022. Mr. Silverman received his B.A. from Lehigh University in 1992. Mr. Silverman was chosen as Chairman of Synaptogenix because of his lengthy public company, finance and business experience.

William S. Singer — Director and Vice-Chairman of the Board of Directors.   Mr. Singer served as a Director and Vice-Chairman of the Board for Neurotrope since August 23, 2019. He was a partner in the Chicago office of the law firm of Kirkland & Ellis LLP from 1980 until 2006 and has been of counsel to that firm since that time, concentrating his practice on corporate, real estate, and legislative matters. Mr. Singer currently serves on the Board of Directors of the National Park Foundation. He was appointed by the Secretary of the Interior. Mr. Singer has been prominently active in Chicago public service, serving as an Alderman for several years and as a candidate for Mayor. Mr. Singer was chosen as a director of Synaptogenix because of his lengthy legal and public company experience.

Bruce T. Bernstein — Director.   Mr. Bernstein served as a Director for Neurotrope since November 14, 2016. Mr. Bernstein has over thirty years of experience in the securities industry, primarily as senior portfolio manager for two alternative finance funds as well as in trading and structuring of arbitrage strategies. Mr. Bernstein has served as President of Rockmore Capital, LLC since 2006, the manager of a direct investment and lending fund with peak assets under management of $140 million. Previously, he served as Co-President of Omicron Capital, LP, an investment firm based in New York, which he joined in 2001. Omicron Capital focused on direct investing and lending to public small cap companies and had peak assets under management of $260 million. Prior to joining Omicron Capital, Mr. Bernstein was with Fortis Investments Inc., where he was Senior Vice President in the bank’s Global Securities Arbitrage business unit, specializing in equity structured products and equity arbitrage and then President in charge of the bank’s proprietary investment business in the United States. Prior to Fortis, Mr. Bernstein was Director in the Equity Derivatives Group at Nomura Securities International specializing in cross-border tax arbitrage, domestic equity arbitrage and structured equity swaps. Mr. Bernstein started his career at Kidder Peabody, where he rose to the level of Assistant Treasurer. Mr. Bernstein also serves as a member of the Board of Directors of Xwell, Inc. (Formerly XpresSpa Holdings, Inc.) the leading airport spa company in the world, based in New York, Petros Pharmaceuticals, Inc. and Wrap Technologies, Inc. Mr. Bernstein holds a B.B.A. from City University of New York (Baruch). Mr. Bernstein was chosen as a director of Synaptogenix because of his lengthy public company and finance experience.

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

Joshua N. Silverman
William S. Singer
Bruce T. Bernstein
Jonathan L. Schechter

Staggered Board

Our certificate of incorporation provides that our business is to be managed by or under the direction of our Board. Our Board is divided into three classes for purposes of election. One class is elected at each annual meeting of stockholders to serve for a three-year term. Our Board consists of six members classified into three classes as follows: (1) Alan Tuchman, M.D. and Daniel L. Alkon, M.D. constitute the Class II directors and their current terms will expire at the 2026 annual meeting of stockholders,(2) Joshua N. Silverman and William S. Singer constitute the Class III directors and their current terms will expire at the 2024 annual meeting of stockholders and (3) Bruce T. Bernstein and Jonathan L. Schechter constitute the Class I directors and their current terms will expire at the 2025 annual meeting of stockholders.

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

The Audit Committee of Synaptogenix was established in December 2020 and held five meetings in 2023. The Board has determined that each member of the Audit Committee is an independent director in accordance with the rules of The Nasdaq Stock Market and applicable federal securities laws and regulations. In addition, the Board has determined that each of Mr. Bernstein and Mr. Schechter is an “audit committee financial expert” within the meaning of Item 407(d)(5) of Regulation S-K and has designated each of them to fill that role. See “Directors, Executive Officers and Corporate Governance — Directors and Executive Officers” above for descriptions of the relevant education and experience of each member of the Audit Committee.

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

The Compensation Committee was established in December 2020 and held three meetings in 2023. The Board has determined that each member of the Compensation Committee is an independent director in accordance with the rules of The Nasdaq Stock Market and applicable federal securities laws and regulations.

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

The Nominating and Corporate Governance Committee was established in December 2020 and held one meeting in 2023. The Board has determined that each member of the Nominating and Corporate Governance Committee is an independent director in accordance with the rules of The Nasdaq Stock Market and applicable federal securities laws and regulations.

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

The following table sets forth information concerning the total compensation paid or accrued by Synaptogenix during the last two fiscal years ended December 31, 2023 to (i) all individuals that served as our principal executive officer or acted in a similar capacity for us at any time during the fiscal year ended December 31, 2023; (ii) the two most highly compensated executive officers other than the principal executive officer who were serving as executive officers at December 31, 2023; and (iii) up to two additional individuals for whom disclosure would have been required pursuant to clause (ii) above but for the fact that the individual was not serving as an executive officer at December 31, 2023 (collectively, the “named executive officers”).

The Compensation Committee of the Board is responsible for determining executive compensation (1).

							Non-
							Qualified
	Fiscal Year					Non-Equity	Deferred	All Other
	Ended			Stock	Options	Incentive Plan	Compensation	Compensation
Name & Principal Position	December 31	Salary ($)	Bonus ($)(1)	Awards ($)	Awards ($)(3)	Compensation	Earnings	(3)(4)	Total ($)
Dr. Alan J. Tuchman Chief Executive Officer	2023	222,000	75,000	—	—	—	—	6,347	303,347
	2022	222,000	150,000	—	374,847	—	—	2,795	749,642
Robert Weinstein CFO, Secretary and Executive Vice President	2023	339,548	150,000	—	—	—	—	79,370	568,918
	2022	318,830	150,000	—	362,461	—	—	52,053	883,344
Daniel L. Alkon MD President and CSO	2022	300,000	75,000	—	—	—	—	—	375,000
	2022	300,000	150,000	—	362,461	—	—	—	812,461

(1)	$150,000 paid in 2024 for 2023 for Mr. Weinstein and $75,000 paid in 2024 for 2023 for each of Drs. Tuchman and Alkon. $150,000 paid in March 2023 for 2022 for each of Mr. Weinstein and Drs. Tuchman and Alkon.
(2)	Mr. Weinstein and Dr. Tuchman’s 2022 and 2023 amounts reflect healthcare payments and insurance premiums paid on their behalf.
(3)	These amounts represent the aggregate grant date fair value of options granted to each named executive officer in 2023 computed in accordance with FASB ASC Topic 718.

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

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table

Alan J. Tuchman, MD.   Synaptogenix is party to an offer letter as of December 7, 2020 with Alan J. Tuchman, MD (as amended, the “Tuchman Agreement”), pursuant to which Dr. Tuchman serves as Synaptogenix’s Chief Executive Officer. Under the terms of the Tuchman Agreement, Dr. Tuchman receives an initial annual base salary of $222,000, with an annual discretionary bonus of up to 50% of his base salary then in effect. Dr. Tuchman also received an initial equity grant of options to purchase a number of shares of Common Stock equal to at least 1% of the Company’s outstanding shares of Common Stock immediately following the Spin-Off. As of December 7, 2021, such options are fully vested. The original term of Dr. Tuchman’s employment pursuant to the Tuchman Agreement was one year, and it has been subsequently extended through amendment. As of June 7, 2023, the term of Dr. Tuchman’s employment was extended through June 7, 2024, at which point the term shall be extended automatically for one month periods unless either party gives timely written notice within seven (7) days prior to the end of the applicable term. Pursuant to the Tuchman Agreement, if Dr. Tuchman is terminated without Cause, Dr. Tuchman shall be entitled to severance equal to six months of Dr. Tuchman’s annual base salary.

Robert Weinstein.   Upon the Spin-Off, Synaptogenix assumed Robert Weinstein’s employment agreement with Neurotrope, dated as of October 1, 2013 (the “Weinstein Agreement”), pursuant to which Mr. Weinstein serves as the Synaptogenix’s Chief Financial Officer and Executive Vice President. Neurotrope agreed to pay Mr. Weinstein a discretionary annual bonus of up to 50% of his annual base salary for all years beginning January 1, 2015, to be earned and payable based upon attainment of annual performance goals as determined by the Neurotrope board of directors or a committee thereof. Mr. Weinstein was not paid a bonus in 2017 or in 2018. Mr. Weinstein’s annual bonus opportunity may be periodically reviewed and increased at the discretion of the Board or a committee thereof. Mr. Weinstein is also eligible to participate in all Synaptogenix benefits generally available to the Synaptogenix’s officers in accordance with the terms of those benefit plans and all retirement, life, disability, medical and dental plan benefits generally available to the Synaptogenix’s officers in accordance with the terms of those plans.

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

Potential Payments upon Termination or Change-In-Control

Employment Agreements

Pursuant to the Tuchman Agreement, if Dr. Tuchman is terminated without Cause, Dr. Tuchman shall be entitled to severance equal to six months of Dr. Tuchman’s annual base salary.

Pursuant to the Weinstein Agreement, if Mr. Weinstein’s employment is terminated by the Company for a reason other than cause or by him for good reason, and subject to his compliance with other terms of the Weinstein Agreement and certain other conditions, then Neurotrope will pay him a severance amount equal to his annual base salary, payable in a single lump sum. In addition, if he elects health care continuation coverage under COBRA, the Company will pay for such health insurance coverage for a period of 18 months following the termination of his employment, as the same rate as it pays for health insurance coverage for its active employees (with Mr. Weinstein required to pay for any employee-paid portion of such coverage). If Mr. Weinstein’s employment is terminated by non-renewal or due to his death or disability, he will be entitled to any unpaid prorated annual bonus for the year in which his employment terminates.

Equity Plans

Options granted under our 2020 Plan (as defined below) are subject to modification in the event of termination as follows (in each case subject to any modifications made by the plan administrator):

●	In case of termination due to death, a participant’s vested options may be exercised by their survivors within one year following death.
●	In case of termination due to disability, a participant may exercise their vested options within one year of termination.
●	In case of termination for Cause (as defined in the 2020 Plan), all of a participant’s vested options will be immediately forfeited.
●	In case of termination not due to death, disability or Cause, the participant may exercise all vested options for the duration of the term set by the related option agreements (provided that no option intended to be an incentive stock option (ISO) may be exercised later than three months of termination). Further, if the participant becomes disabled or dies within three months of termination, such participant’s survivors may exercise the options within one year of termination (but in no event after the expiration date set by the related option agreements).

Stock awards granted under our 2020 Plan are subject to modification in the event of termination as follows (in each case subject to any modifications made by the plan administrator):

●	In case of termination due to death, a participant’s vested stock awards may be exercised by their survivors subject to their terms.
●	In case of termination due to disability, a participant may exercise their vested stock awards subject to their terms.
●	In case of termination for Cause (as defined in the 2020 Plan), all of a participant’s vested stock awards that remain subject to forfeiture or repurchase provisions will be immediately forfeited.
●	In case of termination not due to death, disability or Cause, the Company shall have the right to cancel or repurchase shares subject to stock awards held by the participant that remain subject to forfeiture or repurchase provisions.

Pursuant to the 2020 Plan, in the event of a Change of Control that is also a Corporate Transaction (as each term is defined in the 2020 Plan), all outstanding options on such date shall become automatically fully vested. Additionally, the Board has the right to determine any adjustments to outstanding awards following a Change of Control.

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

Outstanding Equity Awards at 2023 Fiscal Year-End

The following table shows grants of stock options and grants of unvested stock awards outstanding on the last day of the fiscal year ended December 31, 2023, including both awards subject to performance conditions and non-performance-based awards, to each of the executive officers named in the Summary Compensation Table.

	Option Awards

				Equity
				Incentive
				Plan
				Awards:
	Number Of	Number of		Number of
	Securities	Securities		Securities
	Underlying	Underlying		Underlying
	Unexercised	Unexercised		Unexercised	Option	Option
	Options (#)	Options (#)		Unearned	Exercise	Expiration
Name	Exercisable	Unexercisable		Options (#)	Price ($)	Date
T (a)	(b)	(c)		(d)	(e)	(f)

Dr. Alan J.
Tuchman
Chief	12,575	—		—	$9.84	01/13/2031
Executive	6,150	—	(1)	—	$7.29	02/16/2032
Officer	68,850	—	(2)	—	$6.07	11/15/2032
Robert
Weinstein
CFO,
Secretary
and
Executive
Vice	11,125	—		—	$9.84	1/13/2031
President	75,000	—	(2)	—	$6.07	11/15/2032
Daniel L.
Alkon MD
President	31,250	—		—	$9.84	01/13/2031
and CSO	75,000	—	(2)	—	$6.07	11/15/2032

(1)	The options vested in full on January 13, 2023.
(2)	The options vested in full on May 15, 2023.

Director Compensation

Synaptogenix reimburses its directors for all reasonable out-of-pocket expenses incurred in connection with their attendance at meetings of the Board. On March 29, 2023, Synaptogenix adopted a new nonemployee director compensation policy (the “Director Compensation Policy”). The Director Compensation Policy provides for the annual automatic grant of nonqualified stock options to purchase up to 20,000 shares of Synaptogenix’s Common Stock to each of Synaptogenix’s non-employee directors. Such grants shall occur annually on the fifth business day after the filing of Synaptogenix’s Annual Report on Form 10-K and shall vest on the one-year anniversary from the date of grant subject to the director’s continued service on the Board on the vesting date. The Director Compensation Policy also provides for the automatic grant of nonqualified stock options to purchase up to 20,000 shares of Synaptogenix’s Common Stock to each newly appointed director following the date of his or her appointment. Such options shall vest as follows: fifty percent (50%) on the date of the grant, twenty-five percent (25%) on the one year anniversary from the date of the grant, and twenty-five percent (25%) on the second year anniversary from the date of the grant, subject to the director’s continued service on the Board on the applicable vesting dates. Each nonemployee director will also receive an annual retainer, in the amount of $120,000 for Synaptogenix’s Chairman of the Board, $100,000 for the Vice Chairman of the Board and $60,000 for each other nonemployee board member.

The following table provides information concerning the compensation of Synaptogenix’s directors for the year ended December 31, 2023.

				Non-equity
	Fees			incentive	Non-qualified
	earned			plan	deferred	All other
	or paid	Stock	Option	compensation	compensation	Compensation
Name (a)	in cash ($)(b)	awards ($)(c)(6)	awards ($)(d)(1)	($)(e)	earnings ($)(f)	($)(g)	Total ($)(h)
Joshua Silverman (2)	240,000	—	14,941	—	—	—	254,941
William S. Singer	100,000	—	14,941	—	—	—	114,941
Alan J. Tuchman (3)	—	—	—	—	—	—	—
Daniel Alkon (4)	—	—	—	—	—	—	—
Bruce T. Bernstein	60,000	—	14,941	—	—	—	74,941
Jonathan L. Schechter	60,000	—	14,941	—	—	—	74,941

(1) These amounts represent the aggregate grant date fair value of options granted to each director in 2023 computed in accordance with FASB ASC Topic 718.

(2) Fees represent payments for consulting services provided by Mr. Silverman and Chairman of the Board fees.

(3) Dr. Tuchman’s compensation for 2023 is included in Officer’s Compensation table.

(4) Dr. Alkon’s compensation for 2023 is included in Officer’s Compensation table.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Security Ownership of Certain Beneficial Owners

The following table sets forth information with respect to the beneficial ownership of our Common Stock as of March 25, 2024, by (i) each stockholder known by us to be the beneficial owner of more than 5% of our Common Stock (our only class of voting securities), (ii) each of our directors and executive officers, and (iii) all of our directors and executive officers as a group. To the best of our knowledge, except as otherwise indicated, each of the persons named in the table has sole voting and investment power with respect to the shares of our Common Stock beneficially owned by such person, except to the extent such power may be shared with a spouse. To our knowledge, none of the shares listed below are held under a voting trust or similar agreement, except as noted.

	Common	Percent of
	Stock	Common Stock
	Beneficially	Beneficially
Name and Address of Beneficial Owner(1)	Owned	Owned(2)
More than 5% stockholders:
N/A

Directors and Named Executive Officers:
Daniel L. Alkon(3)	141,797	*	%
Bruce T. Bernstein(4)	132,578	*	%
Jonathan Schechter(5)	127,075	*	%
Joshua N. Silverman(6)	165,988	*	%
William S. Singer(7)	138,250	*	%
Alan J. Tuchman(8)	120,575	*	%
Robert Weinstein(9)	119,323	*	%
All current directors and executive officers as a group (7 persons)	945,586	3.40%

*Represents beneficial ownership of less than 1% of the outstanding shares.

(1)	Unless otherwise indicated, the business address for each stockholder listed is c/o Synaptogenix, Inc., 1185 Avenue of the Americas, 3rd Floor, New York, NY 10036.
(2)	Applicable percentage ownership is based on 27,133,349 shares of our Common Stock outstanding, together with securities exercisable or convertible into shares of our Common Stock within 60 days of March 11, 2024 for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. The shares issuable pursuant to the exercise or conversion of such securities are deemed outstanding for the purpose of computing the percentage of ownership of the security holder, but are not treated as outstanding for the purpose of computing the percentage of ownership of any other person.
(3)	Consists of 35,547 shares of Common Stock and options to purchase 106,250 shares of Common Stock that are exercisable within 60 days of March 11, 2024.
(4)	Consists of 27,578 shares of Common Stock and options to purchase 105,000 shares of Common Stock that are exercisable within 60 days of March 11, 2024.
(5)	Consists of 27,750 shares of Common Stock and options to purchase 99,825 shares of Common Stock that are exercisable within 60 days of March 11, 2024.
(6)	Consists of 38,238 shares of Common Stock and options to purchase 127,750 shares of Common Stock that are exercisable within 60 days of March 11, 2024.
(7)	Consists of 33,000 shares of Common Stock and options to purchase 105,250 shares of Common Stock that are exercisable within 60 days of March 11, 2024.

(8)	Consists of 33,000 shares of Common Stock and options to purchase 53,150 shares of Common Stock that are exercisable within 60 days of March 11, 2024.
(9)	Consists of 33,198 shares of Common Stock, warrants to purchase 66 shares of Common Stock that are exercisable within 60 days of March 11, 2024 and options to purchase 86,125 shares of Common Stock that are exercisable within 60 days of March 10, 2024.

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

In November 2022, we issued 6,750 shares of our Series B Preferred Stock and Warrants to purchase 870,968 shares of Common Stock to Intracoastal Capital, LLC (“Intracoastal”), a greater than 5% stockholder, for an aggregate purchase price of $6,750,000. For additional information, please see “November 2022 Private Placement.” As of December 31, 2023, we had issued Intracoastal 6,164,113 shares of Common Stock pursuant to installment conversions and paid Intracoastal $738,479 pursuant to installment redemptions in accordance with the terms of the November 2022 Purchase Agreement.

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

Item 14.Principal Accountant Fees and Services.

The Company engaged Friedman LLP (“Friedman”) as its independent auditors from August 23, 2013 to August 15, 2022. The Company engaged Morison Cogen LLP (“Morison”) from August 16, 2022 to present. The following table presents fees for professional audit services rendered by Friedman for the review of the Company’s interim financial statements for the interim quarterly periods March and June 2022 quarterly interim periods and consent-related fees and for fees for professional services rendered by Morison for the review of the Company’s interim financial statement for September 30, 2022. Fees for year ended December 31, 2022 consisted of payments to Friedman and Morison of $40,568 and $100,000, respectively.

	2023	2022
Audit fees:	$188,829	$140,568
Audit related fees:	—	—
Tax fees:	—	—
All other fees:	—	—
Total	$188,829	$140,568

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

3.5

First Amendment to Certificate Of Designations of Series B Convertible Preferred Stock of Synaptogenix, Inc. (incorporated by reference from Exhibit 3.5 to the Registrant’s Annual Report on Form 10-K filed on March 21, 2023.

3.6

Second Amendment to Certificate Of Designations of Series B Convertible Preferred Stock of Synaptogenix, Inc. (incorporated by reference from Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q filed on May 15, 2023).

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

10.5†

First Amendment to Offer Letter, dated as of August 4, 2022, by and between Alan J. Tuchman, Ph.D. and Synaptogenix, Inc. (incorporated by reference from Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 5, 2022).

10.6†

Second Amendment to Offer Letter, dated as of June 16, 2023, by and between Alan J. Tuchman, Ph.D. and Synaptogenix, Inc. (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 22, 2023).

10.7†	2020 Equity Incentive Plan of Synaptogenix, Inc. (incorporated by reference from Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 10, 2020).

10.8†	First Amendment to the Synaptogenix, Inc. 2020 Equity Incentive Plan (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 8, 2021).

10.9†

Second Amendment to the Synaptogenix, Inc. 2020 Equity Incentive Plan (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 13, 2022).

10.10†

Form of Stock Option Agreement under 2020 Equity Incentive Plan of Synaptogenix, Inc. (incorporated by reference from Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 10, 2020).

10.11†

Employment Agreement, dated as of October 1, 2013, between Neurotrope, Inc. and Robert Weinstein (assumed by Synaptogenix, Inc. on December 7, 2020) (incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on March 30, 2021).

10.12†	Nonemployee Director Compensation Policy (incorporated by reference from Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 15, 2023).

10.13†

Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on March 30, 2021).

10.14

Amended and Restated Technology License and Services Agreement among Neurotrope BioScience, Inc., Blanchette Rockefeller Neurosciences Institute and NRV II, LLC, made as of February 4, 2015 (incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on March 30, 2021).

10.15

Amendment to Amended and Restated Technology License and Services Agreement among Neurotrope BioScience, Inc., Blanchette Rockefeller Neurosciences Institute and NRV II, LLC, dated November 12, 2015 (incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on March 30, 2021).

10.16

Second Amendment to the Amended and Restated Technology License by and between Neurotrope BioScience, Inc. and Cognitive Research Enterprises, Inc., dated November 29, 2018 (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on March 30, 2021).

10.18†

Services Agreement between Neurotrope BioScience, Inc. and Worldwide Clinical Trials, Inc., dated October 9, 2015 (incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on March 30, 2021).

10.21†

Services Agreement by and between Neurotrope, Inc. and Worldwide Clinical Trials, Inc., dated as of May 4, 2018 (assumed by Synaptogenix, Inc. on December 7, 2020) (incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on March 30, 2021).

10.22

Securities Purchase Agreement, dated January 21, 2021, by and among Synaptogenix, Inc. and the Buyers signatory thereto (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on January 22, 2021).

10.23

Securities Purchase Agreement, dated June 14, 2021, by and among Synaptogenix, Inc. and the Buyers signatory thereto (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on June 16, 2021).

10.24

Securities Purchase Agreement, dated November 17, 2022, by and among Synaptogenix, Inc. and the investors named therein (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 18, 2022).

10.25

Registration Rights Agreement, dated January 21, 2021, by and among Synaptogenix, Inc. and the Buyers signatory thereto (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on January 22, 2021).

10.26

Registration Rights Agreement, dated June 14, 2021, by and among Synaptogenix, Inc. and the Buyers signatory thereto (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on June 16, 2021).

10.27

Registration Rights Agreement, dated November 17, 2022, by and among Synaptogenix, Inc. and the buyers named therein (incorporated by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 18, 2022).

10.28

Engagement Letter, dated January 20, 2021, by and between Synaptogenix, Inc. and Katalyst Securities LLC (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K, filed on January 22, 2021).

10.29

Engagement Letter, dated June 14, 2021, by and between Synaptogenix, Inc. and Katalyst Securities LLC (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K, filed on June 16, 2021).

10.30

Engagement Letter, dated November 17, 2022, by and between Synaptogenix, Inc. and Katalyst Securities LLC (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K, filed on November 18, 2022).

10.31

Placement Agency Agreement, dated January 21, 2021, by and between Synaptogenix, Inc., and GP Nurmenkari Inc. (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K, filed on January 22, 2021).

19.1	Synaptogenix, Inc. Insider Trading Policy.

21.1	Subsidiaries of the Company (incorporated by reference from Exhibit 21.1 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on February 8, 2021).

23.1*	Consent of Morison Cogen LLP.

31.1*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive Officer

31.2*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Financial and Accounting Officer

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

97.1*	Synaptogenix, Inc. Clawback Policy.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)

*	Filed herewith.
**	Schedules and exhibits omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant will furnish a copy of any omitted schedule or exhibit as a supplement to the SEC or its staff upon request.

†Management contract or compensatory plan or arrangement.

+Certain confidential portions of this Exhibit were omitted because the identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, thereunto duly authorized in the City of New York, New York, on April 1, 2024.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Alan J. Tuchman, M.D.	Chief Executive Officer and Director	April 1, 2024
Alan J. Tuchman, M.D.	(Principal Executive Officer)

/s/ Robert Weinstein	Chief Financial Officer	April 1, 2024
Robert Weinstein	(Principal Financial and Principal Accounting Officer)

/s/ Joshua N. Silverman	Director and Chairman of the Board	April 1, 2024
Joshua N. Silverman

/s/ William S. Singer	Director and Vice-Chairman of the Board	April 1, 2024
William S. Singer

/s/ Bruce T. Bernstein	Director	April 1, 2024
Bruce T. Bernstein

/s/ Jonathan L. Schechter	Director	April 1, 2024
Jonathan L. Schechter

/s/ Daniel Alkon, M.D.	Director	April 1, 2024
Daniel Alkon, M.D.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Synaptogenix, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Synaptogenix, Inc. (the Company) as of December 31, 2023 and 2022 and the related statements of comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Blue Bell, Pennsylvania

April 1, 2024

SYNAPTOGENIX, INC.

BALANCE SHEETS

ASSETS
	December 31,	December 31,
	2023	2022
CURRENT ASSETS
Cash and cash equivalents	$28,661,498	$37,478,480
Prepaid Clinical trial expenses	375,085	367,714
Available for sale debt security	1,438,500	—
Prepaid expenses and other current assets	57,677	739,467

TOTAL CURRENT ASSETS	30,532,760	38,585,661

Equity method investment	562,402	—

Fixed assets, net of accumulated depreciation	18,505	22,145

TOTAL ASSETS	$31,113,667	$38,607,806

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$444,633	$660,206
Accrued expenses	435,891	536,714
Dividends payable	—	115,890
Accrued Series B Convertible Preferred payments payable	3,395,945	—

TOTAL CURRENT LIABILITIES	4,276,469	1,312,810

Warrant liability	140,000	1,510,000
Derivative liability	1,113,000	370,300

TOTAL LIABILITIES	5,529,469	3,193,110

Commitments and contingencies

Series B Convertible redeemable preferred stock, $.0001 par value and $1,000 face value, 1,000,000 shares authorized;
6,000 and 15,000 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively.
Liquidation preference of $6,000,000 plus dividends accrued at 7% per annum of $140,000 as of December 31, 2023.	1,236,940	2,721,723
STOCKHOLDERS' EQUITY
Common stock - 150,000,000 shares authorized, $0.0001 par value; 24,089,646 shares issued and outstanding as of December 31, 2023 and 7,267,032 shares issued and outstanding as of December 31, 2022.	2,411	728
Additional paid-in capital	57,954,693	52,523,762
Accumulated other comprehensive income	902	—
Accumulated deficit	(33,610,748)	(19,831,517)

TOTAL STOCKHOLDERS’ EQUITY	24,347,258	32,692,973

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$31,113,667	$38,607,806

The accompanying notes are an integral part of these financial statements.

SYNAPTOGENIX, INC.

STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended	Year Ended
	December 31,	December 31,
	2023	2022
OPERATING EXPENSES:
Research and development	$1,974,924	$6,324,928
General and administrative	6,338,930	9,810,068
TOTAL OPERATING EXPENSES	8,313,854	16,134,996

OTHER INCOME:
Interest income	1,648,950	335,039
Change in fair value of warrant liability	1,370,000	8,405,000
Change in fair value of derivative liability	(743,600)	1,821,000
TOTAL OTHER INCOME	2,275,350	10,561,039

Net loss before income taxes	(6,038,504)	(5,573,957)

Provision for income taxes	—	—

Net loss	(6,038,504)	(5,573,957)

Preferred Stock dividends	2,047,774	115,890
Deemed dividend-preferred stock extinguishment	5,693,000	—

Net Loss attributable to common stockholders	$(13,779,278)	$(5,689,847)

Change in fair value of available for sale debt security	902	—

Net comprehensive loss	$(13,778,376)	$(5,689,847)

PER SHARE DATA:

Basic and diluted loss per common share	$(1.18)	$(0.81)

Basic and diluted weighted average common shares outstanding	11,651,900	6,989,200

The accompanying notes are an integral part of these financial statements.

SYNAPTOGENIX, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Year Ended December 31, 2022
					Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated	Accumulated Other
	Shares	Amount	Shares	Amount	Capital	Deficit	Comprehensive Income	Total

Balance January 1, 2022	—	$—	6,730,180	$674	$47,670,744	$(14,141,670)	$—	$33,529,748

Stock based compensation	—	—	—	—	3,743,963	—	—	3,743,963

Issuance of warrants for consulting fees	—	—	—	—	196,603	—	—	196,603

Exercise of restricted stock units	—	—	411,000	41	(41)	—	—	—

Issuance of common stock for consulting fees	—	—	60,852	6	359,350	—	—	359,356

Issuance of Series B Preferred Stick, net of discount and issuance costs of $12,278,277	15,000	2,721,723	—	—	—	—	—	—

Preferred dividends	—	—	—	—	—	(115,890)	—	(115,890)

Exercise of common stock warrants	—	—	65,000	7	553,143	—	—	553,150

Net loss	—	—	—	—	—	(5,573,957)	—	(5,573,957)

Balance December 31, 2022	$15,000	$2,721,723	7,267,032	$728	$52,523,762	$(19,831,517)	$—	$32,692,973

	Year Ended December 31, 2023
					Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated	Accumulated Other
	Shares	Amount	Shares	Amount	Capital	Deficit	Comprehensive Income	Total

Balance January 1, 2023	15,000	$2,721,723	7,267,032	$728	$52,523,762	$(19,831,517)	$—	$32,692,973

Stock based compensation	—	—	—	—	1,009,325	—	—	1,009,325

Issuance of common stock for consulting fees	—	—	127,400	13	117,987	—	—	118,000

Preferred stock dividends	—	1,022,149	—	—	—	(1,022,149)	—	(1,022,149)

Reclassification of accrued dividends upon probable redemption of preferred stock	—	165,375	—	—	—	—	—	—

Deemed dividends on preferred stock	—	140,374	2,047,526	205	815,166	(1,025,578)	—	(210,207)

Deemed dividend - preferred stock extinguishment	—	—	—	—	5,693,000	(5,693,000)	—	—

Preferred stock redemptions and conversions	(6,000)	(6,783,704)	14,647,688	1,465	5,162,421	—	—	5,163,886

Accrual of preferred stock and dividend redemption	(3,000)	(3,395,945)	—	—	—	—	—	—

Preferred stock accretion	—	7,366,968	—	—	(7,366,968)	—	—	(7,366,968)

Change in fair value of convertible note receivable - investment in debt security	—	—	—	—	—	—	902	902

Net loss	—	—	—	—	—	(6,038,504)	—	(6,038,504)

Balance December 31, 2023	6,000	$1,236,940	24,089,646	$2,411	$57,954,693	$(33,610,748)	$902	$24,347,258

The accompanying notes are an integral part of these financial statements.

SYNAPTOGENIX, INC.

STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	December 31, 2023	December 31, 2022
CASH FLOW USED IN OPERATING ACTIVITIES
Net loss	$(6,038,504)	$(5,573,957)
Adjustments to reconcile net loss to net cash used by operating activities
Stock based compensation	1,009,325	3,743,963
Warrant issuance costs	—	898,023
Change in fair value of warrant liability	(1,370,000)	(8,405,000)
Change in fair value of derivative liability	743,600	(1,821,000)
Consulting services paid by issuance of common stock	118,000	359,356
Consulting services paid by issuance of common stock warrants	—	196,603
Depreciation expense	6,347	5,714
Change in assets and liabilities:
Decrease in prepaid expenses	674,419	183,045
Decrease in accounts payable	(215,573)	(636,300)
Decrease in accrued expenses	(100,823)	(161,692)
Total adjustments	865,295	(5,637,288)

Net Cash Used in Operating Activities	(5,173,209)	(11,211,245)

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchase of equity method investment	(562,402)	—
Purchase of available for sale debt security	(1,437,598)	—
Purchase of fixed assets	(2,707)	(7,414)

Net Cash Used in Investing Activities	(2,002,707)	(7,414)

CASH FLOWS FROM FINANCING ACTIVITIES
Private placement of preferred stock, net of transaction costs	—	13,930,000
Proceeds from exercise of investor warrants	—	553,150
Redemption of Series B Convertible Preferred Stock	(1,000,000)	—
Dividends on Series B Convertible Preferred Stock	(641,066)	—

Net Cash Provided by (Used in) Financing Activities	(1,641,066)	14,483,150

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(8,816,982)	3,264,491

CASH AND EQUIVALENTS AT BEGINNING OF YEAR	37,478,480	34,213,989

CASH AND EQUIVALENTS AT END OF YEAR	$28,661,498	$37,478,480

DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of Common Stock for Series B Convertible Preferred Stock installment conversions	$5,979,257	$—
Accretion of Series B Convertible Preferred Stock to redemption value	$7,366,968	$—
Deemed dividend for Series B Convertible Preferred Stock modification	$5,693,000	$—
Accrual of Series B Convertible Preferred Stock and Dividend Redemption	$3,395,945	$115,890
Change in fair value of available for sale debt security	$902	$—
Initial fair value of warrant liability pursuant to private placement of Preferred Stock and Warrants	$—	$9,915,000
Initial fair value of derivative liability pursuant to private placement of Preferred Stock and Warrants	$—	$2,191,300

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

On April 24, 2023, the Company received a written notice from the Listing Qualifications Department of the Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that for the preceding 30 consecutive business days, the Company’s common stock did not maintain a minimum closing bid price of $1.00 per share as required by Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company received an initial grace period of 180 calendar days, or until October 23, 2023 (the “Initial Compliance Period”), to regain compliance with the Minimum Bid Price Requirement. Compliance could be achieved automatically and without further action if the closing bid price of the Company’s stock remained at or above $1.00 for a minimum of 10 consecutive business days at any time during the Initial Compliance Period. On October 24, 2023, the Company received a second written notice from Nasdaq, notifying the Company that it had not regained compliance with the Minimum Bid Price Requirement during the Initial Compliance Period and granting the Company an additional grace period of 180 calendar days, or until April 22, 2024 (the “Second Compliance Period”), to regain compliance. Compliance can be achieved automatically and without further action if the closing bid price of the Company’s stock remains at or above $1.00 for a minimum of 10 consecutive business days at any time during the Second Compliance Period, in which case Nasdaq will notify the Company of its compliance and the matter will be closed. If, however, the Company does not achieve compliance with the Minimum Bid Price Requirement during the Second Compliance Period, Nasdaq will notify the Company that its common stock will be delisted subject to an opportunity for the Company to appeal. As of the date of this Annual Report, the Company had not yet regained compliance.

Liquidity Uncertainties

As of December 31, 2023, the Company had approximately $28.7 million in cash and cash equivalents as compared to $37.5 million at December 31, 2022. The Company expects that its current cash and cash equivalents, approximately $26.3 million as of the date of this Annual Report, will be sufficient to support its projected operating requirements and financial commitments for at least the next 12 months from this date. The operating requirements include the current development plans for Bryostatin-1, our novel drug candidate targeting the activation of Protein Kinase C Epsilon and other development projects. The financial commitments include the potential redemption of the Series B Convertible Preferred Stock for cash.

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

Other Risks and Uncertainties

The Company operates in an industry that is subject to rapid technological change, intense competition, and significant government regulation. The Company’s operations are subject to significant risk and uncertainties including financial, operational, technological, regulatory, and other risk. Such factors include, but are not necessarily limited to, the results of clinical testing and trial activities, the ability to obtain regulatory approval, the limited supply of raw materials, the ability to obtain favorable licensing, manufacturing, or other agreements, including risk associated with our CRE licensing agreement, and the ability to raise capital to achieve strategic objectives.

CRE has entered into a material transfer agreement with the National Cancer Institute of the National Institutes of Health (“NCI”), pursuant to which the NCI has agreed to supply bryostatin required for the Company’s pre-clinical research and clinical trials. This agreement does not provide for a sufficient amount of bryostatin to support the completion of all the clinical trials that the Company is required to conduct in order to seek U.S. Food and Drug Administration (“FDA”) approval. Therefore, CRE or the Company would have to enter into one or more subsequent agreements with the NCI for the supply of additional amounts of bryostatin. If CRE or the Company were unable to secure such additional agreements, or if the NCI otherwise discontinues the supply, the Company will have to either secure another source of bryostatin or discontinue its efforts to develop and commercialize Bryostatin-1 for the treatment of AD. In June 2020, the Company entered into a supply agreement (the “Supply Agreement”) with BryoLogyx Inc. (“BryoLogyx”), pursuant to which BryoLogyx agreed to be the Company’s exclusive supplier of synthetic bryostatin. Pursuant to the terms of the Supply Agreement, the Company received its initial order of one gram of synthetic bryostatin. See Note 3.

Note 2 – Summary of Significant Accounting Policies:

Basis of Presentation:

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

The Company is an emerging growth company as the term is used in The Jumpstart Our Business Startups Act, enacted on April 5, 2012 and has elected to comply with certain reduced public company reporting requirements, however, the Company may adopt accounting standards based on the effective dates for public entities.

Use of Estimates:

The preparation of financial statements in conformity with US GAAP requires management to make significant estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of expenses during the reporting period. Management evaluates its estimates on an ongoing basis using historical experience and other factors, including the general economic environment and actions it may take in the future. The Company adjusts such estimates when facts and circumstances dictate. However, these estimates may involve significant uncertainties and judgments and cannot be determined with precision. In addition, these estimates are based on management’s best judgment at a point in time and as such these estimates may ultimately differ from actual results.

Comprehensive Income (Loss):

The Company follows Financial Accounting Standards Board (“FASB”) Accounting Standareds Codification (“ASC 220”) in reporting comprehensive income (loss). Comprehensive income (loss) is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income (loss). Since the Company has items of other comprehensive income (loss), comprehensive income has been reflected in the Company’s financial statements.

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

As all potentially dilutive securities are anti-dilutive as of December 31, 2023 and 2022, diluted net loss per share is the same as basic net loss per share for the years ended December 31, 2023 and 2022.

The dilutive securities that have been excluded from the calculation of diluted net loss per share for the years ended December 31, 2023 and 2022 respectively, because to do so would be anti-dilutive (in common equivalent shares), are as follows:

	December 31, 2023	December 31, 2022
Common stock warrants	7,179,919	7,179,919
Common stock options	722,562	661,850
Convertible Preferred Stock	1,212,380	1,946,796
Total	9,114,861	8,372,426

Cash and Cash Equivalents and Concentration of Credit Risk:

The Company considers all highly liquid cash investments with an original maturity of three months or less when purchased to be cash equivalents. At December 31, 2023, the Company’s cash balances that exceed the current insured amounts under the Federal Deposit Insurance Corporation (“FDIC”) were approximately $2.1 million. In addition, approximately $26.6 million included in cash and cash equivalents were invested in a money market fund, which is not insured under the FDIC.

Investment in Debt Securities

The Company’s convertible note receivable was determined to be an available-for-sale debt security under Accounting Standards Codification (“ASC”) 320, Investments, which was initially recorded at fair value with unrealized holding gains and losses reported in other comprehensive income at each reporting period. The Company estimates the fair value of the convertible note receivable using the income approach, which uses as inputs the fair value of debtor’s common stock and estimates for the equity volatility and volume volatility of debtor’s common stock, the time to expiration of the convertible note, the discount rate, the stated interest rate compared to the current market rate, the risk-free interest rate for a period that approximates the time to expiration, and probability of default. Therefore, the estimate of expected future volatility is based on the actual volatility of debtor’s common stock and historical volatility of debtor’s common stock utilizing a lookback period consistent with the time to expiration. The time to expiration is based on the contractual maturity date. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of measurement for time periods approximately equal to the time to expiration. Probability of default is estimated using the S&P Global default rate for companies with a similar credit rating to debtor’s.

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

Assumptions used in the valuation of the Level 3 assets include time to expiration, discount rate, risk-free rate, volatility and probability of default.

Fixed Assets and Leases:

The Company has two leases, both of which have a term of one year during the respective reporting periods. The Company has deemed the leases immaterial and has not recorded it as an obligation on the balance sheet nor a right-of-use asset. The total future expense relating to these leases is approximately $64,000 per year.

Fixed assets are stated at cost less accumulated depreciation. Depreciation is computed on a straight line basis over the estimated useful life of the asset, which is deemed to be between three and ten years.

Research and Development Costs:

All research and development costs, including costs to maintain or expand the Company’s patent portfolio licensed from CRE are expensed when incurred. Non-refundable advance payments for research and development are capitalized because the right to receive those services represents an economic benefit. Such capitalized advances will be expensed when the services occur, and the economic benefit is realized. There were no capitalized research and development services, other than non-refundable advance payments as mentioned below, for Worldwide Clinical Trials, Inc. (“WCT”) and The Cleveland Clinic Foundation (“Cleveland Clinic”), at December 31, 2023 and December 31, 2022.

Income Taxes:

The Company accounts for income taxes using the asset and liability approach which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts reportable for income tax purposes under the “Separate return method.” Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

The Company had federal operating loss carryforwards for income tax purposes of approximately $94.8 million for the period from October 31, 2012 (inception) through December 31, 2023. The net operating loss carryforwards resulted in Federal and state deferred tax assets of approximately $26.6 million at December 31, 2023. Income tax effects of share-based payments are recognized in the financial statements for those awards that will normally result in tax deductions under existing tax law. However, the deferred tax asset is offset by a full valuation allowance.

The Company may be subject to significant U.S. federal income tax-related liabilities with respect to the Spin-Off if there is a determination that the Spin-Off is taxable for U.S. federal income tax purposes. In connection with the Spin-Off, the Company believes that, among other things, the Spin-Off should qualify as a tax-free transaction for U.S. federal income tax purposes under Section 355 and Section 368(a)(1)(D) of the Internal Revenue Code of 1986 (the “Code”). If the conclusions of the tax opinions are not correct, or if the Spin-Off is otherwise ultimately determined to be a taxable transaction, the Company would be liable for U.S. federal income tax related liabilities. Pursuant to the Separation and Distribution Agreement and the Tax Matters Agreement, Neurotrope agreed to indemnify Synaptogenix for certain liabilities, and Synaptogenix agreed to indemnify Neurotrope for certain liabilities, in each case for uncapped amounts. Indemnities that Synaptogenix may be required to provide Neurotrope are not subject to any cap, may be significant and could negatively impact Synaptogenix’s business, particularly with respect to indemnities provided in the Tax Matters Agreement. Third parties could also seek to hold Synaptogenix responsible for any of the liabilities that Neurotrope has agreed to retain. Further, the indemnity from Neurotrope may not be sufficient to protect Synaptogenix against the full amount of such liabilities, and Neurotrope may not be able to fully satisfy its indemnification obligations. Moreover, even if Synaptogenix ultimately succeeds in recovering from Neurotrope any amounts for which Synaptogenix is held liable, Synaptogenix may be temporarily required to bear these losses. At December 31, 2023 and as of the date of financial statement issuance date, the Company does not have any indemnification liabilities.

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

A reconciliation of the Company’s statutory income tax rate to the Company’s effective income tax rate is as follows:

	For the year ended December 31,
	2023	2022
Loss from continuing operations before taxes on income	$(6,038,504)	$(5,573,957)
Tax rate	21%	21%
Computed “expected” tax benefit	(1,268,086)	(1,170,531)
State taxes, net of federal income tax benefit	(341,003)	(717,819)
Change in fair value of warrant and derivative liabilities	(126,475)	(1,765,050)
Change in valuation allowance	3,892,572	4,447,310
Other adjustments	6,115	—
Return to provision	(2,163,122)	(793,910)
Income tax expense (benefit) attributable to continuing operations	$—	$—

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2022 and 2023 are as follows:

	For the year ended December 31,
	2023	2022
Net operating loss carryforward	26,635,550	23,492,415
Stock-based compensation	1,978,436	1,838,861
Derivative liability	—	(475,918)
Depreciation	16	—
Capitalized research costs	1,621,646	1,487,718
Net deferred income tax assets	30,235,648	26,343,076
Less:
Valuation Allowance	(30,235,648)	(26,343,076)
Net deferred income tax assets	—	—

A provision enacted in the Tax Cuts and Jobs Act of 2017 (“TCJA”) related to the capitalization for tax purposes of research and experimental expenditures became effective January 1, 2022. This provision requires the Company to capitalize research and experimental expenditures and amortize them on the U.S. tax return over five or fifteen years, depending upon where the research is conducted. This provision is not expected to have a material impact on the Company’s calendar year 2023 effective tax rate on a net basis or the Company’s cash paid for taxes due to the Company’s net operating loss position.

Expense Reimbursement for Grant Award:

The Company reduces its research and development expenses by funding received or receivable from an NIH grant during the period that the expenses are incurred. The Company recognized grant related expense reductions during the years ended December 31, 2023 and 2022 of $0 for both periods. See Note 5, “Clinical Trial Services Agreements.”

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

In June 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-13, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments, as modified by FASB ASU No. 2019-10 and other subsequently issued related ASUs. The amendments in this Update affect loans, debt securities, trade receivables, and any other financial assets that have the contractual right to receive cash. The ASU requires an entity to recognize expected credit losses rather than incurred losses for financial assets. The amendments in this Update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company adopted this new guidance effective January 1, 2023 utilizing the modified retrospective transition method. The adoption of this standard did not have a material impact on the Company’s financial statements, but did change how the allowance for credit losses is determined.

Note 3– Collaborative Agreements and Commitments:

Stanford License Agreements

On May 12, 2014, the Company entered into a license agreement (the “Stanford Agreement”) with The Board of Trustees of The Leland Stanford Junior University (“Stanford”), pursuant to which Stanford has granted to the Company a revenue-bearing, world-wide right and exclusive license, with the right to grant sublicenses (on certain conditions), under certain patent rights and related technology for the use of bryostatin structural derivatives, known as “bryologs,” for use in the treatment of central nervous system disorders, lysosomal storage diseases, stroke, cardio protection and traumatic brain injury, for the life of the licensed patents. The Company is required to use commercially reasonable efforts to develop, manufacture and sell products (“Licensed Products”) in the Licensed Field of Use (as defined in the Stanford Agreement) during the term of the licensing agreement which expires upon the termination of the last valid claim of any licensed patent under this agreement. In addition, the Company must meet specific product development milestones, and upon meeting such milestones, make specific milestone payments to Stanford. The Company must also pay Stanford royalties of 3% of net sales, if any, of Licensed Products (as defined in the Stanford Agreement) and milestone payments of up to $3.7 million dependent upon stage of product development. As of December 31, 2023, no royalties nor milestone payments have been required.

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

The Company is required to pay Mt. Sinai milestone payments of $2 million upon approval of a new drug approval (“NDA”) in the United States and an additional $1.5 million for an NDA approval in the European Union or Japan. In addition, the Company is required to pay Mt. Sinai royalties on net sales of licensed product of 2.0% for up to $250 million of net sales and 3.0% of net sales over $250 million. Since inception, the Company has paid Mt. Sinai approximately $200,000 consisting of licensing fees of $125,000 plus development costs and patent fees of approximately $75,000. As of December 31, 2023, no royalties nor milestone payments have been required.

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

In connection with the Supply Agreement, on June 9, 2020, the Company entered into a transfer agreement (the “Transfer Agreement”) with BryoLogyx. Pursuant to the terms of the Transfer Agreement, the Company agreed to assign and transfer to BryoLogyx all of the Company’s right, title and interest in and to that certain Cooperative Research and Development Agreement, dated as of January 29, 2019 (the “CRADA”), by and between the Company and the U.S. Department of Health and Human Services, as represented by the NCI, under which Bryostatin-1’s ability to modulate CD22 in patients with relapsed/refractory CD22+ disease has been evaluated to date. Pursuant to guidance provided by NCI, the Company CRADA has been cancelled and BryoLogyx has initiated a request for a new CRADA in its name. BryoLogyx will be filing its own investigational new drug application (“IND”) for CD22 with the FDA. As consideration for the transfer of rights to the CRADA, BryoLogyx has agreed to pay to the Company 2% of the gross revenue received in connection with the sale of bryostatin products, up to an aggregate payment amount of $1 million. No such revenues have been earned as of December 31, 2023.

Nemours Agreement

On September 5, 2018, we announced a collaboration with Nemours A.I. DuPont Hospital (“Nemours”), a premier U.S. children’s hospital, to initiate a clinical trial in children with Fragile X, a genetic disorder. In addition to the primary objective of safety and tolerability, measurements will be made of working memory, language, and other functional aspects such as anxiety, repetitive behavior, executive functioning, and social behavior. On August 5, 2021, the Company announced its memorandum of understanding with Nemours to initiate a clinical trial using Bryostatin-1, under Orphan Drug Status, to treat Fragile X. The Company intends to provide the Bryostatin-1 and obtain the IND and Nemours intends to provide the clinical site and attendant support for the trial. The Company and Nemours, jointly, will develop the trial protocol. The Company estimates its total trial and IND cost to be approximately $2 million. As of the end of the period covered by this Annual Report on Form 10-K, the Company has incurred cumulative expenses associated with this agreement of approximately $100,000.

The Company has filed for an IND with the FDA. The FDA has placed the development of the IND on clinical hold pending completion of further analytics relating to drug pharmacokinetics and pharmacodynamics. The Company is currently evaluating its plans to advance Fragile X development.

Cleveland Clinic

On February 23, 2022, the Company announced its collaboration with the Cleveland Clinic to pursue possible treatments for Multiple Sclerosis (“MS”), and on July 19, 2023, the Company announced that it had entered into an agreement with the Cleveland Clinic to conduct a Phase 1 trial of Bryostatin-1 in MS. The Cleveland Clinic will manage the clinical trial’s implementation, including the IND submission to the FDA which was filed during the fourth quarter of 2023 and future patient enrollment once the IND submission is approved. The total estimated costs associated with this collaboration are approximately $2.0 million. As of December 31, 2023, the Company has paid the Cleveland Clinic approximately $375,000, which is reflected as prepaid clinical trial expenses on the balance sheet.

Strategic Investment in Debt and Equity Securities of Cannasoul

On October 31, 2023, the Company entered into a share purchase agreement (the “Purchase Agreement”) with Cannasoul Analytics Ltd. (“Cannasoul”), pursuant to which the Company agreed to purchase from Cannasoul (i) 12,737 shares of Cannasoul’s Series A preferred shares (the “Preferred Shares”), representing 5% of Cannasoul’s issued and outstanding share capital, at a price of $44.1550 per Preferred Share for $562,402 and (ii) a convertible preferred note in an aggregate amount of up to $1,437,598 (the “Initial Convertible Note”) convertible into 32,648 Preferred Shares. The Preferred Shares are convertible (i) any time after the date of issuance at the Company’s option and (ii) automatically upon the earlier of a payment default, the consummation of Cannasoul’s IPO, or the majority consent of the majority holders of the Preferred Shares.

Additionally, the Company agreed to purchase up to four additional convertible preferred notes in a total amount of up to approximately $2,000,000 (or approximately $500,000 per convertible preferred note), subject to Cannasoul achieving certain revenue and expense goals (the “Milestones”) over the next four quarters (the “Milestone Convertible Notes”) as set forth in the Purchase Agreement. The Company’s purchase of the Preferred Shares, the Initial Convertible Notes and the Milestone Convertible Notes is herein referred to as the “Investment.” If Cannasoul fails to achieve a Milestone, the Company will not be obligated to purchase the applicable Milestone Convertible Note. If Cannasoul achieves a Milestone and the Company fails to purchase the applicable Milestone Convertible Note, Cannasoul will have the right to convert all the Company’s Preferred Shares into Cannasoul’s ordinary shares and the Company will lose certain board appointment rights and certain rights in Cannasoul’s subsidiaries.

In connection with the Purchase Agreement, Cannasoul adopted amended and restated articles of incorporation (the “Cannasoul Charter”). Pursuant to the Cannasoul Charter, the Company has a number of rights as investor, including (i) the right to appoint and dismiss three of the seven members of Cannasoul’s board of directors and veto power with respect to a fourth member, (ii) preemptive rights to participate pro rata in any pre-initial public offering financings by Cannasoul, (iii) rights of first refusal with respect to transfers of Cannasoul ordinary shares by other investors, (iv) rights of co-sale with respect to proposed sales or transfers of Cannasoul ordinary shares by certain key investors, (v) veto rights with respect to certain major transactions, any amendment to the Cannasoul Charter, approval of Cannasoul’s budget and other items.

It was determined that Cannasoul is considered a variable interest entity (“VIE”), but the Company lacks the power to direct the activities that most significantly influence the VIE’s economic performance. As such, the Company is not the primary beneficiary of the VIE and is not required to consolidate Cannasoul in accordance with ASC 810-10-25-38A.

The Company’s investment in the Preferred Shares represents an investment in an equity security in accordance with ASC 320. The Preferred Shares are convertible at any time after the date of issuance, automatically upon a payment default, an IPO, or the written consent of the holders of a majority of the Preferred Shares. The conversion price is subject to traditional anti-dilution adjustments. The Company will account for its investment in Cannasoul’s Preferred Shares under the equity method of accounting as it was determined the Company has significant influence over Cannasoul based on its board representation and other veto rights per ASC 323-10-15-6 to 8. The Company has elected to record the equity in earnings of the equity method investment on a three-month lag which is recognized in other comprehensive income. As a result, the Company has not recorded a gain or loss on its equity method investment during the year ended December 31, 2023.

The Initial Convertible Note receivable is not traded in active markets and the fair value was determined using a probability weighted scenario-based model. The Initial Convertible Note receivable is accounted for as an available-for-sale debt security based on “Level 3” inputs, which consist of unobservable inputs and reflect management’s estimates of assumptions that market participants would use in pricing the asset (i.e., implied market rate, risk free rate, share price, and probability of scenarios). Holding gains and losses are recorded in other comprehensive income.

Below is a summary of activity for the Initial Convertible Note as of December 31, 2023:

Balance of Initial Convertible Note as of January 1, 2023	$—
Issued	1,437,598
Change in fair value	902
Balance of Initial Convertible Note as of December 31, 2023	$1,438,500

During the first quarter of 2024, the Company purchased an additional $500,000 in Milestone Convertible Notes based upon Cannasoul meeting certain operating and financial milestones as noted above.

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

After Neurotrope’s initial Series A Stock financing, the CRE License Agreement required the Company to enter into scope of work agreements with CRE as the preferred service provider for any research and development services or other related scientific assistance and support services. There were no such statements of work agreements entered into during the years ended December 31, 2023 and 2022, respectively, or during the nine months ended September 30, 2023.

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

Note 4 – Related Party Transactions:

Related Party Agreements

On August 4, 2016, Neurotrope, Inc. entered into a consulting agreement with SM Capital Management, LLC (“SMCM”), a limited liability company owned and controlled by the Company’s Chairman of the Board, Mr. Joshua N. Silverman (the “Consulting Agreement”). Pursuant to the Consulting Agreement, SMCM shall provide consulting services which shall include, but not be limited to, providing business development, financial communications, and management transition services, for a one-year period, subject to annual review thereafter. SMCM’s annual consulting fee is $120,000, payable by the Company in monthly installments of $10,000. This contract was assigned to Synaptogenix, Inc. as of December 1, 2020. For the years ended December 31, 2023 and 2022, $120,000 is reflected in the Company’s statements of operations, respectively, pursuant to the Consulting Agreement.

Note 5 – Other Commitments:

Clinical Trial Services Agreements

On July 23, 2020, the Company entered into the 2020 Services Agreement with WCT. The 2020 Services Agreement relates to services for the ongoing Phase 2 clinical trial assessing the safety, tolerability, and long-term efficacy of Bryostatin-1 in the treatment of moderately severe AD subjects not receiving memantine treatment (the “2020 Study”). On January 22, 2022, the Company executed a change order with WCT to accelerate trial subject recruitment totaling approximately $1.4 million. In addition, on February 10, 2022, the Company signed an additional agreement with a third-party vendor to assist with the increased trial recruitment retention totaling approximately $1.0 million which was subsequently canceled with no charges incurred by the Company. In addition, on September 11, 2023, the Company signed an additional agreement with WCT to assist with documenting the trial results totaling approximately $300,000. The updated total estimated budget for the current trial services, including pass-through costs, was approximately $11.3 million. As noted below, Neurotrope was granted a $2.7 million award from the National Institutes of Health, which award was used to support the Phase 2 Study, resulting in an estimated net budgeted cost of the Phase 2 Study to Neurotrope of $9.3 million. Synaptogenix may terminate the 2020 Services Agreement without cause upon 60 days prior written notice.

The Company was awarded a $2.7 million grant from the NIH, which will be used to support the 2020 Study, resulting in an estimated net budgeted cost of the 2020 Study to the Company of $8.3 million. The NIH grant provided for funds in the first year, which began in April 2020, of approximately $1.0 million and funding in year two, which began April 2021, of approximately $1.7 million. As of February 22, 2022, virtually all the NIH grant had been received and offset against the clinical trial costs. The Company incurred approximately $11.2 million of cumulative expenses associated with the current Phase 2 clinical trial as of December 31, 2023. Of the total $11.2 million incurred for the trial as of December 31, 2023, approximately $560,000 and $3.4 million is reflected in the statement of comprehensive loss for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, $0 of WCT prepayments are included as a prepaid expense and other current assets in the Company’s balance sheet. In addition, approximately $343,000 is included in accounts payable and accrued expenses.

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

The Company incurred approximately $1.6 million of cumulative expenses associated with the current 2022 Study as of December 31, 2023. Of the total $1.6 million incurred for the trial as of December 31, 2023, $0 and approximately $1.4 million is reflected in the statement of comprehensive loss for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, $0 of WCT 2022 Study prepayments is included as a prepaid expense and other current assets in the Company’s balance sheet and approximately $22,000 is included in accounts payable and accrued expenses.

Other Consulting Agreements

Effective as of January 1, 2021, the Company entered into an amended consulting agreement with Katalyst Securities LLC (“Katalyst”) reducing the cash payment to $20,000 per month. Effective as of January 1, 2022, the Company entered into an additional amended consulting agreement with Katalyst reducing the cash payment to $10,000 per month beginning February 1, 2022 through December 31, 2022 and eliminating any further warrant issuances. In addition, on February 16, 2021, Katalyst was granted warrants to purchase 25,000 shares of Common Stock at $11.46 per share; on April 1, 2021, was granted warrants to purchase an additional 4,500 shares of Common Stock at $8.80 per share; on July 1, 2021, was granted warrants to purchase an additional 4,500 shares of Common Stock at $9.76 per share; on October 1, 2021, was granted warrants to purchase an additional 4,500 shares of Common Stock at $9.30 per share; and on January 3, 2022, was granted warrants to purchase an additional 4,500 shares of Common Stock at $8.69 per share. For the years ended December 31, 2023, $0 is reflected in the Company’s statements of comprehensive loss, and for the year ended December 31, 2022, $171,283 is reflected in the Company’s statements of comprehensive loss, respectively. The Company uses the Black Scholes valuation method to value its warrant issuances to Katalyst. All warrants assume a weighted average risk - free rate of 1.02%, weighted average implied volatility of 121.5% 0% dividend rate, have a term of five years and are expensed at fair value upon issuance. The Company terminated the Katalyst Agreement in December 2022.

Effective as of January 1, 2021, the Company entered into an amended consulting agreement with GP Nurmenkari, Inc. (“GPN”) (the “GPN Agreement”) reducing the cash payment to $12,000 per month. Effective as of July 1, 2021, the Company entered into a second amended consulting agreement with GPN increasing the cash payment to $20,000 per month and increasing warrants issued for each three-month period beginning July 1, 2021 to 5,800, with the last issuance on October 1, 2021. Effective as of January 1, 2022, the Company entered into an additional amended consulting agreement with GPN reducing the cash payment to $10,000 per month beginning February 1, 2022 through December 31, 2022 and eliminating any further warrant issuances. In addition, on February 16, 2021, GPN was granted warrants to purchase 10,000 shares of Common Stock at $11.46 per share; on April 1, 2021, was granted warrants to purchase an additional 2,500 shares of Common Stock at $8.80 per share; on July 1, 2021, was granted warrants to purchase an additional 5,800 shares of Common Stock at $9.76 per share; on October 1, 2021, was granted warrants to purchase an additional 5,800 shares of Common Stock at $9.30 per share; and on January 3, 2022, was granted warrants to purchase an additional 5,800 shares of Common Stock at $8.69 per share. For the year ended December 31, 2023, $0 is reflected in the Company’s statements of comprehensive loss, and for the comparable periods in 2022, $180,320 is reflected in the Company’s statements of comprehensive loss, respectively. The Company uses the Black Scholes method to value its warrant issuances to GPN. All warrants assume a 0% dividend rate, a weighted average risk - free rate of 1.02%, a weighted average implied volatility of 121.5%, have a term of five years and are expensed at fair value upon issuance. The Company terminated the GPN Agreement in December 2022.

Effective as of July 7, 2022, the Company entered into a three-month agreement (the “Initial Term”) with Sherwood Ventures LLC (“Sherwood”) pursuant to which Sherwood agreed to provide investor relations consulting services to the Company. Under the terms of the agreement with Sherwood, the Company pays $30,000 per month, with an aggregate of $90,000 for the first three months paid on July 7, 2022. Additionally, the Company issued 30,303 shares of restricted Common Stock valued at $150,000 and warrants to purchase 15,459 shares of Common Stock with an exercise price of $13.26 per share. The Company used the Black Scholes valuation method to determine fair value assuming the following: a 0% dividend rate, implied volatility of 112.75%, a risk-free rate of 3.05% and have a fair value of $75,000. The warrants are exercisable for a period of five years from the date of issuance and are expensed when issued. This agreement automatically renews for successive one-month periods (the “Renewal Term”) immediately following the Initial Term until written notice of termination is provided by either party at least five business days prior to the end of the Initial Term or Renewal Term. The Company has entered in the first Renewal Term as of October 7, 2022. As compensation for each Renewal Term, the Company will pay Sherwood $30,000 per month, $50,000 of restricted common stock valued as of the Renewal Term date, and warrants to purchase shares of common stock valued, using the Black Scholes valuation model, at $25,000, with an exercise price equal to 100% of the closing price of the Common Stock on the date of the Renewal Term.

As of December 31, 2022, the Company reflected a total of approximately $491,000 as compensation to Sherwood. During October 2022, the Company paid Sherwood $30,000 and issued to Sherwood 6,878 shares of restricted Common Stock valued at $50,000 and were expensed when issued, and warrants to purchase 4,659 shares of Common Stock, with an exercise price of $14.54 per share. The Company used the Black Scholes valuation method to determine fair value assuming the following: implied volatility of 112.75%, a risk-free interest rate of 4.14%, a term of five years and have a fair value of $25,000. During November 2022, the Company paid Sherwood $30,000 and issued to Sherwood 7,092 shares of restricted Common Stock valued at $50,000 and were expensed when issued, and warrants to purchase 4,795 shares of Common Stock, with an exercise price of $14.10 per share. The Company used the Black Scholes valuation method to determine fair value assuming the following: implied volatility of 112.75%, a risk-free interest rate of 4.39% and have a fair value of $25,000. The warrants are exercisable for a period of five years from the date of issuance and are expensed when issued. The Company terminated the Sherwood agreement in December 2022.

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

On March 17, 2023, the Company filed an amendment (the “First CoD Amendment”) to the Certificate of Designations with the Secretary of State for the State of Delaware, pursuant to which it amended the terms of the Series B Preferred Stock by revising the definition of “floor price” for purposes of calculating amortization payments, extending the date for the first required amortization payments, extending the deadline for stockholder approval and extending the maturity date to August 31, 2024. On May 12, 2023, the Company filed an amendment (the “Second CoD Amendment”) to the Certificate of Designations with the Secretary of State for the State of Delaware, pursuant to which the Company amended the terms of the Series B Preferred Stock by removing all references to the “Make-Whole Amount”. In connection with the Second CoD Amendment, on May 11, 2023, the Company entered into an amendment to the November Purchase Agreement pursuant to which it agreed to extend the investors’ right of participation in a subsequent financing until the one year anniversary following the later of (x) such time that the Preferred Shares are no longer outstanding and (y) the maturity date of the Series B Preferred Stock. On September 22, 2023, the Company filed an amendment (the “Third CoD Amendment”) to the Certificate of Designations with the Secretary of State for the State of Delaware, pursuant to which the Company amended the terms of the Series B Preferred Stock by providing that the Company and November Investors shall be permitted to mutually agree, in connection with any waiver of an Equity Conditions Failure (as defined in the Certificate of Designations), as to (i) whether the monthly amortization payments made to the Investors will be made in cash or shares of common stock, (ii) the methodology for calculating any applicable true-up shares required to be paid in connection with an amortization payment (including whether such true-up shares will be paid in cash or shares of common stock) and for calculating the conversion price in connection with any accelerated conversions, and (iii) whether any premium will apply in connection with any payment of true-up shares in cash instead of shares of common stock, subject to certain limitations as set forth in the Third CoD Amendment.

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

During the year ended December 31, 2023, we redeemed $9,000,000 of the Series B Preferred Stock and $1,022,149 of accrued dividends through a combination of cash through installment redemption and by issuing 14,647,688 shares of our Common Stock through installment conversions and proportionately relieved $7,366,968 of discount related to the redeemed Series B Preferred Stock. During the year ended December 31, 2023, we recognized a deemed dividend of $1,025,578 related to cash premiums and true-up conversion shares in excess of the pre-amortization installment amounts and issued 2,047,526 shares of our Common Stock in satisfaction of the deemed dividend.

As of December 31, 2023, the Company has accrued a liability for installment payments owed to investors in either cash or shares of $3,395,945.

Subsequent to December 31, 2023 and as of April 1, 2024, the Company has issued 2,653,148 shares of Common Stock in partial satisfaction of the accrued preferred redemption liability.

Accounting Treatment of November 2022 Private Placement

Series B Preferred Shares

Effective March 17, 2023, the Company filed the First CoD Amendment. The First CoD Amendment modified (i) the definition of Floor Price to mean the lower of (i) $1.25 and (ii) 20% of the “Minimum Price” (as defined in Rule 5635 of the Rule of the Nasdaq Stock Market) on the date of receipt of Stockholder Approval (as defined in the Agreement), (ii) the definition of Installment Date to mean June 1, 2023, and thereafter, the first Trading Day of each calendar month immediately following the previous Installment Date until the Maturity Date, and the Maturity Date, and (iii) the definition of Maturity Date to mean August 31, 2023. In accordance with ASC 470-50 and 470-60, the Company has made an accounting policy election to account for amendments of the Series B Preferred Stock as modifications or extinguishments based on the change in fair value of the instrument immediately before and immediately after the amendment. The Company accounted for the First CoD Amendment as an extinguishment as the change in fair value of the Series B Preferred Stock was 34% (greater than ten percent (10%)) immediately before and immediately after. In accordance with ASC 260-10-S99-2, the Company recognized the $5.7 million increase in fair value as a deemed dividend on the statement of comprehensive loss.

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

The Preferred Shares were determined to be more akin to a debt-like host than an equity-like host. The Company identified the following embedded features that are not clearly and closely related to the debt host instrument: 1) make-whole interest upon a contingent redemption event, 2) make-whole interest upon a conversion event, 3) an installment redemption upon an Equity Conditions Failure (as defined in the Certificate of Designation), and 4) variable share-settled installment conversion. These features were bundled together, assigned probabilities of being affected and measured at fair value. Subsequent changes in fair value of these features are recognized in the statement of comprehensive loss. The Company estimated the $2.2 million fair value of the bifurcated embedded derivative at issuance using a Monte Carlo simulation model, with the following inputs: the fair value of our common stock of $6.52 on the issuance date, estimated equity volatility of 85.0%, estimated traded volume volatility of 255.0%, the time to maturity of 1.61 years, a discounted market interest rate of 7.3%, dividend rate of 7%, a penalty dividend rate of 15.0%, and probability of default of 8.2%. The fair value of the bifurcated derivative liability was estimated utilizing the with and without method which uses the probability weighted difference between the scenarios with the derivative and the plain vanilla maturity scenario without a derivative.

The discount to the fair value is included as a reduction to the carrying value of the Series B Preferred Shares. During 2022, the Company recorded a total discount of approximately $12.3 million upon issuance of the Series B Preferred Shares, which was comprised of the issuance date fair value of the associated embedded derivative of approximately $2.2 million, stock issuance costs of approximately $0.5 million and the fair value of the Warrants of approximately $9.6 million . It was deemed probable that the Series B Preferred Shares will be redeemed for Common Stock upon Installment Redemptions (as defined the Certificate of Designations). As such, the Company recognized approximately $7.4 million to additional paid-in capital to accrete the Series B Preferred Shares to redemption amount pursuant to ASC 480-10-S99-3A with a corresponding increase in the carrying value of the Series B Preferred Shares.

During the year ended December 31, 2023 and 2022, the Company recorded a loss of approximately $(0.7) million and a gain of approximately $1.8 million, respectively, related to the change in fair value of the derivative liability which is recorded in other income (expense) on the statements of comprehensive loss. The Company estimated the approximately $1.1 million fair value of the bifurcated embedded derivative at December 31, 2023 using a Monte Carlo simulation model, with the following inputs: the fair value of our Common stock of $0.27 per share on the valuation date, estimated equity volatility of 85%, estimated traded volume volatility of 660%, the time to maturity of 0.67 years, a discounted market interest rate of 5.9%, dividend rate of 7%, a penalty dividend rate of 15.0%, and probability of default of 3.3%.

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

The Warrants were determined to be within the scope of ASC 480-10 as they are puttable to the Company at Holders’ election upon the occurrence of a Fundamental Transaction (as defined in the agreements). As such, the Company recorded the Warrants as a liability at fair value with subsequent changes in fair value recognized in earnings. The fair value of the Warrants of approximately $9.9 million was estimated at the date of issuance using the Black-Scholes Model with the following weighted average assumptions: dividend yield 0%; expected term of five years; equity volatility of 105%; and a risk-free interest rate of 3.97%.

Transaction costs incurred attributable to the issuance of the Warrants of $0.9 million were immediately expensed in accordance with ASC 480.

During the years ended December 31, 2023 and 2022, the Company recorded a gain of approximately $1.4 million and $8.4 million, respectively, related to the change in fair value of the warrant liability which is recorded in other income (expense) on the statements of comprehensive loss. The fair value of the Warrants of approximately $0.1 million was estimated at December 31, 2023 utilizing the Black Scholes Model using the following weighted average assumptions: dividend yield 0%; remaining term of 3.89 years; equity volatility of 115%; and a risk-free interest rate of 3.93%.

Note 7 – Stock Based Compensation:

2020 Equity Incentive Plan

Upon completion of the Spin-Off, the Company’s 2020 Equity Incentive Plan (the “2020 Plan”) became effective on December 7, 2020. The total number of securities available for grant under the 2020 Plan was 250,000 shares of Common Stock, subject to adjustment. On April 7, 2021, the Company held a special meeting of stockholders (“Special Meeting”). At the Special Meeting, the Company’s stockholders approved an amendment to the Company’s 2020 Plan to increase the total number of shares of Common Stock from 250,000 to an aggregate of 625,000 shares of Common Stock. On October 11, 2022, the Company held its annual meeting of stockholders at which the Company’s stockholders approved an amendment to the Company’s 2020 Plan to increase the total number of shares of Common Stock authorized for issuance from 625,000 to an aggregate of 1,375,000 shares. On December 20, 2023, the Company held its annual meeting of stockholders at which time the Company’s stockholders approved an amendment to the Company’s 2020 Plan was amended to increase the total number of shares of Common Stock authorized for issuance from 1,375,000 to an aggregate of 4,375,000 shares.

The Compensation Committee of the Company’s board of directors (the “Committee”) will administer the 2020 Plan and have full power to grant stock options and Common Stock, construe and interpret the 2020 Plan, establish rules and regulations, and perform all other acts, including the delegation of administrative responsibilities, as it believes reasonable and proper. The Committee, in its absolute discretion, may award Common Stock to employees, consultants, and directors of the Company, and such other persons as the Committee may select, and permit holders of options to exercise such options prior to full vesting.

Stock and Option Grants

The following is a summary of stock option activity under the stock option plans for the year ended December 31, 2023:

			Weighted-
			Average	Aggregate
		Weighted-	Remaining	Intrinsic
	Number	Average	Contractual	Value
	of	Exercise	Term	(in
	Shares	Price	(Years)	millions)
Options outstanding at January 1, 2023	661,850	$7.27	9.5	$—
Options granted	80,000	$0.87	9.2	—
Less options forfeited	—	$—	—	—
Less options expired/cancelled	—	$—	—	—
Less options exercised	—	$—	—	—
Options outstanding at December 31, 2023	741,850	$6.15	8.6	$—
Options exercisable at December 31, 2023	661,850	$6.79	8.5	$—

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $0.272 for the Company’s common shares on December 31, 2023 and the closing stock price of $1.16 for the Company’s common shares on December 31, 2022.

As of December 31, 2023, the Company had unrecognized stock option expense of approximately $14,000 and have a remaining weighted average period for recognition of 0.24 years.

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

On November 15, 2022, pursuant to its 2020 Plan, the Company granted stock options to six Board members, including two officers who are also Board members, and two employees to purchase an aggregate of 531,850 shares of Common Stock. The stock options have an exercise price of $6.07 per share and an expiration date that is ten years from the date of issuance. 50% of the options vest upon issuance with the remaining 50% vesting on May 15, 2023. The Company used the Black Scholes valuation method to determine the fair value of the options assuming the following: implied volatility of 107.05%, a risk-free interest rate of 3.93% and have a fair value of $2,570,328. The options are being expensed 50% at date of issuance and the remaining 50% expensed on a straight line basis over the six-month vesting period from date of issuance.

On March 29, 2023, Synaptogenix granted stock options to four Board members to purchase an aggregate of 80,000 shares of common stock. The stock options have an exercise price of $.87 per share and an expiration date of ten years. They vest on the one-year anniversary from the date of the grant. The Company used the Black Scholes valuation method to determine the fair value of the options assuming the following: implied volatility of 123.92%, a risk-free interest rate of 3.66% and have a fair value of $59,763. The options are being expensed over the one-year vesting period from date of issuance.

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

The Company recorded total expense of $1,009,325 and $1,776,668 relating to the outstanding stock options for the year ended December 31, 2023 and 2022, respectively.

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

As of December 31, 2023 and 2022, 100% of the 411,000 RSUs vested and were exercised. The Company recorded total expense, using straight line method over the vesting period of the RSUs, of $0 and $1,387,855 relating to the RSUs for the years ended December 31, 2023 and 2022, respectively.

Restricted Stock Issuances

On February 15, 2022, the Company granted 13,775 shares of restricted stock to two consultants that were engaged to provide investor relations services with a total fair market value on date of issuance of $91,429. On March 14, 2022, the Company granted 692 shares of restricted stock to a consultant that was engaged to provide investor relations services with a total fair market value on date of issuance of $4,500. On June 7, 2022, the Company granted 679 shares of restricted stock to a consultant that was engaged to provide investor relations services with a total fair market value on date of issuance of $4,500. On July 8, 2022, the Company granted 30,303 shares of restricted stock to a consultant that was engaged to provide investor relations services with a total fair market value on date of issuance of $150,000 and warrants to purchase 15,459 shares of Common Stock with an exercise price of $13.26 per share for a period of five years from the date of issuance. The Company used the Black Scholes valuation method to determine fair value assuming the following: implied volatility of 112.75%, a risk-free interest rate of 3.05% and a fair value of $75,000. The warrants are expensed over the three-month term of the consulting agreement. On September 8, 2022, the Company issued 540 shares of restricted stock to a consultant that was engaged to provide investor relations services with a total fair market value on date of issuance of $4,500. All stock issuances are expensed upon issuance.

On October 8, 2022, the Company issued 6,878 shares of restricted stock to a consultant that was engaged to provide investor relations services with a total fair market value on date of issuance of $50,000 and warrants to purchase 4,659 shares of Common Stock with an exercise price of $14.54 per share for a period of five years from the date of issuance. The Company used the Black Scholes valuation method to determine fair value assuming the following: implied volatility of 112.75%, a risk-free interest rate of 4.14%, a fair value of $25,000 and are expensed upon issuance. During November 2022, the Company issued to a consultant that was engaged to provide investor relations services 7,092 shares of restricted Common Stock valued at $50,000 and were expensed when issued, and warrants to purchase 4,795 shares of Common Stock, with an exercise price of $14.10 per share. The Company used the Black Scholes valuation method to determine fair value assuming the following: implied volatility of 112.75%, a risk-free interest rate of 4.39% and a fair value of $25,000. The warrants are expensed when issued. On December 7, 2022, the Company issued 893 shares of restricted stock to a consultant that was engaged to provide investor relations services with a total fair market value on date of issuance of $4,501, expensed upon issuance.

On January 5, 2023, the Company issued 88,339 shares of restricted stock to a consultant that was engaged to provide investor relations services with a total fair market value on date of issuance of $100,000. On March 22, 2023, the Company issued 4,500 shares of restricted stock to a consultant that was engaged to provide investor relations services with a total fair market value on date of issuance of $4,500, expensed upon issuance. On June 7, 2023, the Company issued 5,409 shares of restricted stock to a consultant that was engaged to provide investor relations services with a total fair market value on date of issuance of $4,500, expensed upon issuance. On September 7, 2023, the Company issued 11,152 shares of restricted stock to a consultant that was engaged to provide investor relations services with a total fair market value on date of issuance of $4,500, expensed upon issuance. On December 11, 2023, the Company issued 18,000 shares of restricted stock to a consultant that was engaged to provide investor relations services with a total fair market value on date of issuance of $4,500, expensed upon issuance. On January 8, 2024, the Company issued 366,032 shares of restricted stock to a consultant that was engaged to provide investor relations services with a total fair market value on date of issuance of $100,000, expensed upon issuance.

Stock Compensation Expense

Total stock-based compensation for the year ended December 31, 2023 was $1,009,325, of which $149,589 was classified as research and development expense and $859,736 was classified as general and administrative expense. Total stock-based compensation for the year ended December 31, 2022 was $3,743,963, of which $475,271 was classified as research and development expense and $3,268,692 was classified as general and administrative expense.

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

Note 8 – Common Stock Warrants:

Outstanding Warrants

As of December 31, 2023, the Company had warrants outstanding consisted of the following:

Number
of shares
Warrants outstanding January 1,2022	6,265,525
Warrants issued	2,028,762
Warrants expired	(1,049,368)
Warrants exercised	(65,000)
Warrants outstanding December 31, 2022	7,179,919
Warrants issued	—
Warrants expired	—
Warrants exercised	—
Warrants outstanding December 31, 2022	7,179,919

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

On November 22, 2022, pursuant to the November 2022 Private Placement (See Note 6 above), the Company issued warrants to purchase 1,993,485 shares of Common Stock, immediately with at an exercise price of $7.75 per share and expire five years from the date of issuance. The Exercise Price is subject to customary adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustment, on a “full ratchet” basis, in the event of any issuances of Common Stock, or securities convertible, exercisable or exchangeable for Common Stock, at a price below the then-applicable Exercise Price (subject to certain exceptions). The fair value of the warrants was estimated at the date of issuance using the Black-Scholes valuation model with the following weighted average assumptions: Dividend yield 0%, Expected term five years; weighted average implied volatility of 105% and a weighted average Risk-free interest rate of 3.97%. The total value recorded during the year period, classified as a liability on the Company’s balance sheet in November 2022, is approximately $9.6 million. As of December 31, 2023 and 2022, the liability is approximately $9.9 million and $1.4 million, respectively.

As of December 31, 2023, the weighted average exercise price and the weighted average remaining life of the total warrants was $11.79 per warrant and 2.7 years, respectively. The intrinsic value of the warrants as of December 31, 2023 was approximately $37,000.

During the year ended December 31, 2022, three affiliated warrant holders exercised 50,000 Series E Warrants to purchase 50,000 shares of Common Stock at $8.51 per share and one holder exercised 15,000 Series G Warrants to purchase 15,000 shares of Common Stock at $8.51 per share. Total cash proceeds from these warrant exercises was $553,150. No warrants were exercised during the year ended December 31, 2023.

Note 9 - Fair Value Measurements

Fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management as of and during the years ended December 31, 2023 and 2022. The carrying amounts of cash equivalents, accounts receivable, other current assets, other assets, accounts payable, and accrued expenses approximated their fair values as of December 31, 2023 and 2022 due to their short-term nature. The fair value of the bifurcated embedded derivative related to the convertible preferred stock was estimated using a Monte Carlo simulation model, which uses as inputs the fair value of our common stock and estimates for the equity volatility and traded volume volatility of our common stock, the time to maturity of the convertible preferred stock, the risk-free interest rate for a period that approximates the time to maturity, dividend rate, a penalty dividend rate, and our probability of default. The fair value of the warrant liability was estimated using the Black Scholes Model which uses as inputs the following weighted average assumptions: dividend yield of 0% and 0%; expected term in years of 3.89 and 4.89; equity volatility of 115% and 125%; and risk-free interest rate of 3.93% and 4.00% for the years ended December 31, 2023 and 2022, respectively.

Fair Value on a Recurring Basis

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. The estimated fair value of the warrant liability and bifurcated embedded derivatives represent Level 3 measurements. The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at December 31, 2023 and 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		December 31	December 31
Description:	Level	2023	2022
Assets:
Convertible note receivable (Note 3)	3	$1,438,500	—
Liabilities:
Warrant liability (Note 6)	3	$140,000	$1,510,000
Bifurcated embedded derivative liability (Note 6)	3	$1,113,000	$369,400

The following table sets forth a summary of the change in the fair value of the warrant liability that is measured at fair value on a recurring basis:

December 31, 2023
Balance on December 31, 2021	$—
Issuance of warrants	9,915,000
Change in fair value of warrant liability	(8,405,000)
Balance on December 31, 2022	1,510,000
Issuance of warrants	—
Change in fair value of warrant liability	(1,370,000)
Balance on December 31, 2023	$140,000

The following table sets forth a summary of the change in the fair value of the bifurcated embedded derivative liability that is measured at fair value on a recurring basis:

December 31, 2023
Balance on December 31, 2021	$—
Issuance of warrants	2,191,300
Change in fair value of warrant liability	(1,821,900)
Balance on December 31, 2022	$369,400
Change in fair value of bifurcated embedded derivative	743,600
Balance on December 31, 2023	$1,113,000

Note 10 – Subsequent Events

Refer to Notes 6 and 7 for disclosure of applicable subsequent events.