Form 10-Q
period 2024-03-31
Synaptogenix, Inc.
filed 2024-05-15
CIK 1571934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

As of May 13, 2024, there were 1,233,230 shares of the registrant’s common stock, $0.0001 par value per share, issued and outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements. These statements, identified by words such as “plan,” “anticipate,” “believe,” “estimate,” “should,” “expect” and similar expressions, include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, the significant length of time associated with drug development and related insufficient cash flows and resulting illiquidity, our patent portfolio, our inability to expand our business, significant government regulation of pharmaceuticals and the healthcare industry, lack of product diversification, availability of our raw materials, existing or increased competition, stock volatility and illiquidity, and our failure to implement our business plans or strategies. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. You should carefully review this report in its entirety, including but not limited to our financial statements and the notes thereto and the risks described in Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the Securities and Exchange Commission (the “SEC”) on April 1, 2024, as updated in our quarterly report and current reports filed with the SEC from time to time. We advise you to carefully review the reports and documents we file from time to time with the SEC including our current reports on Form 8-K. Except for our ongoing obligations to disclose material information under securities laws, we undertake no obligation to publicly release any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

Synaptogenix, Inc.

Condensed Balance Sheets

(Unaudited)

	March 31,	December 31,
	2024	2023
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$26,329,957	$28,661,498
Prepaid Clinical trial expenses	—	375,085
Available for sale debt security	1,937,800	1,438,500
Prepaid expenses and other current assets	560,583	57,677

TOTAL CURRENT ASSETS	28,828,340	30,532,760

Equity method investment	553,802	562,402

Fixed assets, net of accumulated depreciation	17,106	18,505

TOTAL ASSETS	$29,399,248	$31,113,667

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$238,905	$444,633
Accrued expenses	45,692	435,891
Accrued Series B Convertible Preferred payments payable	6,015,115	3,395,945

TOTAL CURRENT LIABILITIES	6,299,712	4,276,469

Warrant liability	82,000	140,000
Derivative liability	141,000	1,113,000

TOTAL LIABILITIES	6,522,712	5,529,469

Commitments and contingencies

Series B Convertible redeemable preferred stock, $.0001 par value and $1,000 face value, 1,000,000 shares authorized; 3,000 and 6,000 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively. Liquidation preference of $3,000,000 plus dividends accrued at 7% per annum of $839,228 as of March 31, 2024.	823,555	1,236,940

STOCKHOLDERS’ EQUITY
Common stock - 150,000,000 shares authorized, $0.0001 par value; 1,085,237 shares issued and outstanding as of March 31, 2024 and 963,489 shares issued and outstanding as of December 31, 2023. *	109	96
Additional paid-in capital	56,088,576	57,957,008
Accumulated other comprehensive income	202	902
Accumulated deficit	(34,035,906)	(33,610,748)

TOTAL STOCKHOLDERS’ EQUITY	22,052,981	24,347,258

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$29,399,248	$31,113,667

* Adjusted to reflect the impact of the 1:25 reverse stock split that became effective on April 4, 2024.

See accompanying notes to condensed financial statements.

Synaptogenix, Inc.

Condensed Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2024	2023
OPERATING EXPENSES:
Research and development	$609,249	$877,717
General and administrative	1,082,245	2,044,224
TOTAL OPERATING EXPENSES	1,691,494	2,921,941

OTHER INCOME:
Interest income	463,395	396,357
Share of net loss in equity investment	(8,600)	—
Change in fair value of warrant liability	58,000	588,000
Change in fair value of derivative liability	972,000	225,800
TOTAL OTHER INCOME	1,484,795	1,210,157

Net loss before income taxes	(206,699)	(1,711,784)

Provision for income taxes	—	—

Net loss	(206,699)	(1,711,784)

Preferred Stock dividends	218,459	266,074

Net Loss attributable to common stockholders	$(425,158)	$(1,977,858)

Change in fair value of available for sale debt security	(700)	—

Net comprehensive loss	$(425,858)	$(1,977,858)

PER SHARE DATA:

Basic and diluted loss per common share *	$(0.41)	$(6.59)

Basic and diluted weighted average common shares outstanding *	1,036,700	300,100

* Adjusted to reflect the impact of the 1:25 reverse stock split that became effective on April 4, 2024.

See accompanying notes to condensed financial statements.

Synaptogenix, Inc.

Condensed Statements of Changes in Stockholders’ Equity

(Unaudited)

	Three Months Ended March 31, 2023
					Additional		Accumulated Other
	Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Total

Balance January 1, 2023	15,000	$2,721,723	290,681	$29	$52,524,461	$(19,831,517)	$—	$32,692,973

Stock based compensation	—	—	—	—	644,781	—	—	644,781

Issuance of common stock for consulting fees	—	—	3,713	3	104,497	—	—	104,500

Preferred dividends	—	—	—	—	—	(266,074)	—	(266,074)

Net loss	—	—	—	—	—	(1,711,784)	—	(1,711,784)

Balance March 31, 2023	$15,000	$2,721,723	294,394	$32	$53,273,739	$(21,809,375)	$—	$31,464,396

	Three Months Ended March 31, 2024
					Additional		Accumulated Other
	Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Total

Balance January 1, 2024	6,000	$1,236,940	963,489	$96	$57,957,008	$(33,610,748)	$902	$24,347,258

Stock based compensation	—	—	—	—	14,407	—	—	14,407

Issuance of common stock for consulting fees	—	—	15,622	2	104,498	—	—	104,500

Preferred stock dividends	—	87,500	—	—	—	(87,500)	—	(87,500)

Reclassification of accrued dividends upon probable redemption of preferred stock	—	—	—	—	—	—	—	-

Deemed dividends on preferred stock	—	130,959	—	—	—	(130,959)	—	(130,959)

Deemed dividend - preferred stock extinguishment	—	—	—	—	—	—	—	-

Preferred stock redemptions and conversions	(1,000)	(468,330)	106,126	11	468,319	—	—	468,330

Accrual of preferred stock and dividend redemption	(2,000)	(2,619,170)	—	—	—	—	—	—

Preferred stock accretion	—	2,455,656	—	—	(2,455,656)	—	—	(2,455,656)

Comprehensive income	—	—	—	—	—	—	(700)	(700)

Net loss	—	—	—	—	—	(206,699)	—	(206,699)

Balance March 31, 2024	3,000	$823,555	1,085,237	$109	$56,088,576	$(34,035,906)	$202	$22,052,981

* Adjusted to reflect the impact of the 1:25 reverse stock split that became effective on April 4, 2024.

See accompanying notes to condensed financial statements.

Synaptogenix, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2024	March 31, 2023
CASH FLOW USED IN OPERATING ACTIVITIES
Net loss	$(206,699)	$(1,711,784)
Adjustments to reconcile net loss to net cash used by operating activities
Stock based compensation	14,407	644,781
Change in fair value of warrant liability	(58,000)	(588,000)
Change in fair value of derivative liability	(972,000)	(225,800)
Share of net loss in equity investment	8,600	—
Consulting services paid by issuance of common stock	104,500	104,500
Depreciation expense	1,399	1,690
Change in assets and liabilities:
(Increase) decrease in prepaid expenses and other current assets	(127,821)	380,875
Decrease in accounts payable	(205,728)	(304,305)
Decrease (increase) in accrued expenses	(390,199)	2,231
	(1,624,842)	15,972

Net Cash Used in Operating Activities	(1,831,541)	(1,695,812)

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchase of available for sale debt security	(500,000)	—
Purchase of fixed assets	—	(2,038)

Net Cash Used in Investing Activities	(500,000)	(2,038)

NET DECREASE IN CASH AND EQUIVALENTS	(2,331,541)	(1,697,850)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	28,661,498	37,478,480

CASH AND EQUIVALENTS AT END OF PERIOD	$26,329,957	$35,780,630

DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of Common Stock for Series B Convertible Preferred Stock installment conversions	$468,330	$—
Accretion of Series B Convertible Preferred Stock to redemption value	$2,455,656	$—
Accrual of Series B Convertible Preferred Stock and Dividend Redemption	$2,619,170	$266,074
Change in fair value of available for sale debt security	$(700)	$—

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

On April 24, 2023, the Company received a written notice from the Listing Qualifications Department of the Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that for the preceding 30 consecutive business days, the Common Stock did not maintain a minimum closing bid price of $1.00 per share as required by Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company received an initial grace period of 180 calendar days, or until October 23, 2023 (the “Initial Compliance Period”), to regain compliance with the Minimum Bid Price Requirement. On October 24, 2023, the Company received a second written notice from Nasdaq, notifying the Company that it had not regained compliance with the Minimum Bid Price Requirement during the Initial Compliance Period and granting the Company an additional grace period of 180 calendar days, or until April 22, 2024, to regain compliance. On April 4, 2024, the Company effected a one - for - twenty - five reverse stock split of the Common Stock (the “Reverse Stock Split”) in order to regain compliance with the Minimum Bid Price Requirement.

On April 22, 2024, Nasdaq informed the Company that it had retained compliance with the Minimum Bid Price Requirement and that the matter was closed.

Reverse Stock Split

On April 4, 2024, the Company effected the Reverse Stock Split. All share and per share information in this quarterly report have been retroactively adjusted to reflect the Reverse Stock Split.

Liquidity Uncertainties

As of March 31, 2024, the Company had approximately $26.3 million in cash and cash equivalents as compared to $28.7 million at December 31, 2023. The Company expects that its current cash and cash equivalents, approximately $25.9 million as of the date of this Quarterly Report on Form 10-Q, will be sufficient to support its projected operating requirements and financial commitments for at least the next 12 months from the date of this Quarterly Report. The operating requirements include the current development plans for Bryostatin-1, the Company’s novel drug candidate targeting the activation of Protein Kinase C Epsilon and other development projects. The financial commitments include the potential redemption of the Series B Convertible Preferred Stock for cash.

The Company expects to need additional capital in order to initiate and pursue potential additional development projects, including the continuing development beyond the ongoing Phase 2 trial of Bryostatin-1. Any additional equity financing, if available, may not be on favorable terms and would likely be significantly dilutive to the Company’s current stockholders, and debt financing, if available, may involve restrictive covenants. If the Company is able to access funds through collaborative or licensing arrangements, it may be required to relinquish rights to some of its technologies or product candidates that the Company would otherwise seek to develop or commercialize on its own, on terms that are not favorable to the Company. The Company’s ability to access capital when needed is not assured and, if not achieved on a timely basis, will likely have a materially adverse effect on its business, financial condition and results of operations.

Other Risks and Uncertainties

The Company operates in an industry that is subject to rapid technological change, intense competition, and significant government regulation. The Company’s operations are subject to significant risk and uncertainties including financial, operational, technological and regulatory. Such factors include, but are not necessarily limited to, the results of clinical testing and trial activities, the ability to obtain regulatory approval, the limited supply of raw materials, the ability to obtain favorable licensing, manufacturing or other agreements, including risk associated with the Company’s Cognitive Research Enterprises, Inc. (formerly known as the Blanchette Rockefeller Neurosciences Institute, or BRNI) (“CRE”) licensing agreement, and the ability to raise capital to achieve strategic objectives.

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

Note 2 – Summary of Significant Accounting Policies:

Basis of Presentation:

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the unaudited condensed financial statements included herein contain all adjustments necessary to present fairly the Company’s financial position and the results of its operations and cash flows for the interim periods presented. Such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2024 may not be indicative of results for the full year. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and the notes to those statements for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K filed with the SEC on April 1, 2024.

The Company is an emerging growth company as the term is used in The Jumpstart Our Business Startups Act, enacted on April 5, 2012, and has elected to comply with certain reduced public company reporting requirements, however, the Company may adopt accounting standards based on the effective dates for public entities.

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

Comprehensive Income (Loss)

The Company follows The Company follows Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 220 in reporting comprehensive income (loss). Comprehensive income (loss) is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income (loss). Since the Company has items of other comprehensive income (loss), comprehensive income (loss) has been reflected in the Company’s financial statements.

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

As all potentially dilutive securities are anti-dilutive as of March 31, 2024 and 2023, diluted net loss per share is the same as basic net loss per share for the three months ended March 31, 2024 and 2023.

The weighted average dilutive securities that have been excluded from the calculation of diluted net loss per share for the three months ended March 31, 2024 and 2023 respectively, because to do so would be anti-dilutive (in Common Stock equivalents), are as follows:

	For the Three Months Ended
	March 31,
	2024	2023
Common Stock Options	29,674	29,674
Convertible Preferred Stock	46,530	—
Common Stock Warrants	287,436	287,197
Total	363,640	316,871

Cash and Cash Equivalents and Concentration of Credit Risk:

The Company considers all highly liquid cash investments with an original maturity of three months or less when purchased to be cash equivalents. At March 31, 2024, the Company’s cash balances that exceed the current insured amounts under the Federal Deposit Insurance Corporation (“FDIC”) were approximately $0.4 million. In addition, approximately $25.9 million included in cash and cash equivalents were invested in a money market fund and in U.S. treasury bills, which is not insured under the FDIC.

Investment in Debt Securities

The Company’s convertible note receivable was determined to be an available-for-sale debt security under ASC 320, Investments, which was initially recorded at fair value with unrealized holding gains and losses reported in other comprehensive income (loss) at each reporting period. The Company estimates the fair value of the convertible note receivable using the income approach, which uses as inputs the fair value of debtor’s common stock and estimates for the equity volatility and volume volatility of debtor’s common stock, the time to expiration of the convertible note, the discount rate, the stated interest rate compared to the current market rate, the risk-free interest rate for a period that approximates the time to expiration, and probability of default. Therefore, the estimate of expected future volatility is based on the actual volatility of debtor’s common stock and historical volatility of debtor’s common stock utilizing a lookback period consistent with the time to expiration. The time to expiration is based on the contractual maturity date. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of measurement for time periods approximately equal to the time to expiration. Probability of default is estimated using the S&P Global default rate for companies with a similar credit rating to debtor’s.

Fair Value of Financial Instruments:

The carrying amounts reflected in the balance sheets for prepaid expenses and payables approximate fair value due to the short maturities of these instruments. The carrying amounts for available for sale debt security, warrant liability and derivative liability approximate fair value based on level 3 of the fair value hierarchy.

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

Fixed Assets and Leases:

The Company has two leases, both of which have a term of one year during the respective reporting periods. The Company has deemed the leases immaterial and has not recorded it as an obligation on the balance sheet nor a right-of-use asset. The total future expense relating to these leases is approximately $40,000 per year.

Fixed assets are stated at cost less accumulated depreciation. Depreciation is computed on a straight line basis over the estimated useful life of the asset, which is deemed to be between three and ten years.

Research and Development Costs:

All research and development costs, including costs to maintain or expand the Company’s patent portfolio licensed from CRE are expensed when incurred. Non-refundable advance payments for research and development are capitalized because the right to receive those services represents an economic benefit. Such capitalized advances will be expensed when the services occur and the economic benefit is realized. There were no capitalized research and development services, other than non-refundable advance payments as mentioned below for The Cleveland Clinic Foundation (“Cleveland Clinic”), at March 31, 2024 and December 31, 2023.

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

The Company had federal operating loss carryforwards for income tax purposes of approximately $95.9 million for the period from October 31, 2012 (inception) through March 31, 2024. The net operating loss carryforwards and other deferred tax assets resulted in Federal and state deferred tax assets of approximately $30.6 million at March 31, 2024. Income tax effects of share-based payments are recognized in the financial statements for those awards that will normally result in tax deductions under existing tax law. However, the deferred tax asset is offset by a full valuation allowance.

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

Recently Issued Accounting Pronouncements Adopted and Not Yet Adopted:

As of March 31, 2024 and for the 3 months then ended, there were no recently issued accounting standards adopted or not yet adopted which would have a material effect on the Company’s financial statements.

Note 3– Collaborative Agreements and Commitments:

Stanford License Agreements

On May 12, 2014, the Company entered into a license agreement (the “Stanford Agreement”) with The Board of Trustees of The Leland Stanford Junior University (“Stanford”), pursuant to which Stanford has granted to the Company a revenue-bearing, world-wide right and exclusive license, with the right to grant sublicenses (on certain conditions), under certain patent rights and related technology for the use of bryostatin structural derivatives, known as “bryologs,” for use in the treatment of central nervous system disorders, lysosomal storage diseases, stroke, cardio protection and traumatic brain injury, for the life of the licensed patents. The Company is required to use commercially reasonable efforts to develop, manufacture and sell products (“Licensed Products”) in the Licensed Field of Use (as defined in the Stanford Agreement) during the term of the licensing agreement which expires upon the termination of the last valid claim of any licensed patent under this agreement. In addition, the Company must meet specific product development milestones, and upon meeting such milestones, make specific milestone payments to Stanford. The Company must also pay Stanford royalties of 3% of net sales, if any, of Licensed Products (as defined in the Stanford Agreement) and milestone payments of up to $3.7 million dependent upon stage of product development. As of March 31, 2024, no royalties nor milestone payments have been required.

On January 19, 2017, the Company entered into a second license agreement with Stanford, pursuant to which Stanford has granted to the Company a revenue-bearing, world-wide right and exclusive license, with the right to grant sublicenses (on certain conditions), under certain patent rights and related technology for the use of “Bryostatin Compounds and Methods of Preparing the Same,” or synthesized bryostatin, for use in the treatment of neurological diseases, cognitive dysfunction and psychiatric disorders, for the life of the licensed patents. The Company paid Stanford $70,000 upon executing the license and is obligated to pay an additional $10,000 annually as a license maintenance fee. In addition, based upon certain milestones that include product development and commercialization, the Company will be obligated to pay up to an additional $2.1 million and between 1.5% and 4.5% royalty payments on certain revenues generated by the Company relating to the licensed technology. On November 9, 2021, the Company revised the existing licensing agreement with Stanford. The revisions extended all the required future product development and commercialization milestones. The Company is currently in full compliance with the revised agreement and is moving forward on its commitments. As of March 31, 2024, no royalties nor milestone payments have been earned or made.

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

The Company is required to pay Mt. Sinai milestone payments of $2.0 million upon approval of a new drug application (“NDA”) in the United States and an additional $1.5 million for an NDA approval in the European Union or Japan. In addition, the Company is required to pay Mt. Sinai royalties on net sales of licensed product of 2.0% for up to $250 million of net sales and 3.0% of net sales over $250 million. Since inception, the Company has paid Mt. Sinai approximately $200,000 consisting of licensing fees of $125,000 plus development costs and patent fees of approximately $75,000. As of March 31, 2024, no royalties nor milestone payments have been required.

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

In connection with the Supply Agreement, on June 9, 2020, the Company entered into a transfer agreement (the “Transfer Agreement”) with BryoLogyx. Pursuant to the terms of the Transfer Agreement, the Company agreed to assign and transfer to BryoLogyx all of the Company’s right, title and interest in and to that certain Cooperative Research and Development Agreement, dated as of January 29, 2019 (the “CRADA”), by and between the Company and the U.S. Department of Health and Human Services, as represented by the NCI, under which Bryostatin-1’s ability to modulate CD22 in patients with relapsed/refractory CD22+ disease has been evaluated to date. Pursuant to guidance provided by NCI, the Company CRADA has been cancelled and BryoLogyx has initiated a request for a new CRADA in its name. BryoLogyx will be filing its own investigational new drug application (“IND”) for CD22 with the FDA. As consideration for the transfer of rights to the CRADA, BryoLogyx has agreed to pay to the Company 2% of the gross revenue received in connection with the sale of bryostatin products, up to an aggregate payment amount of $1 million. No such revenues have been earned as of March 31, 2024.

Nemours Agreement

On September 5, 2018, the Company announced a collaboration with Nemours A.I. DuPont Hospital (“Nemours”), a premier U.S. children’s hospital, to initiate a clinical trial in children with Fragile X syndrome, a genetic disorder. In addition to the primary objective of safety and tolerability, measurements will be made of working memory, language and other functional aspects such as anxiety, repetitive behavior, executive functioning, and social behavior. On August 5, 2021, the Company announced its memorandum of understanding with Nemours to initiate a clinical trial using Bryostatin-1, under Orphan Drug Status, to treat Fragile X. The Company intends to provide the Bryostatin-1 and obtain the IND, and Nemours intends to provide the clinical site and attendant support for the trial. The Company and Nemours, jointly, will develop the trial protocol. The Company estimates its total trial and IND cost to be approximately $2.0 million. As of March 31, 2024, the Company has incurred cumulative expenses associated with this agreement of approximately $100,000.

The Company has filed an IND with the FDA. The FDA has placed the development of the IND on clinical hold pending completion of further analytics relating to drug pharmacokinetics and pharmacodynamics. The Company is currently evaluating its plans to advance Fragile X development.

Cleveland Clinic

On February 23, 2022, the Company announced its collaboration with Cleveland Clinic to pursue possible treatments for Multiple Sclerosis (“MS”), and on July 19, 2023, the Company announced that it had entered into an agreement with Cleveland Clinic to conduct a Phase 1 trial of Bryostatin-1 in MS. Cleveland Clinic will manage the clinical trial’s implementation, including an IND submission to the FDA and patient enrollment. The total estimated costs associated with this collaboration are approximately $2.0 million. As of March 31, 2024, the Company has paid Cleveland Clinic approximately $375,000 which was expensed during this current quarter.

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

Additionally, the Company agreed to purchase up to four additional convertible preferred notes in a total amount of up to approximately $2,000,000 (or approximately $500,000 per convertible preferred note), subject to Cannasoul achieving certain revenue and expense goals (the “Milestones”) over the next four quarters (the “Milestone Convertible Notes” and, together with the Initial Convertible Note, the “Cannasoul Convertible Notes”) as set forth in the Purchase Agreement. The Company’s purchase of the Preferred Shares, the Initial Convertible Notes and the Milestone Convertible Notes is herein referred to as the “Investment.” If Cannasoul fails to achieve a Milestone, the Company will not be obligated to purchase the applicable Milestone Convertible Note. If Cannasoul achieves a Milestone and the Company fails to purchase the applicable Milestone Convertible Note, Cannasoul will have the right to convert all the Company’s Preferred Shares into Cannasoul’s ordinary shares and the Company will lose certain board appointment rights and certain rights in Cannasoul’s subsidiaries. In January 2024, the Company purchased Milestone Convertible Notes for $500,000 following Cannasoul’s achievement of a Milestone.

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

The Company’s investment in the Preferred Shares represents an investment in an equity security in accordance with ASC 320. The Preferred Shares are convertible at any time after the date of issuance, automatically upon a payment default, an IPO, or the written consent of the holders of a majority of the Preferred Shares. The conversion price is subject to traditional anti-dilution adjustments. The Company will account for its investment in Cannasoul’s Preferred Shares under the equity method of accounting as it was determined the Company has significant influence over Cannasoul based on its board representation and other veto rights per ASC 323-10-15-6 to

The Company has elected to record the equity in earnings of the equity method investment on a three-month lag which is recognized in other comprehensive income (loss). As a result, the Company recorded a loss of $8,600 on its equity method investment during the three months ended March 31, 2024.

The Cannasoul Convertible Notes are not traded in active markets and the fair value was determined using a probability weighted scenario-based model. The Cannasoul Convertible Notes are accounted for as an available-for-sale debt security based on “Level 3” inputs, which consist of unobservable inputs and reflect management’s estimates of assumptions that market participants would use in pricing the asset (i.e., implied market rate, risk free rate, share price, and probability of scenarios). Holding gains and losses are recorded in other comprehensive income (loss).

Below is a summary of activity for the Cannasoul Convertible Notes as of March 31, 2024:

Balance of Cannasoul Convertible Notes as of January 1, 2023	$—
Issued	1,437,598
Change in fair value	902
Balance of Cannasoul Convertible Notes as of December 31, 2023	$1,438,500
Issued	500,000
Change in fair value	(700)
Balance of Cannasoul Convertible Notes as of March 31, 2024	$1,937,800

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

After Neurotrope’s initial Series A Stock financing, the CRE License Agreement required the Company to enter into scope of work agreements with CRE as the preferred service provider for any research and development services or other related scientific assistance and support services. There were no such statements of work agreements entered into during the years ended December 31, 2022 and 2021, respectively, or during the three months ended March 31, 2024.

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

Note 4- Related Party Transactions:

On August 4, 2016, Neurotrope entered into a consulting agreement with SM Capital Management, LLC (“SMCM”), a limited liability company owned and controlled by the Company’s Chairman of the Board, Mr. Joshua N. Silverman (the “Consulting Agreement”). Pursuant to the Consulting Agreement, SMCM shall provide consulting services which shall include, but not be limited to, providing business development, financial communications and management transition services, for a one-year period, subject to annual review thereafter. SMCM’s annual consulting fee is $120,000, payable by the Company in monthly installments of $10,000. This contract was assigned to the Company as of December 1, 2020. For the three months ended March 31, 2024 and 2023, $30,000 is reflected in the Company’s statements of comprehensive loss, respectively.

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

The Company was awarded a $2.7 million grant from the NIH, which will be used to support the 2020 Study, resulting in an estimated net budgeted cost of the 2020 Study to the Company of $8.3 million. The NIH grant provided for funds in the first year, which began in April 2020, of approximately $1.0 million and funding in year two, which began April 2021, of approximately $1.7 million. As of February 22, 2022, virtually all of the NIH grant had been received and offset against the clinical trial costs. The Company incurred approximately $11.2 million of cumulative expenses associated with the current Phase 2 clinical trial as of March 31, 2024. Of the total $11.2 million incurred for the trial as of March 31, 2024, $0 and $0.3 million is reflected in the statement of comprehensive loss for the three months ended March 31, 2024 and 2023, respectively. The 2020 Study was completed in December 2023.

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

The Company incurred approximately $1.6 million of cumulative expenses associated with the current 2022 Study as of March 31, 2024. Of the total $1.6 million incurred for the trial as of March 31, 2024, $0 and approximately $124,000 is reflected in the statement of comprehensive loss for the three months ended March 31, 2024 and 2023, respectively.

Employment Agreements

On December 7, 2020, the Company entered into an offer letter (as amended on August 4, 2022 and June 16, 2023, the “Offer Letter”) with Alan J. Tuchman, M.D., pursuant to which Dr. Tuchman agreed to serve as the Company’s Chief Executive Officer, commencing on December 7, 2020. In addition, in connection with his appointment as the Company’s Chief Executive Officer, Dr. Tuchman was appointed to the board of directors of the Company. Dr. Tuchman receives an annual base salary of $222,000, with an annual discretionary bonus of up to 50% of his base salary then in effect.The term of Dr. Tuchman’s employment pursuant to the Offer Letter is through June 7, 2024, with automatic monthly renewals thereafter unless earlier terminated in accordance with the terms of the Offer Letter. Pursuant to the Offer Letter, if Dr. Tuchman is terminated without cause, Dr. Tuchman shall be entitled to severance equal to six months of Dr. Tuchman’s annual base salary.

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

November 2022 Private Placement

On November 17, 2022, the Company entered into a Securities Purchase Agreement (as amended on May 11, 2023, the “November Purchase Agreement”) with certain accredited investors (the “November Investors”), pursuant to which it agreed to sell to the November Investors (i) an aggregate of 15,000 shares of the Company’s newly-designated Series B convertible preferred stock with a stated value of $1,000 per share (the “Series B Preferred Stock”), initially convertible into up to 77,420 shares of Common Stock at a conversion price of $193.75 per share (the “Series B Preferred Shares”), and (ii) warrants to acquire up to an aggregate of 77,420 shares of Common Stock (the “November Warrants”) (collectively, the “November Private Placement”).

The terms of the Series B Preferred Stock are as set forth in the Certificate of Designations for the Series B Preferred Stock (as amended on March 17, 2023, May 12, 2023 and September 22, 2023, the “Certificate of Designations”). The Series B Preferred Stock will be convertible into Series B Preferred Shares at the election of the holder at any time at an initial conversion price of $193.75 (the “Conversion Price”). The Conversion Price is subject to customary adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustment in the event of any issuances of Common Stock, or securities convertible, exercisable or exchangeable for Common Stock, at a price below the then-applicable Conversion Price (subject to certain exceptions). The Company will be required to redeem the Series B Preferred Stock in 15 equal monthly installments, commencing on June 1, 2023. The amortization payments due upon such redemption are payable, at the Company’s election, in cash, or subject to certain limitations, in shares of Common Stock valued at the lower of (i) the Conversion Price then in effect and (ii) the greater of (A) a 15% discount to the average of the three lowest closing prices of the Common Stock during the thirty trading day period immediately prior to the date the amortization payment is due or (B) the lower of $31.25 and $4.30, which equals 20% of the Minimum Price (as defined in Rule 5635 of the Rule of the Nasdaq Stock Market) on April 14, 2023, the date of receipt of Nasdaq Stockholder Approval (as defined below); provided that if the amount set forth in clause B is the lowest effective price, the Company will be required to pay the amortization payment in cash. The Company may require holders to convert their Series B Preferred Stock into Series B Preferred Shares if the closing price of the Common Stock exceeds $290.625 per share for 20 consecutive trading days and the daily trading volume of the Common Stock exceeds 4,000 shares per day during the same period and certain equity conditions described in the Certificate of Designations are satisfied.

On March 17, 2023, the Company filed an amendment (the “First CoD Amendment”) to the Certificate of Designations with the Secretary of State for the State of Delaware, pursuant to which it amended the terms of the Series B Preferred Stock by revising the definition of “floor price” for purposes of calculating amortization payments, extending the date for the first required amortization payments, extending the deadline for stockholder approval and extending the maturity date to August 31, 2024. On May 12, 2023, the Company filed an amendment (the “Second CoD Amendment”) to the Certificate of Designations with the Secretary of State for the State of Delaware, pursuant to which the Company amended the terms of the Series B Preferred Stock by removing all references to the “Make-Whole Amount”. In connection with the Second CoD Amendment, on May 11, 2023, the Company entered into an amendment to the November Purchase Agreement pursuant to which it agreed to extend the investors’ right of participation in a subsequent financing until the one year anniversary following the later of (x) such time that the Series B Preferred Shares are no longer outstanding and (y) the maturity date of the Series B Preferred Stock. On September 22, 2023, the Company filed an amendment (the “Third CoD Amendment”) to the Certificate of Designations with the Secretary of State for the State of Delaware, pursuant to which the Company amended the terms of the Series B Preferred Stock by providing that the Company and November Investors shall be permitted to mutually agree, in connection with any waiver of an Equity Conditions Failure (as defined in the Certificate of Designations), as to (i) whether the monthly amortization payments made to the Investors will be made in cash or shares of Common Stock, (ii) the methodology for calculating any applicable true-up shares required to be paid in connection with an amortization payment (including whether such true-up shares will be paid in cash or shares of Common Stock) and for calculating the conversion price in connection with any accelerated conversions, and (iii) whether any premium will apply in connection with any payment of true-up shares in cash instead of shares of Common Stock, subject to certain limitations as set forth in the Third CoD Amendment.

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

The November Warrants are exercisable for Warrant Shares immediately at an exercise price of $193.75 per share (the “Exercise Price”) and expire five years from the date of issuance. The Exercise Price is subject to customary adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustment, on a “full ratchet” basis, in the event of any issuances of Common Stock, or securities convertible, exercisable or exchangeable for Common Stock, at a price below the then-applicable Exercise Price (subject to certain exceptions). There is no established public trading market for the November Warrants and the Company does not intend to list the November Warrants on any national securities exchange or nationally recognized trading system.

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

In connection with the November Private Placement, pursuant to an Engagement Letter, between the Company and Katalyst Securities LLC (the “November Placement Agent”), the Company paid the November Placement Agent (i) a cash fee equal to 7% of the gross proceeds from any sale of securities in the November Private Placement and (ii) warrants to purchase shares of Common Stock equal to 3% of the number of shares of Common Stock that the Series B Preferred Shares are initially convertible into, with an exercise price of $193.75 per share and a five-year term.

During the three months ended March 31, 2024, the Company redeemed $3,000,000 of the Series B Preferred Stock and $87,500 of accrued dividends by issuing 106,126 shares of Common Stock through installment conversions and proportionately relieved $2,455,656 of discount related to the redeemed Series B Preferred Stock. During the three months ended March 31, 2024, the Company recognized a deemed dividend of $130,959 related to cash premiums.

As of March 31, 2024 and December 31, 2023, the Company has accrued a liability for installment payments owed to investors in either cash or shares of $6,015,115 and $3,395,945, respectively.

Subsequent to March 31, 2024, and as of May 13, 2024, the Company has issued 147,896 shares of Common Stock in partial satisfaction of the accrued preferred redemption liability.

The Company effected the Reverse Stock Split on April 4, 2024. Pursuant to the terms of the Certificate of Designations and the November Warrants, the exercise price of November Warrants and the conversion price of the Series B Preferred Stock were proportionately adjusted.

Accounting Treatment of November Private Placement

Series B Preferred Shares

Effective March 17, 2023, the Company filed the First CoD Amendment. The First CoD Amendment modified (i) the definition of Floor Price to mean the lower of (i) $31.25 and (ii) 20% of the “Minimum Price” (as defined in Rule 5635 of the Rule of the Nasdaq Stock Market) on the date of receipt of Stockholder Approval (as defined in the Agreement), (ii) the definition of Installment Date to mean June 1, 2023, and thereafter, the first Trading Day of each calendar month immediately following the previous Installment Date until the Maturity Date, and the Maturity Date, and (iii) the definition of Maturity Date to mean August 31, 2023. In accordance with ASC 470-50 and 470-60, the Company has made an accounting policy election to account for amendments of the Series B Preferred Stock as modifications or extinguishments based on the change in fair value of the instrument immediately before and immediately after the amendment. The Company accounted for the First CoD Amendment as an extinguishment as the change in fair value of the Series B Preferred Stock was 34% (greater than ten percent (10%)) immediately before and immediately after. In accordance with ASC 260-10-S99-2, the Company recognized the $5.7 million increase in fair value as a deemed dividend on the statement of operations.

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

The Series B Preferred Shares were determined to be more akin to a debt-like host than an equity-like host. The Company identified the following embedded features that are not clearly and closely related to the debt host instrument: 1) make-whole interest upon a contingent redemption event, 2) make-whole interest upon a conversion event, 3) an installment redemption upon an Equity Conditions Failure (as defined in the Certificate of Designations), and 4) variable share-settled installment conversion. These features were bundled together, assigned probabilities of being affected and measured at fair value. Subsequent changes in fair value of these features are recognized in the Consolidated Statement of Operations. The Company estimated the $2.2 million fair value of the bifurcated embedded derivative at issuance using a Monte Carlo simulation model, with the following inputs: the fair value of the Common Stock of $163.00 on the issuance date, estimated equity volatility of 85.0%, estimated traded volume volatility of 255.0%, the time to maturity of 1.61 years, a discounted market interest rate of 7.3%, dividend rate of 7%, a penalty dividend rate of 15.0%, and probability of default of 8.2%. The fair value of the bifurcated derivative liability was estimated utilizing the with and without method which uses the probability weighted difference between the scenarios with the derivative and the plain vanilla maturity scenario without a derivative.

The discount to the fair value is included as a reduction to the carrying value of the Series B Preferred Shares. During 2022, the Company recorded a total discount of approximately $12.3 million upon issuance of the Series B Preferred Shares, which was comprised of the issuance date fair value of the associated embedded derivative of approximately $2.2 million, stock issuance costs of approximately $0.5 million and the fair value of the Warrants of approximately $9.6 million. During the three months ended March 31, 2024, it was deemed probable that the Series B Preferred Shares will be redeemed for Common Stock upon Installment Redemptions (as defined the Certificate of Designations). As such, the Company recognized $2,455,656 to additional paid-in capital to accrete the Series B Preferred Shares to redemption amount pursuant to ASC 480-10-S99-3A with a corresponding increase in the carrying value of the Series B Preferred Shares.

During the three months ended March 31, 2024 and 2023, the Company recorded a gain of $972,000 and $225,800, respectively. which is recorded in other income (expense) on the statements of comprehensive loss. The Company estimated the $141,000 fair value of the bifurcated embedded derivative at March 31, 2024 using a Monte Carlo simulation model, with the following inputs: the fair value of the Common Stock of $4.75 per share on the valuation date, estimated equity volatility of 120%, estimated traded volume volatility of 215%, the time to maturity of 0.42 years, a discounted market interest rate of 6.2%, dividend rate of 7%, a penalty dividend rate of 15.0%, and probability of default of 2.1%.

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

The Warrants were determined to be within the scope of ASC 480-10 as they are puttable to the Company at Holders’ election upon the occurrence of a Fundamental Transaction (as defined in the agreements). As such, the Company recorded the Warrants as a liability at fair value with subsequent changes in fair value recognized in earnings. The Company utilized the Black Scholes Model to calculate the value of these warrants issued during the year ended December 31, 2023. The fair value of the Warrants of approximately $9.9 million was estimated at the date of issuance using the following weighted average assumptions: dividend yield 0%; expected term of five years; equity volatility of 105%; and a risk-free interest rate of 3.97%.

Transaction costs incurred attributable to the issuance of the Warrants of $0.9 million were immediately expensed in accordance with ASC 480.

During the three months ended March 31, 2024 and 2023, the Company recorded a gain of $58,000 and $588,000, respectively, related to the change in fair value of the warrant liability, which is recorded in other income (expense) on the statements of comprehensive loss. The fair value of the Warrants of approximately $82,000 was estimated at March 31, 2024 utilizing the Black Scholes Model using the following weighted average assumptions: dividend yield 0%; remaining term of 3.63 years; equity volatility of 120%; and a risk-free interest rate of 4.34%.

Reverse Stock Split

At the Company’s annual meeting of stockholders held on December 20, 2023, the stockholders approved an amendment to the Company’s amended and restated certificate of incorporation to effect one reverse stock split of the Company’s outstanding shares of Common Stock, at any ratio between 1-for-8 and 1-for-25. On April 4, 2024, the Company effected the Reverse Stock Split. As a result of the Reverse Stock Split, every 25 shares of the Common Stock outstanding before the Reverse Stock Split was combined and reclassified into one share of Common Stock. These financial statements have been adjusted to retrospectively reflect the Reverse Stock Split.

Based upon the Reverse Stock Split and pursuant to the November Private Placement, the total number of November Warrants held by the November Investors has been adjusted to 3,318,586 with an exercise price of $4.4437 per share. In addition, the Conversion Price is adjusted to $4.4437 per Series A Preferred Share. The effect of these adjustments will be reflected in the Company’s second quarter 2024 financial statements.

Note 7 – Stock Based Compensation:

2020 Equity Incentive Plan

Upon completion of the Spin-Off, the Company’s 2020 Equity Incentive Plan (the “2020 Plan”) became effective on December 7, 2020. On December 20, 2023, the Company held its annual meeting of stockholders at which time the Company’s stockholders approved an amendment to the Company’s 2020 Plan was amended to increase the total number of shares of Common Stock authorized for issuance from 55,000 to an aggregate of 175,000 shares.

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

Stock and Option Grants

The following is a summary of stock option activity under the stock option plans for the three months ended March 31, 2024:

Weighted-
			Average	Aggregate
		Weighted-	Remaining	Intrinsic
	Number	Average	Contractual	Value
	of	Exercise	Term	(in
	Shares	Price	(Years)	millions)
Options outstanding at January 1, 2024	29,674	$153.75	6.15	$—
Options granted	—	$—	—	—
Less options forfeited	—	$—	—	—
Less options expired/cancelled	—	$—	—	—
Less options exercised	—	$—	—	—
Options outstanding at March 31, 2024	29,674	$153.75	5.90	$—
Options exercisable at March 31, 2024	26,474	$169.75	8.30	$—

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing price of the Common Stock, which was $4.70 per share on March 31, 2024 and $6.80 per share on December 31, 2023.

As of March 31, 2024, the Company had unrecognized stock option expense of $0 and a remaining weighted average period for recognition of 0 years.

On April 8, 2024, Synaptogenix granted stock options to four Board members to purchase an aggregate of 3,200 shares of Common Stock. The stock options have an exercise price of $5.39 per share and an expiration date of ten years. They vest on the one-year anniversary from the date of the grant. The Company used the Black Scholes valuation method to determine the fair value of the options assuming the following: implied volatility of 124.35%, a risk free interest rate of 4.43% and have an aggregate fair value of $18,601.

Director’s Compensation Policy

On March 29, 2023, Synaptogenix adopted an amended and restated non-employee director compensation policy (the “Director Compensation Policy”). The Director Compensation Policy provides for the annual automatic grant of nonqualified stock options to purchase up to 800 shares of Synaptogenix’s Common Stock to each of Synaptogenix’s non-employee directors. Such grants shall occur annually on the fifth business day after the filing of Synaptogenix’s Annual Report on Form 10-K, if available under the Plan, and shall vest on the one-year anniversary from the date of grant, subject to the director’s continued service on the Board of Directors on the vesting date. Each newly appointed or elected director will also receive 800 options, and such options shall vest 50% on the grant date, 25% on the first anniversary of the grant date and 25% on the second anniversary of the grant date, subject to the director’s continued service on the Board of Directors on each vesting date. On April 8, 2024, the Company issued options to purchase a total of 3,200 shares of common stock at an exercise price of $5.39 per share to four directors pursuant to the Director Compensation Policy.

The Company recorded total expenses relating to the outstanding stock options of $14,407 and $644,781 for the three months ended March 31, 2024 and 2023, respectively.

Restricted Stock Issuances

On January 5, 2023, the Company issued 3,533 shares of restricted stock to a consultant that was engaged to provide investor relations services with a total fair market value on date of issuance of $100,000 expensed upon issuance. On March 22, 2023, the Company issued 180 shares of restricted stock to a consultant that was engaged to provide investor relations services with a total fair market value on date of issuance of $4,500, expensed upon issuance.

On January 8, 2024, the Company issued 14,641 shares of restricted stock to a consultant that was engaged to provide investor relations services with a total fair market value on date of issuance of $100,000, expensed upon issuance. On March 7, 2024, the Company issued 981 shares of restricted stock to a consultant that was engaged to provide investor relations services with a total fair market value on date of issuance of $4,500, expensed upon issuance.

Stock Compensation Expense

Total stock-based compensation for the three months ended March 31, 2024 and 2023 was $14,407 and 644,781, respectively, of which $0 and $99,726, respectively, was classified as research and development expense, and $14,407 and $545,055 was classified as general and administrative expense, respectively.

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

Note 8 – Common Stock Warrants:

As of March 31, 2024, the Company had warrants outstanding consisting of the following:

Number
of shares
Warrants outstanding January 1, 2023	287,436
Warrants issued	—
Warrants exercised	—
Warrants expired	—
Warrants outstanding and exercisable March 31, 2024	287,436

As of March 31, 2024, the weighted average exercise price and the weighted average remaining life of the total warrants were $296.57 per warrant and 2.41 years, respectively. The intrinsic value of the warrants as of March 31, 2024 was approximately $24,000. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing price of the Common Stock, which was $4.70 per share on March 31, 2024.

Note 9 - Fair Value on a Recurring Basis

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. The estimated fair value of the warrant liability and bifurcated embedded derivatives represent Level 3 measurements. The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at March 31, 2024 and December 31, 2023, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		March 31,	December 31,
Description	Level	2024	2023
Liabilities:
Warrant liability (Note 6)	3	$82,000	$140,000
Bifurcated embedded derivative liability (Note 6)	3	$141,000	$1,113,000

The following table sets forth a summary of the change in the fair value of the warrant liability that is measured at fair value on a recurring basis:

March 31, 2024
Balance on December 31, 2022	$1,510,000
Change in fair value of warrant liability	(1,370,000)
Balance on December 31, 2023	$140,000
Change in fair value of warrant liability	(58,000)
Balance on March 31, 2024	$82,000

The following table sets forth a summary of the change in the fair value of the bifurcated embedded derivative liability that is measured at fair value on a recurring basis:

March 31, 2024
Balance on December 31, 2022	$369,400
Change in fair value of bifurcated embedded derivative	(743,600)
Balance on December 31, 2023	$1,113,000
Change in fair value of warrant liability	(972,000)
Balance on March 31, 2024	$141,000

Note 10 – Subsequent Events

Refer to Notes 6 and 7 for disclosure of applicable subsequent events.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes appearing elsewhere in this report. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included elsewhere in this report and our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Basis of Presentation

The unaudited financial statements for the three months ended March 31, 2024 and 2023 include a summary of our significant accounting policies and should be read in conjunction with the discussion below and our financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included in the financial statements. All such adjustments are of a normal recurring nature.

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

November 2022 Private Placement

On November 17, 2022, we entered into the November Purchase Agreement with the November Investors, pursuant to which we agreed to sell to the November Investors (i) an aggregate of 15,000 shares of Series B Preferred Stock and (ii) November Warrants to acquire up to an aggregate of 77,419 shares of Common Stock. We received total gross proceeds of approximately $15 million from the November Private Placement.

The terms of the Series B Preferred Stock are as set forth in the Certificate of Designations. The Series B Preferred Stock will be convertible into Series B Preferred Shares at the election of the holder at any time at the Conversion Price. The Conversion Price is subject to customary adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustment in the event of any issuances of Common Stock, or securities convertible, exercisable or exchangeable for Common Stock, at a price below the then-applicable Conversion Price (subject to certain exceptions). We will be required to redeem the Series B Preferred Stock in 15 equal monthly installments, commencing on June 1, 2023. The amortization payments due upon such redemption are payable, at our election, in cash, or subject to certain limitations, in shares of Common Stock valued at the lower of (i) the Conversion Price then in effect and (ii) the greater of (A) a 15% discount to the average of the three lowest closing prices of the Common Stock during the thirty trading day period immediately prior to the date the amortization payment is due or (B) the lower of $31.25 and $4.30, which is equal to 20% of the Minimum Price (as defined in Rule 5635 of the Rule of the Nasdaq Stock Market) on April 14, 2023, the date of receipt of Nasdaq Stockholder Approval; provided that if the amount set forth in clause B is the lowest effective price, we will be required to pay the amortization payment in cash. We may require holders to convert their Series B Preferred Stock into Series B Preferred Shares if the closing price of the Common Stock exceeds $290.625 per share for 20 consecutive trading days and the daily trading volume of the Common Stock exceeds 100,000 shares per day during the same period and certain equity conditions described in the Certificate of Designations are satisfied.

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

The November Warrants are exercisable for Warrant Shares immediately at an exercise price of $193.75 per share (the “Exercise Price”) and expire five years from the date of issuance. The Exercise Price is subject to customary adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustment, on a “full ratchet” basis, in the event of any issuances of Common Stock, or securities convertible, exercisable or exchangeable for Common Stock, at a price below the then-applicable Exercise Price (subject to certain exceptions).

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

In connection with the November Private Placement, pursuant to an Engagement Letter with Katalyst Securities LLC (the “November Placement Agent”), we paid the November Placement Agent (i) a cash fee equal to 7% of the gross proceeds from any sale of securities in the November Private Placement and (ii) warrants to purchase shares of Common Stock equal to 3% of the number of shares of Common Stock that the Series B Preferred Shares are initially convertible into, with an exercise price of $193.75 per share and a five-year term.

During the three months ended March 31, 2024 we redeemed $3,000,000 of the Series B Preferred Stock and $87,500 of accrued dividends by issuing 106,126 shares of Common Stock through installment conversions and proportionately relieved $2,455,656 of discount related to the redeemed Series B Preferred Stock. During the three months ended March 31, 2024, we recognized a deemed dividend of $130,959 related to cash premiums.

During the three months ended March 31, 2023 we redeemed $0 of the Series B Preferred Stock and recognized $266,074 of accrued dividends.

As of March 31, 2024 we have accrued a liability for installment payments owed to investors in either cash or shares of $6,015,115.

Results of Most Recent Extended Confirmatory Phase 2 Clinical Trial

On July 23, 2020, we entered into the 2020 Services Agreement with WCT. The 2020 Services Agreement relates to services for our Phase 2 clinical study assessing the safety, tolerability and long-term efficacy of Bryostatin-1 in the treatment of moderately severe AD subjects not receiving memantine treatment. On January 22, 2022, we executed a change order with WCT to accelerate trial subject recruitment totaling approximately $1.4 million. The updated total estimated budget for the services, including pass-through costs, is approximately $11.0 million. As previously disclosed, on January 22, 2020, we were granted a $2.7 million award from the NIH, which award is being used to support the 2020 Study, resulting in a current estimated net budgeted cost of the 2020 Study to us of $8.3 million. Of the $2.7 million grant, virtually all has been received as of February 22, 2022. The 2020 Study was completed in December 2023.

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

Open Label Dose Ranging Clinical Trial

On May 12, 2022, we entered into a services agreement with WCT (the “2022 Services Agreement”). The 2022 Services Agreement relates to services for a Phase 2 “open label,” dose ranging study, clinical trial assessing the safety, tolerability and efficacy of Bryostatin-1 administered via infusion in the treatment of moderately severe to severe AD subjects not receiving memantine treatment (the “2022 Study”).

Pursuant to the terms of the 2022 Services Agreement, WCT provided services to enroll approximately 12 2022 Study subjects. The first 2022 Study site was initiated during the third quarter of 2022. As of March 31, 2024, we incurred approximately $1.6 million of cumulative expenses associated with the 2022 Study. We terminated the 2022 Services Agreement in December 2022. Of the total $1.6 million incurred for the trial as of March 31, 2024, $0 and approximately $124,000 is reflected in the statement of operations for the three months ended March 31, 2024 and 2023, respectively.

Other Development Projects

To the extent resources permit, we may pursue development of selected technology platforms with indications related to the treatment of various disorders, including neurodegenerative disorders such as AD, based on our currently licensed technology and/or technologies available from third party licensors or collaborators.

Nemours Agreement

On September 5, 2018, we announced a collaboration with Nemours, a premier U.S. children’s hospital, to initiate a clinical trial in children with Fragile X. In addition to the primary objective of safety and tolerability, measurements will be made of working memory, language and other functional aspects such as anxiety, repetitive behavior, executive functioning, and social behavior. On August 5, 2021, we announced our memorandum of understanding with Nemours A.I. DuPont Hospital (“Nemours”) to initiate a clinical trial using Bryostatin-1, under Orphan Drug Status, to treat Fragile X. We intend to provide the Bryostatin-1 drug product candidate and obtain the IND and Nemours intends to provide the clinical site and attendant support for the trial. We and Nemours, jointly, will develop the trial protocol. We currently estimate our total trial and IND cost to be approximately $2 million. As of March 31, 2024, we have incurred cumulative expenses associated with this agreement of approximately $100,000.

We have filed for an IND with the FDA. The FDA has placed the development of the IND on clinical hold pending completion of further analytics relating to drug pharmacokinetics and pharmacodynamics. We are currently evaluating our plans to advance Fragile X development.

Cleveland Clinic

On February 23, 2022, we announced our collaboration with Cleveland Clinic to pursue possible treatments for MS, and on July 19, 2023, we announced that we had entered into an agreement with Cleveland Clinic to conduct a Phase 1 trial of Bryostatin-1 in MS. Cleveland Clinic will manage the clinical trial’s implementation, including an IND submission to the FDA and patient enrollment. The total estimated costs associated with this collaboration are approximately $2.0 million. As of March 31, 2024, we have paid Cleveland Clinic approximately $375,000 which was expensed during the current quarter.

Results of Operations

Comparison of the three months ended March 31, 2024 and 2023

The following table summarizes our results of operations for the three months ended March 31, 2024 and 2023:

	Three Months ended
	March 31,		Dollar
	2024	2023	Change	% Change
Operating Expenses:
Research and development expenses	$609,249	$877,717	$(268,468)	(30.6)%
General and administrative expenses	$1,082,245	$2,044,224	$(961,979)	(47.1)%
Other income, net	$1,484,795	$1,210,157	$274,638	22.7%
Net loss	$(206,699)	$(1,711,784)	$1,505,085	(87.9)%

Operating Expenses

Overview

Total operating expenses for the three months ended March 31, 2024 were $1,691,494 as compared to $2,921,941 for the three months ended March 31, 2023, a decrease of approximately 42.1%. The decrease in total operating expenses is due to the decrease in research and development activities and general and administrative expenses.

Research and Development Expenses

For the three months ended March 31, 2024, we incurred $609,249 in research and development expenses as compared to $877,717 for the three months ended March 31, 2023, a decrease of approximately 30.6%. These expenses were incurred primarily in connection with developing the potential AD therapeutic product and the initiation of the MS trial with Cleveland Clinic. Of these expenses, for the three months ended March 31, 2024, $421,823 was incurred principally relating to our current MS clinical trial and our storage of drug product, $170,444 for clinical consulting services, $7,104 of amortization of prepaid licensing fees relating to the Stanford License Agreement and Mount Sinai Agreement, 9,878 for development of alternative drug supply with Stanford University; comparatively, for the three months ended March 31, 2023, $675,262 was incurred principally relating to our confirmatory clinical trial and related storage of drug product, $81,746 for clinical consulting services, $5,261 of amortization of prepaid licensing fees relating to the Stanford License Agreement and Mount Sinai Agreement, $15,722 for development of alternative drug supply with Stanford University and $99,726 of non-cash stock options compensation expense.

Our research and development expenses have significantly decreased as our current Phase 2 clinical trial for AD was concluded by the end of 2023 and our Phase 2 dose ranging study was discontinued partially offset by the initiation of our MS clinical trial. Other development expenses might increase, as our resources permit, in order to advance our potential products. We are continuing to determine how to proceed with respect to our other current development programs for Bryostatin-1.

General and Administrative Expenses

We incurred $1,082,244 and $2,044,224 of general and administrative expenses for the three months ended March 31, 2024 and 2023, respectively, a decrease of approximately 47.1%. During the three months ended March 31, 2024, $342,659 was incurred primarily for wages, bonuses, vacation pay, severance, taxes and insurance, versus $319,762 for the three months ended March 31, 2023; $113,656 was incurred for legal expenses versus $281,681 for the 2023 comparable period. The higher legal fees for 2023 is based upon the prior year’s increased fees for special stockholder vote requirements and for regulatory compliance; $262,002 was incurred for outside operations consulting services during the three months ended March 31, 2024, versus $250,300 for the comparable period in 2023; $34,881 was incurred for travel expenses during the three months ended March 31, 2024, versus $22,897 for the comparable period in 2023 as post-COVID travel has increased; $164,732 was incurred for investor relations services during the three months ended March 31, 2024, versus $184,661 for the comparable period in 2023; $20,713 was incurred for professional fees associated with auditing, financial, accounting and tax advisory services during the three months ended March 31, 2024, versus $121,324 for the comparable period in 2023. The decrease for the current period is primarily attributable to additional audit work for the November Private Placement and auditor change in 2023; $154,965 was incurred for insurance during the three months ended March 31, 2024, versus $193,723 for the comparable period in 2023; $(25,771) was incurred for utilities, supplies, license fees, filing costs, rent, advertising and other during the three months ended March 31, 2024, versus $124,821 for the comparable period in 2023. We overpaid franchise taxes which have been credited for the current fiscal quarter; and $14,407 was recorded as non-cash stock options compensation expense during the three months ended March 31, 2024, versus $545,055 for the comparable period in 2023.

Other Income / Expense

We recognized total other income of $1,484,795 for the three months ended March 31, 2024 as compared to a total other income of $1,210,157 for the three months ended March 31, 2023, which consisted, for 2024 and 2023, of interest income on funds deposited in interest bearing money market accounts and investments in short-term US treasury bills and changes in fair value of warrant liability and derivative liability. The increase in interest income and unrealized gains on treasury bills totaling $463,395 for the three months ended March 31, 2023 is primarily attributable to the increase in money market interest income rates. The total increase is primarily attributable to the increase in interest income of $18,679, the unrealized gains in marketable securities of $48,359 and the increase in change in fair value of derivative liability of $746,200 partially offset by the decrease in change in fair value of warrant liability of $530,000.

Net loss

We recognized losses of $206,699 and $1,711,784 for the three months ended March 31, 2024 and 2023, respectively. The decreased loss was primarily attributable to the increase in other income and the decreases in net research and development expenses associated with our clinical trials and decrease in general and administrative expenses.

Financial Condition, Liquidity and Capital Resources

Cash and Working Capital

Since inception, we have incurred negative cash flows from operations. As of March 31, 2024, we had working capital of $22,528,628 as compared to working capital of $26,256,291 as of December 31, 2023. The $3,727,663 decrease in working capital was primarily attributable to approximately $1.7 million of operating expenses, increase in preferred stock liabilities of approximately $2.6 million and uses of cash of approximately $0.7 million partially offset by non-cash expenses of approximately $0.9 million and interest income of approximately $0.4 million.

We expect that our current cash and cash equivalents of approximately $25.9 million will be sufficient to support our projected operating requirements for at least the next 12 months from the date of this Quarterly Report on Form 10-Q, which would include the continuing development of Bryostatin-1, our novel drug candidate targeting the activation of PKCε, our initiation and possible development of a therapeutic for MS and other possible therapeutics.

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

	Three Months Ended March 31,
	2024	2023
Cash used in operating activities	$1,831,541	$1,695,812
Cash used in investing activities	500,000	2,038
Cash used in (provided by) financing activities	—	—

Net Cash Used in Operating Activities

Cash used in operating activities was $1,831,541 for the three months ended March 31, 2024, compared to $1,695,812 for the three months ended March 31, 2023. The $135,729 increase primarily resulted from the increase in prepaid expenses of approximately $0.5 million, the increase in accounts payable and accrued expenses of approximately $0.3 million, the changes in fair value of non-cash warrant and derivative liabilities totaling approximately $0.2 and the decrease in non-cash stock-based compensation and consulting fees of approximately $0.6 million, partially offset by the decrease in net loss of approximately $1.5 million.

Net Cash Used in Investing Activities

Net cash used in investing activities was $500,000 for the three months ended March 31, 2024 compared to $2,038 for the three months ended March 31, 2023. The cash used in investing activities for the three months ended March 31, 2024 was for the purchase of available for sale debt securities versus capital expenditures for three months ended March 31, 2023.

Net Cash Used in / Provided by Financing Activities

Net cash used in financing activities was $0 for the three months ended March 31, 2024 and 2023, respectively.

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

We previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, that our management, including our Chairman of the Board, principal executive officer and principal financial and accounting officer, assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in the 2013 Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by the Annual Report on Form 10-K for the fiscal year ended December 31, 2023, such internal controls and procedures were not effective to detect the inappropriate application of US generally accepted accounting principles.

Based on management’s review, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of March 31, 2024. Notwithstanding the material weaknesses described above, our management, including the Chief Executive Officer and Chief Financial Officer, has concluded that financial statements, and other financial information included in this Quarterly Report on Form 10-Q, fairly present in all material respects our financial condition, results of operations, and cash flows as of and for the periods presented in this Quarterly Report on Form 10-Q.

Changes in Internal Controls over Financial Reporting

There was no change in our internal controls over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

You should carefully review and consider the information regarding certain factors that could materially affect our business, consolidated financial condition or results of operations set forth under Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. There have been no material changes from the risk factors disclosed in such Form 10-K. We may disclose changes to risk factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On March 7, 2024, we issued 981 shares of Common Stock to Neil Cataldi in exchange for investor relations services.

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

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

During the fiscal quarter ended March 31, 2024, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits.

Exhibit Number

3.1

Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Synaptogenix, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on April 4, 2024).

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

101

The following financial information from this Quarterly Report on Form 10-Q for the period ended March 31, 2024, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Statements of Operations; (ii) the Condensed Balance Sheets; (iii) the Condensed Statements of Cash Flows; and (iv) the Notes to Financial Statements, tagged as blocks of text.

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

Synaptogenix, Inc.

Date: May 15, 2024	By:	/s/ Alan J. Tuchman, M.D.
Alan J. Tuchman, M.D.
Chief Executive Officer
(principal executive officer)

Date: May 15, 2024	By:	/s/ Robert Weinstein
Robert Weinstein
Chief Financial Officer, Executive Vice President, Secretary and Treasurer (principal financial officer and principal accounting officer)