Form 10-Q
period 2024-06-30
Synaptogenix, Inc.
filed 2024-08-14
CIK 1571934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

As of August 13, 2024, there were 1,314,309 shares of the registrant’s common stock, $0.0001 par value per share, issued and outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements. These statements, identified by words such as “plan,” “anticipate,” “believe,” “estimate,” “should,” “expect” and similar expressions, include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, the significant length of time associated with drug development and related insufficient cash flows and resulting illiquidity, our patent portfolio, our inability to expand our business, significant government regulation of pharmaceuticals and the healthcare industry, lack of product diversification, availability of our raw materials, existing or increased competition, stock volatility and illiquidity, and our failure to implement our business plans or strategies. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. You should carefully review this report in its entirety, including but not limited to our financial statements and the notes thereto and the risks described in Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the Securities and Exchange Commission (the “SEC”) on April 1, 2024, as updated in our quarterly reports and current reports filed with the SEC from time to time. We advise you to carefully review the reports and documents we file from time to time with the SEC including our current reports on Form 8-K. Except for our ongoing obligations to disclose material information under securities laws, we undertake no obligation to publicly release any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

SYNAPTOGENIX, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2024	2023
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$24,976,423	$28,661,498
Prepaid Clinical trial expenses	—	375,085
Available for sale debt security	2,437,900	1,438,500
Prepaid expenses and other current assets	411,150	57,677

TOTAL CURRENT ASSETS	27,825,473	30,532,760

Equity method investment	543,952	562,402

Fixed assets, net of accumulated depreciation	15,789	18,505

TOTAL ASSETS	$28,385,214	$31,113,667

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$475,330	$444,633
Accrued expenses	47,521	435,891
Accrued Series B Convertible Preferred payments payable	8,829,761	3,395,945

TOTAL CURRENT LIABILITIES	9,352,612	4,276,469

Warrant liability	236,000	140,000
Derivative liability	—	1,113,000

TOTAL LIABILITIES	9,588,612	5,529,469

Commitments and contingencies

Series B Convertible redeemable preferred stock, $.0001 par value and $1,000 face value, 1,000,000 shares authorized; 0 and 6,000 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively. Liquidation preference of $0 plus dividends accrued at 7% per annum of $874,228 as of June 30, 2024.	—	1,236,940

STOCKHOLDERS’ EQUITY
Common stock - 150,000,000 shares authorized, $0.0001 par value; 1,254,309 shares issued and outstanding as of June 30, 2024 and 963,489 shares issued and outstanding as of December 31, 2023. *	127	96
Additional paid-in capital	54,261,123	57,957,008
Accumulated other comprehensive income	302	902
Accumulated deficit	(35,464,950)	(33,610,748)

TOTAL STOCKHOLDERS’ EQUITY	18,796,602	24,347,258

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$28,385,214	$31,113,667

* Adjusted to reflect the impact of the 1:25 reverse stock split that became effective on April 4, 2024.

See accompanying notes to condensed financial statements.

SYNAPTOGENIX, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2024	2023	2024	2023
OPERATING EXPENSES:
Research and development	$342,068	$307,211	$951,317	$1,184,928
General and administrative	1,238,899	1,522,502	2,321,144	3,566,726
TOTAL OPERATING EXPENSES	1,580,967	1,829,713	3,272,461	4,751,654

OTHER INCOME:
Interest income	330,508	427,159	793,903	823,516
Share of net loss in equity investment	(9,850)	—	(18,450)	—
Change in fair value of warrant liability	(154,000)	(207,000)	(96,000)	381,000
Change in fair value of derivative liability	141,000	(2,484,400)	1,113,000	(2,258,600)
TOTAL OTHER INCOME (LOSS)	307,658	(2,264,241)	1,792,453	(1,054,084)

Net loss before income taxes	1,273,309	4,093,954	1,480,008	5,805,738

Provision for income taxes	—	—	—	—

Net loss	1,273,309	4,093,954	1,480,008	5,805,738

Preferred Stock dividends	155,735	423,575	374,194	689,649
Deemed dividend - preferred stock extinguishment	—	5,693,000	—	5,693,000

Net Loss attributable to common stockholders	$1,429,044	$10,210,529	$1,854,202	$12,188,387

Change in fair value of available for sale debt security	100	—	(600)	—

Net comprehensive loss	$1,428,944	$10,210,529	$1,854,802	$12,188,387

PER SHARE DATA:

Basic and diluted loss per common share *	$1.18	$34.67	$1.64	$41.41

Basic and diluted weighted average common shares outstanding *	1,206,600	294,500	1,128,100	294,300

* Adjusted to reflect the impact of the 1:25 reverse stock split that became effective on April 4, 2024.

See accompanying notes to condensed financial statements.

SYNAPTOGENIX, INC.

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY *

(Unaudited)

	Three Months Ended June 30, 2023
					Additional		Accumulated Other
	Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Total

Balance April 1, 2023	15,000	$2,721,723	294,394	$29	$53,273,742	$(21,809,375)	$—	$31,464,396

Stock based compensation	—	—	—	—	334,416	—	—	334,416

Issuance of common stock for consulting fees	—	—	217	1	4,499	—	—	4,500

Accrued preferred stock dividends	—	—	—	—	—	(423,575)	—	(423,575)

Preferred stock dividends paid	—	(423,575)	—	—	—	—	—	—

Reclassification of accrued dividends upon probable redemption of preferred stock	—	165,375	—	—	—	—	—	—

Deemed dividend - preferred stock extinguishment	—	423,575	—	—	5,693,000	(5,693,000)	—	—

Preferred stock redemptions	(1,000)	(1,000,000)	—	—	—	—	—	—

Accrual of preferred stock and dividend redemption	—	(2,265,375)	—	—	—	—	—	—

Preferred stock accretion	—	2,455,656	—	—	(2,455,656)	—	—	(2,455,656)

Net loss	—	—	—	—	—	(4,093,954)	—	(4,093,954)

Balance June 30, 2023	$14,000	$2,077,379	294,611	$30	$56,850,001	$(32,019,904)	$—	$24,830,127

	Three Months Ended June 30, 2024
					Additional		Accumulated Other
	Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Total

Balance April 1, 2024	3,000	$823,555	1,085,137	$109	$56,088,576	$(34,035,906)	$202	$22,052,981

Stock based compensation	—	—	—	—	3,420	—	—	3,420

Issuance of common stock for consulting fees	—	—	1,079	1	4,500	—	—	4,501

Preferred stock dividends	—	35,000	—	—	—	(35,000)	—	(35,000)

Reclassification of accrued dividends upon probable redemption of preferred stock	—	—	—	—	—	—	—	—

Deemed dividends on preferred stock	—	120,735	—	—	—	(120,735)	—	(120,735)

Deemed dividend - preferred stock extinguishment	—	—	—	—	—	—	—	—

Preferred stock redemptions and conversions	(1,000)	(620,300)	168,093	17	620,283	—	—	620,300

Accrual of preferred stock and dividend redemption	(2,000)	(2,814,646)	—	—	—	—	—	—

Preferred stock accretion	—	2,455,656	—	—	(2,455,656)	—	—	(2,455,656)

Comprehensive income	—	—	—	—	—	—	100	100

Net loss	—	—	—	—	—	(1,273,309)	—	(1,273,309)

Balance Jule 30, 2024	—	$—	1,254,309	$127	$54,261,123	$(35,464,950)	$302	$18,796,602

	Six Ended June 30, 2023
					Additional		Accumulated Other
	Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Total

Balance January 1, 2023	15,000	$2,721,723	290,681	$29	$52,524,461	$(19,831,517)	$—	$32,692,973

Stock based compensation	—	—	—	—	979,197	—	—	979,197

Issuance of common stock for consulting fees	—	—	3,930	1	108,999	—	—	109,000

Accrued preferred stock dividends	—	—	—	—	—	(689,649)	—	(689,649)

Preferred stock dividends paid	—	(689,649)	—	—	—	—	—	—

Reclassification of accrued dividends upon probable redemption of preferred stock	—	165,375	—	—	—	—	—	—

Deemed dividend - preferred stock extinguishment	—	689,649	—	—	5,693,000	(5,693,000)	—	—

Preferred stock redemptions and conversions	(1,000)	(1,000,000)	—	—	—	—	—	—

Accrual of preferred stock and dividend redemption	—	(2,265,375)	—	—	—	—	—	—

Preferred stock accretion	—	2,455,656	—	—	(2,455,656)	—	—	(2,455,656)

Comprehensive income (loss)	—	—	—	—	—	—	—	—

Net loss	—	—	—	—	—	(5,805,738)	—	(5,805,738)

Balance June 30, 2023	$14,000	$2,077,379	294,611	$30	$56,850,001	$(32,019,904)	$—	$24,830,127

	Six Months Ended June 30, 2024
					Additional		Accumulated Other
	Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Total

Balance January 1, 2024	6,000	$1,236,940	963,389	$96	$57,957,008	$(33,610,748)	$902	$24,347,258

Stock based compensation	—	—	—	—	17,827	—	—	17,827

Issuance of common stock for consulting fees	—	—	16,701	3	108,998	—	—	109,001

Preferred stock dividends	—	122,500	—	—	—	(122,500)	—	(122,500)

Reclassification of accrued dividends upon probable redemption of preferred stock	—	—	—	—	—	—	—	—

Deemed dividends on preferred stock	—	251,694	—	—	—	(251,694)	—	(251,694)

Deemed dividend - preferred stock extinguishment	—	—	—	—	—	—	—	—

Preferred stock redemptions and conversions	(2,000)	(1,088,630)	274,219	28	1,088,602	—	—	1,088,630

Accrual of preferred stock and dividend redemption	(4,000)	(5,433,816)	—	—	—	—	—	—

Preferred stock accretion	—	4,911,312	—	—	(4,911,312)	—	—	(4,911,312)

Comprehensive income (loss)	—	—	—	—	—	—	(600)	(600)

Net loss	—	—	—	—	—	(1,480,008)	—	(1,480,008)

Balance June 30, 2024	—	$—	1,254,309	$127	$54,261,123	$(35,464,950)	$302	$18,796,602

* Adjusted to reflect the impact of the 1:25 reverse stock split that became effective on April 4, 2024.

See accompanying notes to condensed financial statements.

SYNAPTOGENIX, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2024	June 30, 2023
CASH FLOW USED IN OPERATING ACTIVITIES
Net loss	$1,480,008	$5,805,738
Adjustments to reconcile net loss to net cash used by operating activities
Stock based compensation	17,827	979,197
Change in fair value of warrant liability	96,000	(381,000)
Change in fair value of derivative liability	(1,113,000)	2,258,600
Share of net loss in equity investment	18,450	—
Consulting services paid by issuance of common stock	109,001	109,000
Depreciation expense	2,716	3,414
Change in assets and liabilities:
Decrease in prepaid expenses and other current assets	21,612	590,864
Increase (decrease) in accounts payable	30,697	(221,059)
Decrease in accrued expenses	(388,370)	(468,577)
	(1,205,067)	2,870,439

Net Cash Used in Operating Activities	(2,685,075)	(2,935,299)

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchase of available for sale debt security	(1,000,000)	—
Purchase of fixed assets	—	(2,707)

Net Cash Used in Investing Activities	(1,000,000)	(2,707)

CASH FLOWS FROM FINANCING ACTIVITIES
Redemption of Series B Convertible Preferred Stock	—	(1,000,000)
Dividends on Series B Convertible Preferred Stock	—	(641,064)

Net Cash Provided by (Used in) Financing Activities	—	(1,641,064)

NET DECREASE IN CASH AND EQUIVALENTS	(3,685,075)	(4,579,070)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	28,661,498	37,478,480

CASH AND EQUIVALENTS AT END OF PERIOD	$24,976,423	$32,899,410

DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of Common Stock for Series B Convertible Preferred Stock installment conversions	$1,088,630	$—
Accretion of Series B Convertible Preferred Stock to redemption value	$4,911,312	$—
Accrual of Series B Convertible Preferred Stock and Dividend Redemption	$5,433,816	$266,074
Change in fair value of available for sale debt security	$(600)	$—

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

On April 22, 2024, Nasdaq informed the Company that it had regained compliance with the Minimum Bid Price Requirement and that the matter was closed.

Reverse Stock Split

On April 4, 2024, the Company effected the Reverse Stock Split. All share and per share information in this quarterly report have been retroactively adjusted to reflect the Reverse Stock Split.

Liquidity Uncertainties

As of June 30, 2024, the Company had approximately $25.0 million in cash and cash equivalents as compared to $28.7 million at December 31, 2023. The Company expects that its current cash and cash equivalents, approximately $24.4 million as of the date of this Quarterly Report on Form 10-Q, will be sufficient to support its projected operating requirements and financial commitments for at least the next 12 months from the date of this Quarterly Report. The operating requirements include the current development plans for Bryostatin-1, the Company’s novel drug candidate targeting the activation of Protein Kinase C Epsilon and other development projects. The financial commitments include the potential redemption of the Series B Convertible Preferred Stock for cash.

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

Note 2 – Summary of Significant Accounting Policies:

Basis of Presentation:

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the unaudited condensed financial statements included herein contain all adjustments necessary to present fairly the Company’s financial position and the results of its operations and cash flows for the interim periods presented. Such adjustments are of a normal recurring nature. The results of operations for the three and six months ended June 30, 2024 may not be indicative of results for the full year. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and the notes to those statements for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K filed with the SEC on April 1, 2024.

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

As all potentially dilutive securities are anti-dilutive as of June 30, 2024 and 2023, diluted net loss per share is the same as basic net loss per share for the three and six months ended June 30, 2024 and 2023.

The weighted average dilutive securities that have been excluded from the calculation of diluted net loss per share for the three and six months ended June 30, 2024 and 2023 respectively, because to do so would be anti-dilutive (in Common Stock equivalents), are as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Common Stock Options	32,625	29,674	31,133	5,137
Convertible Preferred Stock	1,987,029	715,068	1,987,029	715,068
Common Stock Warrants	287,436	287,436	287,436	234,211
Total	2,307,090	1,032,178	2,305,598	954,416

Cash and Cash Equivalents and Concentration of Credit Risk:

The Company considers all highly liquid cash investments with an original maturity of three months or less when purchased to be cash equivalents. At June 30, 2024, the Company’s cash balances that exceed the current insured amounts under the Federal Deposit Insurance Corporation (“FDIC”) were approximately $0.7 million. In addition, approximately $24.3 million included in cash and cash equivalents were invested in a money market fund and in U.S. treasury bills, which is not insured under the FDIC.

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

Research and Development Costs:

All research and development costs, including costs to maintain or expand the Company’s patent portfolio licensed from CRE are expensed when incurred. Non-refundable advance payments for research and development are capitalized because the right to receive those services represents an economic benefit. Such capitalized advances will be expensed when the services occur and the economic benefit is realized. There were no capitalized research and development services, other than non-refundable advance payments as mentioned below for The Cleveland Clinic Foundation (“Cleveland Clinic”), at June 30, 2024 and December 31, 2023.

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

The Company had federal operating loss carryforwards for income tax purposes of approximately $97.3 million for the period from October 31, 2012 (inception) through June 30, 2024. The net operating loss carryforwards and other deferred tax assets resulted in Federal and state deferred tax assets of approximately $30.9 million at June 30, 2024. Income tax effects of share-based payments are recognized in the financial statements for those awards that will normally result in tax deductions under existing tax law. However, the deferred tax asset is offset by a full valuation allowance.

The Company may be subject to significant U.S. federal income tax-related liabilities with respect to the Spin-Off if there is a determination that the Spin-Off is taxable for U.S. federal income tax purposes. In connection with the Spin-Off, the Company believes that, among other things, the Spin-Off should qualify as a tax-free transaction for U.S. federal income tax purposes under Section 355 and Section 368(a)(1)(D) of the Internal Revenue Code of 1986 (the “Code”). If the conclusions of the tax opinions are not correct, or if the Spin-Off is otherwise ultimately determined to be a taxable transaction, the Company would be liable for U.S. federal income tax related liabilities. Pursuant to the Separation and Distribution Agreement and the Tax Matters Agreement, Neurotrope agreed to indemnify Synaptogenix for certain liabilities, and Synaptogenix agreed to indemnify Neurotrope for certain liabilities, in each case for uncapped amounts. Indemnities that Synaptogenix may be required to provide Neurotrope are not subject to any cap, may be significant and could negatively impact Synaptogenix’s business, particularly with respect to indemnities provided in the Tax Matters Agreement. Third parties could also seek to hold Synaptogenix responsible for any of the liabilities that Neurotrope has agreed to retain. Further, the indemnity from Neurotrope may not be sufficient to protect Synaptogenix against the full amount of such liabilities, and Neurotrope may not be able to fully satisfy its indemnification obligations. Moreover, even if Synaptogenix ultimately succeeds in recovering from Neurotrope any amounts for which Synaptogenix is held liable, Synaptogenix may be temporarily required to bear these losses. At June 30, 2024 and as of the date of financial statement issuance date, the Company does not have any indemnification liabilities.

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

Recently Issued Accounting Pronouncements Adopted and Not Yet Adopted:

As of June 30, 2024 and for the six months then ended, there were no recently issued accounting standards adopted or not yet adopted which would have a material effect on the Company’s financial statements.

Note 3– Collaborative Agreements and Commitments:

Stanford License Agreements

On May 12, 2014, the Company entered into a license agreement (the “Stanford Agreement”) with The Board of Trustees of The Leland Stanford Junior University (“Stanford”), pursuant to which Stanford has granted to the Company a revenue-bearing, world-wide right and exclusive license, with the right to grant sublicenses (on certain conditions), under certain patent rights and related technology for the use of bryostatin structural derivatives, known as “bryologs,” for use in the treatment of central nervous system disorders, lysosomal storage diseases, stroke, cardio protection and traumatic brain injury, for the life of the licensed patents. The Company is required to use commercially reasonable efforts to develop, manufacture and sell products (“Licensed Products”) in the Licensed Field of Use (as defined in the Stanford Agreement) during the term of the licensing agreement which expires upon the termination of the last valid claim of any licensed patent under this agreement. In addition, the Company must meet specific product development milestones, and upon meeting such milestones, make specific milestone payments to Stanford. The Company must also pay Stanford royalties of 3% of net sales, if any, of Licensed Products (as defined in the Stanford Agreement) and milestone payments of up to $3.7 million dependent upon stage of product development. As of June 30, 2024, no royalties nor milestone payments have been required.

On January 19, 2017, the Company entered into a second license agreement with Stanford, pursuant to which Stanford has granted to the Company a revenue-bearing, world-wide right and exclusive license, with the right to grant sublicenses (on certain conditions), under certain patent rights and related technology for the use of “Bryostatin Compounds and Methods of Preparing the Same,” or synthesized bryostatin, for use in the treatment of neurological diseases, cognitive dysfunction and psychiatric disorders, for the life of the licensed patents. The Company paid Stanford $70,000 upon executing the license and is obligated to pay an additional $10,000 annually as a license maintenance fee. In addition, based upon certain milestones that include product development and commercialization, the Company will be obligated to pay up to an additional $2.1 million and between 1.5% and 4.5% royalty payments on certain revenues generated by the Company relating to the licensed technology. On November 9, 2021, the Company revised the existing licensing agreement with Stanford. The revisions extended all the required future product development and commercialization milestones. The Company is currently in full compliance with the revised agreement and is moving forward on its commitments. As of June 30, 2024, no royalties nor milestone payments have been earned or made.

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

The Company is required to pay Mt. Sinai milestone payments of $2.0 million upon approval of a new drug application (“NDA”) in the United States and an additional $1.5 million for an NDA approval in the European Union or Japan. In addition, the Company is required to pay Mt. Sinai royalties on net sales of licensed product of 2.0% for up to $250 million of net sales and 3.0% of net sales over $250 million. Since inception, the Company has paid Mt. Sinai approximately $200,000 consisting of licensing fees of $125,000 plus development costs and patent fees of approximately $75,000. As of June 30, 2024, no royalties nor milestone payments have been required.

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

In connection with the Supply Agreement, on June 9, 2020, the Company entered into a transfer agreement (the “Transfer Agreement”) with BryoLogyx. Pursuant to the terms of the Transfer Agreement, the Company agreed to assign and transfer to BryoLogyx all of the Company’s right, title and interest in and to that certain Cooperative Research and Development Agreement, dated as of January 29, 2019 (the “CRADA”), by and between the Company and the U.S. Department of Health and Human Services, as represented by the NCI, under which Bryostatin-1’s ability to modulate CD22 in patients with relapsed/refractory CD22+ disease has been evaluated to date. Pursuant to guidance provided by NCI, the Company CRADA has been cancelled and BryoLogyx has initiated a request for a new CRADA in its name. BryoLogyx will be filing its own investigational new drug application (“IND”) for CD22 with the FDA. As consideration for the transfer of rights to the CRADA, BryoLogyx has agreed to pay to the Company 2% of the gross revenue received in connection with the sale of bryostatin products, up to an aggregate payment amount of $1 million. No such revenues have been earned as of June 30, 2024.

Nemours Agreement

On September 5, 2018, the Company announced a collaboration with Nemours A.I. DuPont Hospital (“Nemours”), a premier U.S. children’s hospital, to initiate a clinical trial in children with Fragile X syndrome, a genetic disorder. In addition to the primary objective of safety and tolerability, measurements will be made of working memory, language and other functional aspects such as anxiety, repetitive behavior, executive functioning, and social behavior. On August 5, 2021, the Company announced its memorandum of understanding with Nemours to initiate a clinical trial using Bryostatin-1, under Orphan Drug Status, to treat Fragile X. The Company intends to provide the Bryostatin-1 and obtain the IND, and Nemours intends to provide the clinical site and attendant support for the trial. The Company and Nemours, jointly, will develop the trial protocol. The Company estimates its total trial and IND cost to be approximately $2.0 million. As of June 30, 2024, the Company has incurred cumulative expenses associated with this agreement of approximately $100,000.

The Company has filed an IND with the FDA. The FDA has placed the development of the IND on clinical hold pending completion of further analytics relating to drug pharmacokinetics and pharmacodynamics. The Company is currently evaluating its plans to advance Fragile X development.

Cleveland Clinic

On February 23, 2022, the Company announced its collaboration with Cleveland Clinic to pursue possible treatments for Multiple Sclerosis (“MS”), and on July 19, 2023, the Company announced that it had entered into an agreement with Cleveland Clinic to conduct a Phase 1 trial of Bryostatin-1 in MS. Cleveland Clinic will manage the clinical trial’s implementation, including an IND submission to the FDA and patient enrollment. The total estimated costs associated with this collaboration are approximately $2.0 million. As of June 30, 2024, the Company has incurred expenses owed to Cleveland Clinic of approximately $590,000 of which approximately $215,000 was expensed during this current quarter.

LSU Health New Orleans’ Neuroscience Center of Excellence (“LSU Health”)

Effective June 20, 2024, the Company signed a collaboration agreement with the Louisiana State University Health Sciences Center (‘LSU Health”) to pursue pre-clinical testing of the Company’s polyunsaturated fatty acid (“PUFA”) analogs as a treatment for spinal cord injury (“SCI”). The Company also announced that the US Patent and Trademark Office (USPTO) recently issued US Patent No. 12,016,837 titled 'Halogenated Esters of Cyclopropanated Unsaturated Fatty Acids for Use in the Treatment of Neurodegenerative Diseases,' covering its family of analogs. Synaptogenix holds exclusive rights to its PUFA analogs pursuant to a licensing agreement with Cognitive Research Enterprises, Inc. (“CRE”), formerly known as the Blanchette Rockefeller Neurosciences Institute. The studies will compare the analogs with Bryostatin in SCI. The total estimated costs associated with this collaboration are approximately $200,000. As of June 30, 2024, the Company has paid amounts owed to LSU Health and its affiliates of $50,000 of which $0 was expensed during the three months ended June 30, 2024.

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

Additionally, the Company agreed to purchase up to four additional convertible preferred notes in a total amount of up to approximately $2,000,000 (or approximately $500,000 per convertible preferred note), subject to Cannasoul achieving certain revenue and expense goals (the “Milestones”) over the next four quarters (the “Milestone Convertible Notes” and, together with the Initial Convertible Note, the “Cannasoul Convertible Notes”) as set forth in the Purchase Agreement. The Company’s purchase of the Preferred Shares, the Initial Convertible Notes and the Milestone Convertible Notes is herein referred to as the “Investment.” If Cannasoul fails to achieve a Milestone, the Company will not be obligated to purchase the applicable Milestone Convertible Note. If Cannasoul achieves a Milestone and the Company fails to purchase the applicable Milestone Convertible Note, Cannasoul will have the right to convert all the Company’s Preferred Shares into Cannasoul’s ordinary shares and the Company will lose certain board appointment rights and certain rights in Cannasoul’s subsidiaries. In January and June 2024, the Company purchased Milestone Convertible Notes for $500,000 and $500,000, respectively, following Cannasoul’s achievement of a Milestone.

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

The Company’s investment in the Preferred Shares represents an investment in an equity security in accordance with ASC 320. The Preferred Shares are convertible at any time after the date of issuance, automatically upon a payment default, an IPO, or the written consent of the holders of a majority of the Preferred Shares. The conversion price is subject to traditional anti-dilution adjustments. The Company l accounts for its investment in Cannasoul’s Preferred Shares under the equity method of accounting as it was determined the Company has significant influence over Cannasoul based on its board representation and other veto rights per ASC 323-10-15-6 to 8. The Company has elected to record the equity in earnings of the equity method investment on a three-month lag which is recognized in other comprehensive income. As a result, the Company recorded a gain of $100 and a loss of $700 on its equity method investment during the three and six months ended June 30, 2024, respectively.

The Company has elected to record the equity in earnings of the equity method investment on a three-month lag which is recognized in the statements of comprehensive loss. As a result, the Company recorded a loss of $9,850 and $18,450 on its equity method investment during the three and six months ended June 30, 2024, respectively.

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

Below is a summary of activity for the Cannasoul Convertible Notes as of June 30, 2024:

Balance of Cannasoul Convertible Notes as of January 1, 2023	$—
Issued	1,437,598
Change in fair value	902
Balance of Cannasoul Convertible Notes as of December 31, 2023	$1,438,500
Issued	1,000,000
Change in fair value	(600)
Balance of Cannasoul Convertible Notes as of June 30, 2024	$2,437,900

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

After Neurotrope’s initial Series A Stock financing, the CRE License Agreement required the Company to enter into scope of work agreements with CRE as the preferred service provider for any research and development services or other related scientific assistance and support services. There were no such statements of work agreements entered into during the year ended December 31, 2023 or during the six months ended June 30, 2024.

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

Note 4- Related Party Transactions:

On August 4, 2016, Neurotrope entered into a consulting agreement with SM Capital Management, LLC (“SMCM”), a limited liability company owned and controlled by the Company’s Chairman of the Board, Mr. Joshua N. Silverman (the “Consulting Agreement”). Pursuant to the Consulting Agreement, SMCM shall provide consulting services which shall include, but not be limited to, providing business development, financial communications and management transition services, for a one-year period, subject to annual review thereafter. SMCM’s annual consulting fee is $120,000, payable by the Company in monthly installments of $10,000. This contract was assigned to the Company as of December 1, 2020. For the three and six months ended June 30, 2024 and 2023, $30,000 and $60,000, respectively, is reflected in the Company’s statements of comprehensive loss, respectively.

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

The Company was awarded a $2.7 million grant from the NIH, which will be used to support the 2020 Study, resulting in an estimated net budgeted cost of the 2020 Study to the Company of $8.3 million. The NIH grant provided for funds in the first year, which began in April 2020, of approximately $1.0 million and funding in year two, which began April 2021, of approximately $1.7 million. As of February 22, 2022, virtually all of the NIH grant had been received and offset against the clinical trial costs. The Company incurred approximately $11.2 million of cumulative expenses associated with the current Phase 2 clinical trial as of June 30, 2024. Of the total $11.2 million incurred for the trial as of June 30, 2024, $0 and $0.1 million is reflected in the statement of comprehensive loss for the three months ended June 30, 2024 and 2023, respectively and $0 and $0.4 million is reflected in the statement of comprehensive loss for the six months ended June 30, 2024 and 2023, respectively. The 2020 Study was completed in December 2023.

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

The Company incurred approximately $1.6 million of cumulative expenses associated with the current 2022 Study as of June 30, 2024. Of the total $1.6 million incurred for the trial as of June 30, 2024, $0 and approximately $33,000 is reflected in the statement of comprehensive loss for the three months ended June 30, 2024 and 2023, respectively, and $0 and approximately $157,000 is reflected in the statement of comprehensive loss for the six months ended June 30, 2024 and 2023, respectively.

Employment Agreements

On December 7, 2020, the Company entered into an offer letter (as amended on August 4, 2022, June 16, 2023 and June 7, 2024, the “Offer Letter”) with Alan J. Tuchman, M.D., pursuant to which Dr. Tuchman agreed to serve as the Company’s Chief Executive Officer, commencing on December 7, 2020. In addition, in connection with his appointment as the Company’s Chief Executive Officer, Dr. Tuchman was appointed to the board of directors of the Company. Dr. Tuchman receives an annual base salary of $222,000, with an annual discretionary bonus of up to 50% of his base salary then in effect.The term of Dr. Tuchman’s employment pursuant to the Offer Letter is through December 7, 2024, with automatic monthly renewals thereafter unless earlier terminated in accordance with the terms of the Offer Letter.

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

The November Warrants are currently exercisable for Warrant Shares immediately at an exercise price of $4.4334 per share (the “Exercise Price”). The reduction of exercise price is pursuant to the November Private Placement Warrant Agreement whereby the Exercise Price was reduced based upon the reverse stock split on April 4, 2024. The Warrants expire five years from the date of issuance. The Exercise Price is subject to customary adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustment, on a “full ratchet” basis, in the event of any issuances of Common Stock, or securities convertible, exercisable or exchangeable for Common Stock, at a price below the then-applicable Exercise Price (subject to certain exceptions). There is no established public trading market for the November Warrants and the Company does not intend to list the November Warrants on any national securities exchange or nationally recognized trading system.

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

In connection with the November Private Placement, pursuant to an Engagement Letter, between the Company and Katalyst Securities LLC (the “November Placement Agent”), the Company paid the November Placement Agent (i) a cash fee equal to 7% of the gross proceeds from any sale of securities in the November Private Placement and (ii) warrants to purchase shares of Common Stock equal to 3% of the number of shares of Common Stock that the Series B Preferred Shares are initially convertible into, with an exercise price of $4.4334 per share, pursuant to the above, and a five-year term.

During the three and six months ended June 30, 2024, the Company redeemed $3,000,000 and $6,000,000, respectively, of the Series B Preferred Stock and $35,000 and $122,500, respectively of accrued dividends by issuing 168,093 and 274,219 shares, respectively, of Common Stock through installment conversions and proportionately relieved $2,455,656 and $4,911,312 of discount, respectively, related to the redeemed Series B Preferred Stock. During the three and six months ended June 30, 2024, the Company recognized a deemed dividend of $120,735 and $251,694, respectively, related to cash premiums.

As of June 30, 2024 and December 31, 2023, the Company has accrued a liability for installment payments owed to investors in either cash or shares of $8,829,761 and $3,395,945, respectively.

Subsequent to June 30, 2024, and as of August 13, 2024, the Company has issued 60,000 shares of Common Stock in partial satisfaction of the accrued preferred redemption liability.

The Company effected the Reverse Stock Split on April 4, 2024. Pursuant to the terms of the Certificate of Designations and the November Warrants, the exercise price of November Warrants and the conversion price of the Series B Preferred Stock were proportionately adjusted.

Accounting Treatment of November Private Placement

Series B Preferred Shares

Effective March 17, 2023, the Company filed the First CoD Amendment. The First CoD Amendment modified (i) the definition of Floor Price to mean the lower of (i) $31.25 and (ii) 20% of the “Minimum Price” (as defined in Rule 5635 of the Rule of the Nasdaq Stock Market) on the date of receipt of Stockholder Approval (as defined in the Agreement), (ii) the definition of Installment Date to mean June 1, 2023, and thereafter, the first Trading Day of each calendar month immediately following the previous Installment Date until the Maturity Date, and the Maturity Date, and (iii) the definition of Maturity Date to mean August 31, 2024. In accordance with ASC 470-50 and 470-60, the Company has made an accounting policy election to account for amendments of the Series B Preferred Stock as modifications or extinguishments based on the change in fair value of the instrument immediately before and immediately after the amendment. The Company accounted for the First CoD Amendment as an extinguishment as the change in fair value of the Series B Preferred Stock was 34% (greater than ten percent (10%)) immediately before and immediately after. In accordance with ASC 260-10-S99-2, the Company recognized the $5.7 million increase in fair value as a deemed dividend on the statement of operations.

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

The discount to the fair value is included as a reduction to the carrying value of the Series B Preferred Shares. During 2022, the Company recorded a total discount of approximately $12.3 million upon issuance of the Series B Preferred Shares, which was comprised of the issuance date fair value of the associated embedded derivative of approximately $2.2 million, stock issuance costs of approximately $0.5 million and the fair value of the Warrants of approximately $9.6 million. During the three and six months ended June 30, 2024, it was deemed probable that the Series B Preferred Shares will be redeemed for Common Stock upon Installment Redemptions (as defined the Certificate of Designations). As such, the Company recognized $2,455,656 and 4,911,312, respectively, to additional paid-in capital to accrete the Series B Preferred Shares to redemption amount pursuant to ASC 480-10-S99-3A with a corresponding increase in the carrying value of the Series B Preferred Shares.

During the three months ended June 30, 2024 and 2023, the Company recorded a gain of $141,000 and a loss of $2,484,400, respectively, and, during the six months ended June 30, 2024 and 2023, the Company recorded a gain of $1,113,000 and a loss of

$2,258,600, respectively which are recorded in other income (expense) on the statements of comprehensive loss. The Company recorded a fair value of $0 of the bifurcated embedded derivative at June 30, 2024 based upon the expiration of the Series B Preferred Stock liability.

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

Transaction costs incurred attributable to the issuance of the Warrants of $0.9 million were immediately expensed in accordance with ASC 480.

During the three months ended June 30, 2024 and 2023, the Company recorded a loss of $154,000 and $207,000, respectively and, during the six months ended June 30, 2024 and 2023, the Company recorded a loss of $96,000 and $381,000, respectively related to the change in fair value of the warrant liability, which is recorded in other income (expense) on the statements of comprehensive loss. The fair value of the Warrants of approximately $236,000 was estimated at June 30, 2024 utilizing the Black Scholes Model using the following weighted average assumptions: dividend yield 0%; remaining term of 3.38 years; equity volatility of 115%; and a risk-free interest rate of  4.48%.

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

Based upon the Reverse Stock Split and pursuant to the November Private Placement, the total number of November Warrants held by the November Investors has been adjusted to 79,744 with an exercise price of $4.4334 per share. In addition, the Conversion Price is adjusted to $4.4334 per Series A Preferred Share.

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

Stock and Option Grants

The following is a summary of stock option activity under the stock option plans for the six months ended June 30, 2024:

			Weighted-
			Average	Aggregate
		Weighted-	Remaining	Intrinsic
	Number	Average	Contractual	Value
	of	Exercise	Term	(in
	Shares	Price	(Years)	millions)
Options outstanding at January 1, 2024	29,674	$153.75	8.15	$—
Options granted	3,200	$5.39	9.23	—
Less options forfeited	—	$—	—	—
Less options expired/cancelled	—	$—	—	—
Less options exercised	—	$—	—	—
Options outstanding at June 30, 2024	32,874	$139.27	8.27	$—
Options exercisable at June 30, 2024	29,674	$153.71	8.10	$—

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing price of the Common Stock, which was $4.10 per share on June 30, 2024 and $6.80 per share on December 31, 2023.

As of June 30, 2024, the Company had unrecognized stock option expense of $11,620 and a remaining weighted average period for recognition of 0.77 years.

On April 8, 2024, Synaptogenix granted stock options to four Board members to purchase an aggregate of 3,200 shares of Common Stock. The stock options have an exercise price of $5.39 per share and an expiration date of ten years. They vest on the one-year anniversary from the date of the grant. The Company used the Black Scholes valuation method to determine the fair value of the options assuming the following: implied volatility of 124.35%, a risk-free interest rate of 4.43% and have an aggregate fair value of $15,040.

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

The Company recorded total expenses relating to the outstanding stock options of $3,420 and $334,416 for the three months ended June 30, 2024 and 2023, respectively, and recorded total expenses relating to the outstanding stock options of $17,827 and $979,197 for the six months ended June 30, 2024 and 2023, respectively.

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

On June 7, 2024, the Company issued 1,079 shares of restricted stock to a consultant that was engaged to provide investor relations services with a total fair market value on the date of issuance of $4,500, expensed upon issuance.

Stock Compensation Expense

Total stock-based compensation for the three months ended June 30, 2024 and 2023 was $3,420 and 334,416, respectively, of which $0 and $49,863, respectively, was classified as research and development expense, and $3,420 and $284,553, respectively, was classified as general and administrative expense. Total stock-based compensation for the three and six months ended June 30, 2024 and 2023 was $17,827 and $979,197, respectively, of which $0 and $149,589, respectively, was classified as research and development expense, and $17,827 and $829,608, respectively, was classified as general and administrative expense.

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

Note 8 – Common Stock Warrants:

As of June 30, 2024, the Company had warrants outstanding consisting of the following:

Number
of shares
Warrants outstanding January 1, 2023	287,436
Warrants issued	—
Warrants exercised	—
Warrants expired	—
Warrants outstanding and exercisable June 30, 2024	287,436

As of June 30, 2024, the weighted average exercise price and the weighted average remaining life of the total warrants were $244.05 per warrant and 2.16 years, respectively. The intrinsic value of the warrants as of June 30, 2024 was approximately $21,000. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing price of the Common Stock, which was $4.10 per share on June 30, 2024.

Note 9 - Fair Value on a Recurring Basis

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. The estimated fair value of the warrant liability and bifurcated embedded derivatives represent Level 3 measurements. The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at June 30, 2024 and December 31, 2023, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		June 30,	December 31,
Description	Level	2024	2023
Liabilities:
Warrant liability (Note 6)	3	$236,000	$140,000
Bifurcated embedded derivative liability (Note 6)	3	$—	$1,113,000

The following table sets forth a summary of the change in the fair value of the warrant liability that is measured at fair value on a recurring basis:

June 30, 2024
Balance on December 31, 2022	$1,510,000
Change in fair value of warrant liability	(1,370,000)
Balance on December 31, 2023	$140,000
Change in fair value of warrant liability	96,000
Balance on June 30, 2024	$236,000

The following table sets forth a summary of the change in the fair value of the bifurcated embedded derivative liability that is measured at fair value on a recurring basis:

June 30, 2024
Balance on December 31, 2022	$369,400
Change in fair value of bifurcated embedded derivative	(743,600)
Balance on December 31, 2023	$1,113,000
Change in fair value of derivative liability	(1,113,000)
Balance on June 30, 2024	$0

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

Basis of Presentation

The unaudited financial statements for the six months ended June 30, 2024 and 2023 include a summary of our significant accounting policies and should be read in conjunction with the discussion below and our financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included in the financial statements. All such adjustments are of a normal recurring nature.

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

During the six months ended June 30, 2024 we redeemed $6,000,000 of the Series B Preferred Stock and $122,500 of accrued dividends by issuing 274,219 shares of Common Stock through installment conversions and proportionately relieved $4,911,312 of discount related to the redeemed Series B Preferred Stock. During the six months ended June 30, 2024, we recognized a deemed dividend of $251,694 related to cash premiums.

During the six months ended June 30, 2023 we redeemed $0 of the Series B Preferred Stock and recognized $689,649 of accrued dividends.

As of June 30, 2024 we have accrued a liability for installment payments owed to investors in either cash or shares of $8,829,761.

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

Pursuant to the terms of the 2022 Services Agreement, WCT provided services to enroll approximately 12 2022 Study subjects. The first 2022 Study site was initiated during the third quarter of 2022. As of June 30, 2024, we incurred approximately $1.6 million of cumulative expenses associated with the 2022 Study. We terminated the 2022 Services Agreement in December 2022. Of the total $1.6 million incurred for the trial as of June 30, 2024, $0 and approximately $33,000 is reflected in the statement of comprehensive loss for the three months ended June 30, 2024 and 2023, respectively and $0 and approximately $117,000 is reflected in the statement of comprehensive loss for the six months ended June 30, 2024 and 2023, respectively.

Other Development Projects

To the extent resources permit, we may pursue development of selected technology platforms with indications related to the treatment of various disorders, including neurodegenerative disorders such as AD, based on our currently licensed technology and/or technologies available from third party licensors or collaborators.

Nemours Agreement

On September 5, 2018, we announced a collaboration with Nemours, a premier U.S. children’s hospital, to initiate a clinical trial in children with Fragile X. In addition to the primary objective of safety and tolerability, measurements will be made of working memory, language and other functional aspects such as anxiety, repetitive behavior, executive functioning, and social behavior. On August 5, 2021, we announced our memorandum of understanding with Nemours A.I. DuPont Hospital (“Nemours”) to initiate a clinical trial using Bryostatin-1, under Orphan Drug Status, to treat Fragile X. We intend to provide the Bryostatin-1 drug product candidate and obtain the IND and Nemours intends to provide the clinical site and attendant support for the trial. We and Nemours, jointly, will develop the trial protocol. We currently estimate our total trial and IND cost to be approximately $2 million. As of June 30, 2024, we have incurred cumulative expenses associated with this agreement of approximately $100,000.

We have filed for an IND with the FDA. The FDA has placed the development of the IND on clinical hold pending completion of further analytics relating to drug pharmacokinetics and pharmacodynamics. We are currently evaluating our plans to advance Fragile X development.

Cleveland Clinic

On February 23, 2022, we announced our collaboration with Cleveland Clinic to pursue possible treatments for MS, and on July 19, 2023, we announced that we had entered into an agreement with Cleveland Clinic to conduct a Phase 1 trial of Bryostatin-1 in MS. Cleveland Clinic will manage the clinical trial’s implementation, including an IND submission to the FDA and patient enrollment. The total estimated costs associated with this collaboration are approximately $2.0 million. As of June 30, 2024, we have incurred expenses due to Cleveland Clinic approximately $590,000 of which $215,000 was expensed during the three months ended June 30, 2024.

LSU Health

Effective June 20, 2024, the Company signed a collaboration agreement with LSU Health to pursue pre-clinical testing of the Company’s polyunsaturated fatty acid (“PUFA”) analogs as a treatment for spinal cord injury (“SCI”). The Company also announced that the US Patent and Trademark Office (USPTO) recently issued US Patent No. 12,016,837 titled 'Halogenated Esters of Cyclopropanated Unsaturated Fatty Acids for Use in the Treatment of Neurodegenerative Diseases,' covering its family of analogs. Synaptogenix holds exclusive rights to its PUFA analogs pursuant to a licensing agreement with CRE, formerly known as the Blanchette Rockefeller Neurosciences Institute. The studies will compare the analogs with Bryostatin in SCI. The total estimated costs associated with this collaboration are approximately $200,000. As of June 30, 2024, the Company has paid amounts owed to LSU Health and its affiliates of $50,000 of which $0 was expensed during the three months ended June 30, 2024.

Results of Operations

Comparison of the three months ended June 30, 2024 and 2023

The following table summarizes our results of operations for the three months ended June 30, 2024 and 2023:

	Three Months ended
	June 30,		Dollar
	2024	2023	Change	% Change
Operating Expenses:
Research and development expenses	$342,068	$307,211	$34,857	11.3%
General and administrative expenses	$1,238,899	$1,522,502	$(283,603)	(18.6)%
Other income (loss), net	$307,658	$(2,264,241)	$2,571,899	—%
Net loss	$1,273,309	$4,093,954	$(2,820,645)	(68.9)%

Operating Expenses

Overview

Total operating expenses for the three months ended June 30, 2024 were $1,580,967 as compared to $1,829,713 for the three months ended June 30, 2023, a decrease of approximately 13.6%. The decrease in total operating expenses is due to the decrease in general and administrative expenses partially offset by an increase in research and development expenses.

Research and Development Expenses

For the three months ended June 30, 2024, we incurred $342,068 in research and development expenses as compared to $307,211 for the three months ended June 30, 2023, an increase of approximately 11.3%. These expenses were incurred primarily in connection with developing the potential AD therapeutic product and the initiation of the MS trial with Cleveland Clinic. Of these expenses, for the three months ended June 30, 2024, $244,447 was incurred principally relating to our current MS clinical trial and our storage of drug product, $82,281 for clinical consulting services, $7,469 of amortization of prepaid licensing fees relating to the Stanford License Agreement and Mount Sinai Agreement, $7,871 for development of alternative drug supply with Stanford University; comparatively, for the three months ended June 30, 2023, $167,495 was incurred principally relating to our confirmatory clinical trial and related storage of drug product, $74,121 for clinical consulting services, $4,986 of amortization of prepaid licensing fees relating to the Stanford License Agreement and Mount Sinai Agreement, $10,746 for development of alternative drug supply with Stanford University and $49,863 of non-cash stock options compensation expense.

Our research and development expenses have increased slightly as we initiated our MS clinical trial while our current Phase 2 clinical trial for AD was concluded by the end of 2023 and our Phase 2 dose ranging study was discontinued. Other development expenses might increase, as our resources permit, in order to advance our potential products. We are continuing to determine how to proceed with respect to our other current development programs for Bryostatin-1.

General and Administrative Expenses

We incurred $1,238,899 and $1,522,502 of general and administrative expenses for the three months ended June 30, 2024 and 2023, respectively, a decrease of approximately 18.6%. During the three months ended June 30, 2024, $327,892 was incurred primarily for wages, bonuses, vacation pay, severance, taxes and insurance, versus $328,330 for the three months ended June 30, 2023; $170,344 was incurred for legal expenses versus $211,635 for the 2023 comparable period. The higher legal fees for 2023 is based upon the prior year’s increased fees for special stockholder vote requirements and for regulatory compliance; $230,769 was incurred for outside operations consulting services during the three months ended June 30, 2024, versus $222,515 for the comparable period in 2023; $22,306 was incurred for travel expenses during the three months ended June 30, 2024, versus $51,151 for the comparable period in 2023 as Company officers and directors conducted overseas due diligence for strategic investments; $56,203 was incurred for investor relations services during the three months ended June 30, 2024, versus $55,967 for the comparable period in 2023; $134,484 was incurred for professional fees associated with auditing, financial, accounting and tax advisory services during the three months ended June 30, 2024, versus $63,885 for the comparable period in 2023. The increase for the current period is primarily attributable to additional audit work for the November Private Placement and auditor change; $154,264 was incurred for insurance during the three months ended June 30, 2024, versus $193,441 for the comparable period in 2023. The decrease is attributable to lower premiums; $139,217 was incurred for utilities, supplies, license fees, filing costs, rent, advertising and other during the three months ended June 30, 2024, versus $111,025 for the comparable period in 2023; and $3,420 was recorded as non-cash stock options compensation expense during the three months ended June 30, 2024, versus $284,553 for the comparable period in 2023, as options granted during the 2023 period partially vested upon issuance.

Other Income / Expense

We recognized total other income of $307,658 for the three months ended June 30, 2024 as compared to total other expenses of $2,264,241 for the three months ended June 30, 2023, which consisted, for 2024 and 2023, of interest income on funds deposited in interest bearing money market accounts and investments in short-term US treasury bills and changes in fair value of warrant and derivative liabilities. The decrease in interest income and unrealized gains on treasury bills totaling $106,501 for the three months ended June 30, 2024 is primarily attributable to the decrease in cash balances over the period. The total increase is primarily attributable to the increase in change in fair value of derivative liability of $2,625,400 and the increase in fair value of warrant liability of $53,000 partially offset by the decrease in interest income of $96,651 and share of loss in equity investment of $9,850.

Net loss

We recognized losses of $1,273,309 and $4,093,954 for the three months ended June 30, 2024 and 2023, respectively. The decreased loss was primarily attributable to the decrease in research and development expenses and the increase in other income partially offset by a decrease in general and administrative expenses.

Comparison of the six months ended June 30, 2024 and 2023

The following table summarizes our results of operations for the six months ended June 30, 2024 and 2023:

	Six Months ended
	June 30,		Dollar
	2024	2023	Change	% Change
Operating Expenses:
Research and development expenses	$951,317	$1,184,928	$(233,611)	11.3%
General and administrative expenses	$2,321,144	$3,566,726	$(1,245,582)	(18.6)%
Other income (loss), net	$1,792,453	$(1,054,084)	$3,035,537	—%
Net loss	$1,480,008	$5,805,738	$4,325,730	(74.5)%

Operating Expenses

Overview

Total operating expenses for the six months ended June 30, 2024 were $3,272,461 as compared to $4,751,654 for the six months ended June 30, 2023, a decrease of approximately 31.1%. The decrease in total operating expenses is due to the decrease in research and development and general and administrative expenses.

Research and Development Expenses

For the six months ended June 30, 2024, we incurred $951,317 in research and development expenses as compared to $1,184,928 for the six months ended June 30, 2023, a decrease of approximately 19.7%. These expenses were incurred primarily in connection with developing the potential AD therapeutic product and the initiation of the MS trial with Cleveland Clinic. Of these expenses, for the six months ended June 30, 2024, $666,270 was incurred principally relating to our current MS clinical trial and our storage of drug product, $252,725 for clinical consulting services, $14,573 of amortization of prepaid licensing fees relating to the Stanford License Agreement and Mount Sinai Agreement, $17,749 for development of alternative drug supply with Stanford University; comparatively, for the six months ended June 30, 2023, $842,756 was incurred principally relating to our confirmatory clinical trial and related storage of drug product, $155,868 for clinical consulting services, $10,247 of amortization of prepaid licensing fees relating to the Stanford License Agreement and Mount Sinai Agreement, $26,468 for development of alternative drug supply with Stanford University and $149,589 of non-cash stock options compensation expense.

Our research and development expenses have decreased as our current Phase 2 clinical trial for AD was concluded by the end of 2023 and our Phase 2 dose ranging study was discontinued while we initiated our MS clinical trial. Other development expenses might increase, as our resources permit, in order to advance our potential products. We are continuing to determine how to proceed with respect to our other current development programs for Bryostatin-1.

General and Administrative Expenses

We incurred $2,321,144 and $3,566,726 of general and administrative expenses for the six months ended June 30, 2024 and 2023, respectively, a decrease of approximately 34.9%. During the six months ended June 30, 2024, $670,552 was incurred primarily for wages, bonuses, vacation pay, severance, taxes and insurance, versus $648,092 for the six months ended June 30, 2023; $284,000 was incurred for legal expenses versus $493,316 for the 2023 comparable period. The higher legal fees for 2023 is based upon the prior year’s increased fees for special stockholder vote requirements and for regulatory compliance; $492,770 was incurred for outside operations consulting services during the six months ended June 30, 2024, versus $472,815 for the comparable period in 2023; $57,187 was incurred for travel expenses during the six months ended June 30, 2024, versus $74,048 for the comparable period in 2023 as Company officers and directors conducted overseas due diligence for strategic investments; $220,935 was incurred for investor relations services during the six months ended June 30, 2024, versus $240,628 for the comparable period in 2023; $155,197 was incurred for professional fees associated with auditing, financial, accounting and tax advisory services during the six months ended June 30, 2024, versus $185,209 for the comparable period in 2023; $309,229 was incurred for insurance during the six months ended June 30, 2024, versus $387,164 for the comparable period in 2023. The decrease is attributable to lower premiums; $113,447 was incurred for utilities, supplies, license fees, filing costs, rent, advertising and other during the six months ended June 30, 2024, versus $235,846 for the comparable period in 2023.  The decrease is attributable to credits for franchise taxes paid during the 2023 period credited to 2024; and $17,827 was recorded as non-cash stock options compensation expense during the six months ended June 30, 2024, versus $829,608 for the comparable period in 2023, as options granted during the 2023 period partially vested upon issuance.

We recognized total other income of $1,792,453 for the six months ended June 30, 2024 as compared to total other expenses of $1,054,084 for the six months ended June 30, 2023, which consisted, for 2024 and 2023, of interest income on funds deposited in interest bearing money market accounts and investments in short-term US treasury bills and changes in fair value of warrant and derivative liabilities. The decrease in interest income and unrealized gains on treasury bills totaling $48,063 for the three months ended June 30, 2024 is primarily attributable to the decrease in cash balances over the period. The total increase is primarily attributable to the increase in change in fair value of derivative liability of $3,371,600 partially offset by the decrease in fair value of warrant liability of $477,000 and share of loss in equity investment of $18,450.

Net loss

We recognized losses of $1,480,008 and $5,805,738 for the six months ended June 30, 2024 and 2023, respectively. The decreased loss was primarily attributable to the decrease in research and development and general and administrative expenses and the increase in other income.

Financial Condition, Liquidity and Capital Resources

Cash and Working Capital

Since inception, we have incurred negative cash flows from operations. As of June 30, 2024, we had working capital of $18,472,861 as compared to working capital of $26,256,291 as of December 31, 2023. The $7,783,430 decrease in working capital was primarily attributable to approximately $3.3 million of operating expenses, increase in preferred stock liabilities of approximately $5.0 million partially offset by non-cash expenses of approximately $0.1 million and interest income of approximately $0.8 million.

We expect that our current cash and cash equivalents of approximately $24.4 million will be sufficient to support our projected operating requirements for at least the next 12 months from the date of this Quarterly Report on Form 10-Q, which would include the continuing development of Bryostatin-1, our novel drug candidate targeting the activation of PKCε, our initiation and possible development of a therapeutic for MS and other possible therapeutics.

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

	Six Months Ended June 30,
	2024	2023
Cash used in operating activities	$2,685,075	$2,935,299
Cash used in investing activities	1,000,000	2,707
Cash used in (provided by) financing activities	—	1,641,064

Net Cash Used in Operating Activities

Cash used in operating activities was $2,685,075 for the six months ended June 30, 2024, compared to $2,935,299 for the six months ended June 30, 2023. The $250,224 decrease primarily resulted from the decreased net loss of approximately $4.5 million and increase in accounts payable and accrued expenses of approximately $0.3 million partially offset by the increase in prepaid expenses of approximately $0.6 million, the changes in fair value of non-cash warrant and derivative liabilities totaling approximately $3.0 million and the decrease in non-cash stock-based compensation and consulting fees of approximately $1.0 million.

Net Cash Used in Investing Activities

Net cash used in investing activities was $1,000,000 for the six months ended June 30, 2024 compared to $2,707 for the six months ended June 30, 2023. The cash used in investing activities for the six months ended June 30, 2024 was for the purchase of available for sale debt securities versus capital expenditures for six months ended June 30, 2023.

Net Cash Used in / Provided by Financing Activities

Net cash used in financing activities was $0 for the six months ended June 30, 2024 compared to $1,641,064 for the six months ended June 30, 2023 which consists of redemptions of amounts due to preferred stock investors.

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

Based on management’s review, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of June 30, 2024. Notwithstanding the material weaknesses described above, our management, including the Chief Executive Officer and Chief Financial Officer, has concluded that financial statements, and other financial information included in this Quarterly Report on Form 10-Q, fairly present in all material respects our financial condition, results of operations, and cash flows as of and for the periods presented in this Quarterly Report on Form 10-Q.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On June 7, 2024, we issued 1,079 shares of Common Stock to Neil Cataldi in exchange for investor relations services.

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

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

During the fiscal quarter ended June 30, 2024, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits.

Exhibit Number

3.1

Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Synaptogenix, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on April 4, 2024).

10.1

Third Amendment to Offer Letter, dated as of June 20, 2024, by and between Alan J. Tuchman, Ph.D. and Synaptogenix, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on June 21, 2024).

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

101

The following financial information from this Quarterly Report on Form 10-Q for the period ended June 30, 2024, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Statements of Operations; (ii) the Condensed Balance Sheets; (iii) the Condensed Statements of Cash Flows; and (iv) the Notes to Financial Statements, tagged as blocks of text.

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

Synaptogenix, Inc.

Date: August 14, 2024	By:	/s/ Alan J. Tuchman, M.D.
Alan J. Tuchman, M.D.
Chief Executive Officer
(principal executive officer)

Date: August 14, 2024	By:	/s/ Robert Weinstein
Robert Weinstein
Chief Financial Officer, Executive Vice President, Secretary and Treasurer (principal financial officer and principal accounting officer)