Form 10-Q
period 2024-09-30
Synaptogenix, Inc.
filed 2024-11-12
CIK 1571934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

As of November 12, 2024, there were 1,355,613 shares of the registrant’s common stock, $0.0001 par value per share, issued and outstanding.

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

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

SYNAPTOGENIX, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2024	2023
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$19,625,780	$28,661,498
Prepaid Clinical trial expenses	—	375,085
Available for sale debt security	2,443,300	1,438,500
Prepaid expenses and other current assets	211,230	57,677

TOTAL CURRENT ASSETS	22,280,310	30,532,760

Equity method investment	531,927	562,402

Fixed assets, net of accumulated depreciation	14,100	18,505

TOTAL ASSETS	$22,826,337	$31,113,667

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$286,350	$444,633
Accrued expenses	54,542	435,891
Accrued Convertible Preferred payments payable	—	3,395,945

TOTAL CURRENT LIABILITIES	340,892	4,276,469

Warrant liability	3,251,000	140,000
Derivative liability	6,118,000	1,113,000

TOTAL LIABILITIES	9,709,892	5,529,469

Commitments and contingencies

Series B Convertible redeemable preferred stock, $.0001 par value and $1,000 face value, 1,000,000 shares authorized; 0 and 6,000 shares issued and outstanding at Spetember 30, 2024 and December 31, 2023, respectively. Liquidation preference of $0 plus dividends accrued at 7% per annum of $0 as of September 30, 2024.	—	1,236,940

Series C Convertible redeemable preferred stock, $.0001 par value and $1,000 face value, 1,000,000 shares authorized; 5,000 and 0 shares issued and outstanding at Spetember 30, 2024 and December 31, 2023, respectively. Liquidation preference of $0 plus dividends accrued at 5% per annum of $13,194 as of September 30, 2024.	314,473	—

STOCKHOLDERS’ EQUITY
Common stock - 150,000,000 shares authorized, $0.0001 par value; 1,355,613 shares issued and outstanding as of September 30, 2024 and 963,489 shares issued and outstanding as of December 31, 2023.*	137	96
Additional paid-in capital	54,309,822	57,957,008
Accumulated other comprehensive income	5,702	902
Accumulated deficit	(41,513,689)	(33,610,748)

TOTAL STOCKHOLDERS’ EQUITY	12,801,972	24,347,258

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$22,826,337	$31,113,667

* Adjusted to reflect the impact of the 1:25 reverse stock split that became effective on April 4, 2024.

See accompanying notes to condensed financial statements.

SYNAPTOGENIX, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2024	2023	2024	2023
OPERATING EXPENSES:
Research and development	$222,897	$212,103	$1,174,214	$1,397,031
General and administrative	1,136,772	1,217,689	3,457,916	4,784,415
TOTAL OPERATING EXPENSES	1,359,669	1,429,792	4,632,130	6,181,446

OTHER INCOME (LOSS):
Interest income	300,681	549,995	1,094,584	1,373,511
Share of net loss in equity investment	(12,025)	—	(30,475)	—
Warrant issuance cost	(618,375)	—	(618,375)	—
Loss on issuance of Series C Preferred Stock	(3,812,625)	—	(3,812,625)	—
Change in fair value of warrant liability	(218,000)	674,000	(314,000)	1,055,000
Change in fair value of derivative liability	(22,000)	969,000	1,091,000	(1,289,600)
TOTAL OTHER INCOME (LOSS)	(4,382,344)	2,192,995	(2,589,891)	1,138,911

Net loss (income) before income taxes	5,742,013	(763,203)	7,222,021	5,042,535

Provision for income taxes	—	—	—	—

Net loss	5,742,013	(763,203)	7,222,021	5,042,535

Preferred Stock dividends	306,725	1,124,628	680,919	1,814,277
Deemed dividend - preferred stock extinguishment	—	—	—	5,693,000

Net Loss attributable to common stockholders	$6,048,738	$361,425	$7,902,940	$12,549,812

Change in fair value of available for sale debt security	5,400	—	4,800	—

Net comprehensive loss	$6,043,338	$361,425	$7,898,140	$12,549,812

PER SHARE DATA:

Basic and diluted loss per common share *	$4.58	$0.84	$6.63	$37.01

Basic and diluted weighted average common shares outstanding *	1,320,000	428,200	1,192,500	339,100

* Adjusted to reflect the impact of the 1:25 reverse stock split that became effective on April 4, 2024.

See accompanying notes to condensed financial statements.

SYNAPTOGENIX, INC.

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY *

(Unaudited)

	Three Months Ended September 30, 2023
							Additional		Accumulated Other
	Series B Preferred Stock		Series C Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Total

Balance July 1, 2023	14,000	$2,077,379	—	$—	294,611	$29	$56,850,002	$(32,019,904)	$—	$24,830,127

Stock based compensation	—	—	—	—	—	—	15,064	—	—	15,064

Issuance of common stock for consulting fees	—	—	—	—	446	1	4,499	—	—	4,500

Preferred stock dividends paid	—	192,500	—	—	—	—	—	(192,500)	—	(192,500)

Reclassification of accrued dividends upon probable redemption of preferred stock	—	—	—	—	—	—	—	—	—	—

Deemed dividend - preferred stock extinguishment	—	46,924	—	—	81,901	8	815,363	(932,128)	—	(116,757)

Preferred stock redemptions and conversions	(4,000)	(2,026,292)	—	—	323,471	32	3,892,847	—	—	3,892,879

Accrual of preferred stock and dividend redemption	(1,000)	(1,058,333)	—	—	—	—	—	—	—	—

Preferred stock accretion	—	2,455,656	—	—	—	—	(2,455,656)	—	—	(2,455,656)

Net loss	—	—	—	—	—	—	—	763,203	—	763,203

Balance September 30, 2023	9,000	$1,687,834	—	$—	700,429	$70	$59,122,119	$(32,381,329)	$—	$26,740,860

	Three Months Ended September 30, 2024
							Additional		Accumulated Other
	Series B Preferred Stock		Series C Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Total

Balance July 1, 2024	—	$—	—	$—	1,254,309	$127	$54,261,123	$(35,464,950)	$302	$18,796,602

Stock based compensation	—	—	—	—	—	—	3,791	—	—	3,791

Issuance of Preferred Stock	—	—	5,000	—	—	—	—	—	—	—

Issuance of common stock for consulting fees	—	—	—	—	1,304	—	4,500	—	—	4,500

Preferred stock dividends	—	274,140	—	13,194	—	—	—	(287,334)	—	(287,334)

Deemed dividends on preferred stock	—	19,392	—	—	—	—	—	(19,392)	—	(19,392)

Preferred stock redemptions and conversions	—	—	—	—	100,000	10	341,687	—	—	341,697

Accrual of preferred stock and dividend redemption	—	(293,532)	—	—	—	—	—	—	—	—

Preferred stock accretion	—	—	—	301,279	—	—	(301,279)	—	—	(301,279)

Comprehensive income	—	—	—	—	—	—	—	—	5,400	5,400

Net loss	—	—	—	—	—	—	—	(5,742,013)	—	(5,742,013)

Balance September 30, 2024	—	$—	5,000	$314,473	1,355,613	$137	$54,309,822	$(41,513,689)	$5,702	$12,801,972

	Nine Months Ended September 30, 2023
							Additional		Accumulated Other
	Series B Preferred Stock		Series C Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Total

Balance January 1, 2023	15,000	$2,721,723	—	$—	290,681	$29	$52,524,461	$(19,831,517)	$—	$32,692,973

Stock based compensation	—	—	—	—	—	—	994,261	—	—	994,261

Issuance of common stock for consulting fees	—	—	—	—	4,376	1	113,499	—	—	113,500

Preferred stock dividends paid	—	882,149	—	—	—	—	—	(882,149)	—	(882,149)

Reclassification of accrued dividends upon probable redemption of preferred stock	—	165,375	—	—	—	—	—	—	—	—

Deemed dividends on preferred stock	—	46,924	—	—	81,901	8	815,363	(932,128)	—	(116,757)

Deemed dividend - preferred stock extinguishment	—	—	—	—	—	—	5,693,000	(5,693,000)	—	—

Preferred stock redemptions and conversions	(5,000)	(3,715,941)	—	—	323,471	32	3,892,847	—	—	3,892,879

Accrual of preferred stock and dividend redemption	(1,000)	(3,323,708)	—	—	—	—	—	—	—	—

Preferred stock accretion	—	4,911,312	—	—	—	—	(4,911,312)	—	—	(4,911,312)

Net loss	—	—	—	—	—	—	—	(5,042,535)	—	(5,042,535)

Balance September 30, 2023	9,000	$1,687,834	—	$—	700,429	$70	$59,122,119	$(32,381,329)	$—	$26,740,860

	Nine Months Ended September 30, 2024
							Additional		Accumulated Other
	Series B Preferred Stock		Series C Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Total

Balance January 1, 2024	6,000	$1,236,940	—	$—	963,389	$96	$57,957,008	$(33,610,748)	$902	$24,347,258

Stock based compensation	—	—	—	—	—	—	21,618	—	—	21,618

Issuance of preferred stock	—	—	5,000	—	—	—	—	—	—	—

Issuance of common stock for consulting fees	—	—	—	—	18,005	3	113,498	—	—	113,501

Preferred stock dividends	—	396,640	—	13,194	—	—	—	(409,834)	—	(409,834)

Deemed dividends on preferred stock	—	271,086	—	—	—	—	—	(271,086)	—	(271,086)

Preferred stock redemptions and conversions	(2,000)	(1,088,630)	—	—	374,219	38	1,430,289	—	—	1,430,327

Accrual of preferred stock and dividend redemption	(4,000)	(5,727,348)	—	—	—	—	—	—	—	—

Preferred stock accretion	—	4,911,312	—	301,279	—	—	(5,212,591)	—	—	(5,212,591)

Comprehensive income (loss)	—	—	—	—	—	—	—	—	4,800	4,800

Net loss	—	—	—	—	—	—	—	(7,222,021)	—	(7,222,021)

Balance September 30, 2024	—	$—	5,000	$314,473	1,355,613	$137	$54,309,822	$(41,513,689)	$5,702	$12,801,972

* Adjusted to reflect the impact of the 1:25 reverse stock split that became effective on April 4, 2024.

See accompanying notes to condensed financial statements.

SYNAPTOGENIX, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2024	September 30, 2023
CASH FLOW USED IN OPERATING ACTIVITIES
Net loss	$7,222,021	$5,042,535
Adjustments to reconcile net loss to net cash used by operating activities
Stock based compensation	21,618	994,261
Warrant issuance cost	618,375	—
Loss on issuance of Series C Converetible Preferred Stock	3,812,625	—
Change in fair value of warrant liability	314,000	(1,055,000)
Change in fair value of derivative liability	(1,091,000)	1,289,600
Share of net loss in equity investment	30,475	—
Consulting services paid by issuance of common stock	113,501	113,500
Depreciation expense	4,405	5,137
Change in assets and liabilities:
Decrease in prepaid expenses and other current assets	221,531	493,987
Decrease in accounts payable	(158,283)	(445,988)
Decrease in accrued expenses	(381,349)	(460,171)
	3,505,898	935,326

Net Cash Used in Operating Activities	(3,716,123)	(4,107,209)

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchase of available for sale debt security	(1,000,000)	—
Purchase of fixed assets	—	(2,707)

Net Cash Used in Investing Activities	(1,000,000)	(2,707)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of Series C Convertible Preferred Stock	4,463,000	—
Redemption of Series B Convertible Preferred Stock	(7,831,677)	(1,000,000)
Dividends on Series B Convertible Preferred Stock	(950,918)	(641,015)

Net Cash Used in Financing Activities	(4,319,595)	(1,641,015)

NET DECREASE IN CASH AND EQUIVALENTS	(9,035,718)	(5,750,931)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	28,661,498	37,478,480

CASH AND EQUIVALENTS AT END OF PERIOD	$19,625,780	$31,727,549

DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of Common Stock for Series B Convertible Preferred Stock installment conversions	$1,430,327	$—
Accretion of Series B Convertible Preferred Stock to redemption value	$4,911,312	$—
A cretion of Series C Convertible Preferred Stock to redemption vaule	$301,279	$—
Accrual of Series B Convertible Preferred Stock and Dividend Redemption	$5,727,348	$266,074
Change in fair value of available for sale debt security	$4,800	$—
Warrant liability upon issuance of Series C Convertible Preferred Stock	$2,797,000	$—
Derivative liability upon issuance of Series C Convertible Preferred Stock	$6,096,000	$—

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

Liquidity Uncertainties

As of September 30, 2024, the Company had approximately $19.6 million in cash and cash equivalents as compared to $28.7 million at December 31, 2023. The Company expects that its current cash and cash equivalents, approximately $18.3 million as of the date of this Quarterly Report on Form 10-Q, will be sufficient to support its projected operating requirements and financial commitments for at least the next 12 months from the date of this Quarterly Report. The operating requirements include the current development plans for Bryostatin-1, the Company’s novel drug candidate targeting the activation of Protein Kinase C Epsilon and other development projects. The financial commitments include the potential redemption of the Series C Convertible Preferred Stock for cash.

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

Note 2 – Summary of Significant Accounting Policies:

Basis of Presentation:

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the unaudited condensed financial statements included herein contain all adjustments necessary to present fairly the Company’s financial position and the results of its operations and cash flows for the interim periods presented. Such adjustments are of a normal recurring nature. The results of operations for the three and nine months ended September 30, 2024 may not be indicative of results for the full year. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and the notes to those statements for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K filed with the SEC on April 1, 2024.

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

As all potentially dilutive securities are anti-dilutive as of September 30, 2024 and 2023, diluted net loss per share is the same as basic net loss per share for the three and nine months ended September 30, 2024 and 2023.

The weighted average dilutive securities that have been excluded from the calculation of diluted net loss per share for the three and nine months ended September 30, 2024 and 2023 respectively, because to do so would be anti-dilutive (in Common Stock equivalents), are as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Common Stock Options	32,751	29,674	31,718	28,650
Convertible Preferred Stock	1,253,299	54,333	1,253,299	54,333
Common Stock Warrants	433,780	287,197	384,643	287,197
Total	1,719,830	371,204	1,669,660	370,180

Cash and Cash Equivalents and Concentration of Credit Risk:

The Company considers all highly liquid cash investments with an original maturity of three months or less when purchased to be cash equivalents. At September 30, 2024, the Company’s cash balances that exceed the current insured amounts under the Federal Deposit Insurance Corporation (“FDIC”) were approximately $0.9 million. In addition, approximately $18.7 million included in cash and cash equivalents were invested in a money market fund and in U.S. treasury bills, which is not insured under the FDIC.

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

Fixed Assets and Leases:

The Company has two leases, one of which has a remaining term of nine months with the other having a remaining term of two months, during the respective reporting periods. The Company has deemed the leases immaterial and has not recorded it as an obligation on the balance sheet nor a right-of-use asset. The total future expense relating to these leases is approximately $52,000 per year.

Fixed assets are stated at cost less accumulated depreciation. Depreciation is computed on a straight line basis over the estimated useful life of the asset, which is deemed to be between three and ten years.

Research and Development Costs:

All research and development costs, including costs to maintain or expand the Company’s patent portfolio licensed from CRE are expensed when incurred. Non-refundable advance payments for research and development are capitalized because the right to receive those services represents an economic benefit. Such capitalized advances will be expensed when the services occur and the economic benefit is realized. There were no capitalized research and development services, other than non-refundable advance payments as mentioned below for The Cleveland Clinic Foundation (“Cleveland Clinic”), at September 30, 2024 and December 31, 2023.

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

The Company had federal operating loss carryforwards for income tax purposes of approximately $98.2 million for the period from October 31, 2012 (inception) through September 30, 2024. The net operating loss carryforwards and other deferred tax assets resulted in Federal and state deferred tax assets of approximately $31.5 million at September 30, 2024. Income tax effects of share-based payments are recognized in the financial statements for those awards that will normally result in tax deductions under existing tax law. However, the deferred tax asset is offset by a full valuation allowance.

The Company may be subject to significant U.S. federal income tax-related liabilities with respect to the Spin-Off if there is a determination that the Spin-Off is taxable for U.S. federal income tax purposes. In connection with the Spin-Off, the Company believes that, among other things, the Spin-Off should qualify as a tax-free transaction for U.S. federal income tax purposes under Section 355 and Section 368(a)(1)(D) of the Internal Revenue Code of 1986 (the “Code”). If the conclusions of the tax opinions are not correct, or if the Spin-Off is otherwise ultimately determined to be a taxable transaction, the Company would be liable for U.S. federal income tax related liabilities. Pursuant to the Separation and Distribution Agreement and the Tax Matters Agreement, Neurotrope agreed to indemnify Synaptogenix for certain liabilities, and Synaptogenix agreed to indemnify Neurotrope for certain liabilities, in each case for uncapped amounts. Indemnities that Synaptogenix may be required to provide Neurotrope are not subject to any cap, may be significant and could negatively impact Synaptogenix’s business, particularly with respect to indemnities provided in the Tax Matters Agreement. Third parties could also seek to hold Synaptogenix responsible for any of the liabilities that Neurotrope has agreed to retain. Further, the indemnity from Neurotrope may not be sufficient to protect Synaptogenix against the full amount of such liabilities, and Neurotrope may not be able to fully satisfy its indemnification obligations. Moreover, even if Synaptogenix ultimately succeeds in recovering from Neurotrope any amounts for which Synaptogenix is held liable, Synaptogenix may be temporarily required to bear these losses. At September 30, 2024 and as of the financial statement issuance date, the Company does not have any indemnification liabilities.

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

Recently Issued Accounting Pronouncements Adopted and Not Yet Adopted:

As of September 30, 2024 and for the nine months then ended, there were no recently issued accounting standards adopted or not yet adopted which would have a material effect on the Company’s financial statements.

Note 3 – Collaborative Agreements and Commitments:

Stanford License Agreements

On May 12, 2014, the Company entered into a license agreement (the “Stanford Agreement”) with The Board of Trustees of The Leland Stanford Junior University (“Stanford”), pursuant to which Stanford has granted to the Company a revenue-bearing, world-wide right and exclusive license, with the right to grant sublicenses (on certain conditions), under certain patent rights and related technology for the use of bryostatin structural derivatives, known as “bryologs,” for use in the treatment of central nervous system disorders, lysosomal storage diseases, stroke, cardio protection and traumatic brain injury, for the life of the licensed patents. The Company is required to use commercially reasonable efforts to develop, manufacture and sell products (“Licensed Products”) in the Licensed Field of Use (as defined in the Stanford Agreement) during the term of the licensing agreement which expires upon the termination of the last valid claim of any licensed patent under this agreement. In addition, the Company must meet specific product development milestones, and upon meeting such milestones, make specific milestone payments to Stanford. The Company must also pay Stanford royalties of 3% of net sales, if any, of Licensed Products (as defined in the Stanford Agreement) and milestone payments of up to $3.7 million dependent upon stage of product development. As of September 30, 2024, no royalties nor milestone payments have been required.

On January 19, 2017, the Company entered into a second license agreement with Stanford, pursuant to which Stanford has granted to the Company a revenue-bearing, world-wide right and exclusive license, with the right to grant sublicenses (on certain conditions), under certain patent rights and related technology for the use of “Bryostatin Compounds and Methods of Preparing the Same,” or synthesized bryostatin, for use in the treatment of neurological diseases, cognitive dysfunction and psychiatric disorders, for the life of the licensed patents. The Company paid Stanford $70,000 upon executing the license and is obligated to pay an additional $10,000 annually as a license maintenance fee. In addition, based upon certain milestones that include product development and commercialization, the Company will be obligated to pay up to an additional $2.1 million and between 1.5% and 4.5% royalty payments on certain revenues generated by the Company relating to the licensed technology. On November 9, 2021, the Company revised the existing licensing agreement with Stanford. The revisions extended all the required future product development and commercialization milestones. The Company is currently in full compliance with the revised agreement and is moving forward on its commitments. As of September 30, 2024, no royalties nor milestone payments have been earned or made.

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

The Company is required to pay Mt. Sinai milestone payments of $2.0 million upon approval of a new drug application (“NDA”) in the United States and an additional $1.5 million for an NDA approval in the European Union or Japan. In addition, the Company is required to pay Mt. Sinai royalties on net sales of licensed product of 2.0% for up to $250 million of net sales and 3.0% of net sales over $250 million. Since inception, the Company has paid Mt. Sinai approximately $210,000 consisting of licensing fees of $135,000 plus development costs and patent fees of approximately $75,000. As of September 30, 2024, no royalties nor milestone payments have been required.

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

In connection with the Supply Agreement, on June 9, 2020, the Company entered into a transfer agreement (the “Transfer Agreement”) with BryoLogyx. Pursuant to the terms of the Transfer Agreement, the Company agreed to assign and transfer to BryoLogyx all of the Company’s right, title and interest in and to that certain Cooperative Research and Development Agreement, dated as of January 29, 2019 (the “CRADA”), by and between the Company and the U.S. Department of Health and Human Services, as represented by the NCI, under which Bryostatin-1’s ability to modulate CD22 in patients with relapsed/refractory CD22+ disease has been evaluated to date. Pursuant to guidance provided by NCI, the Company CRADA has been cancelled and BryoLogyx has initiated a request for a new CRADA in its name. BryoLogyx will be filing its own investigational new drug application (“IND”) for CD22 with the FDA. As consideration for the transfer of rights to the CRADA, BryoLogyx has agreed to pay to the Company 2% of the gross revenue received in connection with the sale of bryostatin products, up to an aggregate payment amount of $1 million. No such revenues have been earned as of September 30, 2024.

Nemours Agreement

On September 5, 2018, the Company announced a collaboration with Nemours A.I. DuPont Hospital (“Nemours”), a premier U.S. children’s hospital, to initiate a clinical trial in children with Fragile X syndrome, a genetic disorder. In addition to the primary objective of safety and tolerability, measurements will be made of working memory, language and other functional aspects such as anxiety, repetitive behavior, executive functioning, and social behavior. On August 5, 2021, the Company announced its memorandum of understanding with Nemours to initiate a clinical trial using Bryostatin-1, under Orphan Drug Status, to treat Fragile X. The Company intends to provide the Bryostatin-1 and obtain the IND, and Nemours intends to provide the clinical site and attendant support for the trial. The Company and Nemours, jointly, will develop the trial protocol. The Company estimates its total trial and IND cost to be approximately $2.0 million. As of September 30, 2024, the Company has incurred cumulative expenses associated with this agreement of approximately $100,000.

The Company has filed an IND with the FDA. The FDA has placed the development of the IND on clinical hold pending completion of further analytics relating to drug pharmacokinetics and pharmacodynamics. The Company is currently evaluating its plans to advance Fragile X development.

Cleveland Clinic

On February 23, 2022, the Company announced its collaboration with Cleveland Clinic to pursue possible treatments for Multiple Sclerosis (“MS”), and on July 19, 2023, the Company announced that it had entered into an agreement with Cleveland Clinic to conduct a Phase 1 trial of Bryostatin-1 in MS. Cleveland Clinic will manage the clinical trial’s implementation, including an IND submission to the FDA and patient enrollment. Cleveland Clinic has enrolled three subjects and has dosed two to - date, with the total planned enrollment in the MS Trial of 20 subjects. The total estimated costs associated with this collaboration are approximately $2.0 million. As of September 30, 2024, the Company has incurred expenses owed to Cleveland Clinic of approximately $590,000 of which approximately $0 was expensed during this current quarter.

LSU Health New Orleans’ Neuroscience Center of Excellence (“LSU Health”)

Effective June 20, 2024, the Company signed a collaboration agreement with the Louisiana State University Health Sciences Center (‘LSU Health”) to pursue pre-clinical testing of the Company’s polyunsaturated fatty acid (“PUFA”) analogs as a treatment for spinal cord injury (“SCI”). The Company also announced that the US Patent and Trademark Office (USPTO) recently issued US Patent No. 12,016,837 titled ‘Halogenated Esters of Cyclopropanated Unsaturated Fatty Acids for Use in the Treatment of Neurodegenerative Diseases,’ covering its family of analogs. Synaptogenix holds exclusive rights to its PUFA analogs pursuant to a licensing agreement with Cognitive Research Enterprises, Inc. (“CRE”), formerly known as the Blanchette Rockefeller Neurosciences Institute. The studies will compare the analogs with Bryostatin in SCI. The total estimated costs associated with this collaboration are approximately $200,000. As of September 30, 2024, the Company has paid amounts owed to LSU Health and its affiliates of $50,000 of which $0 was expensed during the three months ended September 30, 2024.

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

The Company’s investment in the Preferred Shares represents an investment in an equity security in accordance with ASC 320. The Preferred Shares are convertible at any time after the date of issuance, automatically upon a payment default, an IPO, or the written consent of the holders of a majority of the Preferred Shares. The conversion price is subject to traditional anti-dilution adjustments. The Company accounts for its investment in Cannasoul’s Preferred Shares under the equity method of accounting as it was determined the Company has significant influence over Cannasoul based on its board representation and other veto rights per ASC 323-10-15-6 to 8. The Company has elected to record the equity in earnings of the equity method investment on a three-month lag which is recognized in other comprehensive income. As a result, the Company recorded losses of $12,025 and $30,475 on its equity method investment during the three and nine months ended September 30, 2024, respectively.

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

Below is a summary of activity for the Cannasoul Convertible Notes as of September 30, 2024:

Balance of Cannasoul Convertible Notes as of January 1, 2023	$—
Issued	1,437,598
Change in fair value	902
Balance of Cannasoul Convertible Notes as of December 31, 2023	$1,438,500
Issued	1,000,000
Change in fair value	4,800
Balance of Cannasoul Convertible Notes as of September 30, 2024	$2,443,300

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

After Neurotrope’s initial Series A Stock financing, the CRE License Agreement required the Company to enter into scope of work agreements with CRE as the preferred service provider for any research and development services or other related scientific assistance and support services. There were no such statements of work agreements entered into during the year ended December 31, 2023 or during the nine months ended September 30, 2024.

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

Note 4 – Related Party Transactions:

On August 4, 2016, Neurotrope entered into a consulting agreement with SM Capital Management, LLC (“SMCM”), a limited liability company owned and controlled by the Company’s Chairman of the Board, Mr. Joshua N. Silverman (the “Consulting Agreement”). Pursuant to the Consulting Agreement, SMCM shall provide consulting services which shall include, but not be limited to, providing business development, financial communications and management transition services, for a one-year period, subject to annual review thereafter. SMCM’s annual consulting fee is $120,000, payable by the Company in monthly installments of $10,000. This contract was assigned to the Company as of December 1, 2020. For the three and nine months ended September 30, 2024 and 2023, $30,000 and $90,000, respectively, is reflected in the Company’s statements of comprehensive loss, respectively.

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

The Company was awarded a $2.7 million grant from the NIH, which will be used to support the 2020 Study, resulting in an estimated net budgeted cost of the 2020 Study to the Company of $8.3 million. The NIH grant provided for funds in the first year, which began in April 2020, of approximately $1.0 million and funding in year two, which began April 2021, of approximately $1.7 million. As of February 22, 2022, virtually all of the NIH grant had been received and offset against the clinical trial costs. The Company incurred approximately $11.2 million of cumulative expenses associated with the current Phase 2 clinical trial as of September 30, 2024. Of the total $11.2 million incurred for the trial as of September 30, 2024, $0 and $0.1 million is reflected in the statement of comprehensive loss for the three months ended September 30, 2024 and 2023, respectively and $0 and $0.5 million is reflected in the statement of comprehensive loss for the nine months ended September 30, 2024 and 2023, respectively. The 2020 Study was completed in December 2023.

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

The Company incurred approximately $1.6 million of cumulative expenses associated with the current 2022 Study as of September 30, 2024. Of the total $1.6 million incurred for the trial as of September 30, 2024, $0 and approximately $14,000 is reflected in the statement of comprehensive loss for the three months ended September 30, 2024 and 2023, respectively, and $0 and approximately $171,000 is reflected in the statement of comprehensive loss for the nine months ended September 30, 2024 and 2023, respectively.

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

November 2022 Private Placement

On November 17, 2022, the Company entered into a Securities Purchase Agreement (as amended on May 11, 2023, the “Series B Purchase Agreement”) with certain accredited investors (the “Series B Investors”), pursuant to which it agreed to sell to the Series B Investors (i) an aggregate of 15,000 shares of the Company’s newly-designated Series B convertible preferred stock with a stated value of $1,000 per share (the “Series B Preferred Stock”), initially convertible into up to 77,420 shares of Common Stock (the “Series B Preferred Shares”), and (ii) warrants (the “Series B Warrants”) to acquire up to an aggregate of 77,420 shares of Common Stock (the “Series B Warrant Shares”) (collectively, the “Series B Offering”).

The Series B Preferred Stock matured on September 9, 2024, and no shares of Series B Preferred Stock remain outstanding. The terms of the Series B Preferred Stock were as set forth in the Certificate of Designations for the Series B Preferred Stock (as amended on March 17, 2023, May 12, 2023, September 22, 2023 and September 3, 2024, the “Series B Certificate of Designations”). The Series B Preferred Stock was convertible into Series B Preferred Shares at the election of the holder at any time at an initial conversion price of $193.75 (as adjusted from time to time pursuant to the terms of the Series B Certificate of Designations, the “Series B Conversion Price”). The Series B Conversion Price was subject to customary adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustment in the event of any issuances of Common Stock, or securities convertible, exercisable or exchangeable for Common Stock, at a price below the then-applicable Series B Conversion Price (subject to certain exceptions). The Company was required to redeem the Series B Preferred Stock in 15 equal monthly installments, commencing on June 1, 2023. The amortization payments due upon such redemption were payable, at the Company’s election, in cash, or subject to certain limitations, in shares of Common Stock valued at the lower of (i) the Series B Conversion Price then in effect and (ii) the greater of (A) a 15% discount to the average of the three lowest closing prices of the Common Stock during the thirty trading day period immediately prior to the date the amortization payment is due or (B) the lower of $31.25 and $4.30, which equals 20% of the Minimum Price (as defined in Rule 5635 of the Rule of the Nasdaq Stock Market) on April 14, 2023, the date of receipt of Nasdaq Stockholder Approval (as defined below); provided that if the amount set forth in clause B is the lowest effective price, the Company would be required to pay the amortization payment in cash. The Company had the ability to require holders to convert their Series B Preferred Stock into Series B Preferred Shares if the closing price of the Common Stock exceeded $290.625 per share for 20 consecutive trading days and the daily trading volume of the Common Stock exceeded 4,000 shares per day during the same period and certain equity conditions described in the Series B Certificate of Designations were satisfied.

On March 17, 2023, the Company filed an amendment (the “First CoD Amendment”) to the Certificate of Designations with the Secretary of State for the State of Delaware, pursuant to which it amended the terms of the Series B Preferred Stock by revising the definition of “floor price” for purposes of calculating amortization payments, extending the date for the first required amortization payments, extending the deadline for stockholder approval and extending the maturity date to August 31, 2024. On May 12, 2023, the Company filed an amendment (the “Second CoD Amendment”) to the Series B Certificate of Designations with the Secretary of State for the State of Delaware, pursuant to which the Company amended the terms of the Series B Preferred Stock by removing all references to the “Make-Whole Amount”. In connection with the Second CoD Amendment, on May 11, 2023, the Company entered into an amendment to the Series B Purchase Agreement pursuant to which it agreed to extend the investors’ right of participation in a subsequent financing until the one year anniversary following the later of (x) such time that no shares of Series B Preferred Stock are outstanding and (y) the maturity date of the Series B Preferred Stock. On September 22, 2023, the Company filed an amendment (the “Third CoD Amendment”) to the Certificate of Designations with the Secretary of State for the State of Delaware, pursuant to which the Company amended the terms of the Series B Preferred Stock by providing that the Company and Series B Investors shall be permitted to mutually agree, in connection with any waiver of an Equity Conditions Failure (as defined in the Series B Certificate of Designations), as to (i) whether the monthly amortization payments made to the Series B Investors will be made in cash or shares of Common Stock, (ii) the methodology for calculating any applicable true-up shares required to be paid in connection with an amortization payment (including whether such true-up shares will be paid in cash or shares of Common Stock) and for calculating the conversion price in connection with any accelerated conversions, and (iii) whether any premium will apply in connection with any payment of true-up shares in cash instead of shares of Common Stock, subject to certain limitations as set forth in the Third CoD Amendment. On September 3, 2024, the Company filed an amendment to the Series B Certificate of Designations with the Secretary of State for the State of Delaware, pursuant to which the Company extended the maturity date to September 9, 2024, subject to further extension pursuant to the terms of the Certificate of Designations.

The holders of the Series B Preferred Stock were entitled to dividends of 7% per annum, compounded monthly, which were payable in cash or shares of Common Stock at the Company’s option, in accordance with the terms of the Certificate of Designations. Upon the occurrence and during the continuance of a Triggering Event (as defined in the Certificate of Designations), the Series B Preferred Stock would have accrued dividends at the rate of 15% per annum. The holders of Series B Preferred Stock had no voting rights on account of the Series B Preferred Stock, other than with respect to certain matters affecting the rights of the Series B Preferred Stock.

Notwithstanding the foregoing, the Company’s ability to settle conversions and make amortization payments using shares of Common Stock was subject to certain limitations set forth in the Series B Certificate of Designations, including a limit on the number of shares that may be issued until the Company’s stockholders approved the issuance of more than 19.9% of the Company’s outstanding shares of Common Stock in accordance with Nasdaq listing standards (the “Nasdaq Stockholder Approval”). The Company received Nasdaq Stockholder Approval at the Company’s special meeting of stockholders held on April 14, 2023. Further, the Series B Certificate of Designations contained a certain beneficial ownership limitation after giving effect to the issuance of shares of Common Stock issuable upon conversion of, or as part of any amortization payment under, the Series B Certificate of Designations or Series B Warrants.

The Series B Certificate of Designations included certain Triggering Events (as defined in the Series B Certificate of Designations), including, among other things, the failure to file and maintain an effective registration statement covering the sale of the holder’s securities registrable pursuant to the 2024 Registration Rights Agreement (defined below) and the Company’s failure to pay any amounts due to the holders of the Series B Preferred Stock when due. In connection with a Triggering Event, each holder of Series B Preferred Stock would be able to require the Company to redeem in cash any or all of the holder’s Series B Preferred Stock at a premium set forth in the Series B Certificate of Designations.

The Company was subject to certain affirmative and negative covenants regarding the incurrence of indebtedness, acquisition and investment transactions, the existence of liens, the repayment of indebtedness, the payment of cash in respect of dividends (other than dividends pursuant to the Series B Certificate of Designations), distributions or redemptions, and the transfer of assets, among other matters.

The Series B Warrants are exercisable for Series B Warrant Shares at an exercise price of $2.8586 per share (as adjusted from time to time pursuant to the terms of the Series B Warrants, the “Series B Exercise Price”). The Series B Exercise Price was reduced based upon the Reverse Stock Split and the Series C Private Placement (see below). The Series B Warrants expire five years from the date of issuance. The Series B Exercise Price is subject to customary adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustment, on a “full ratchet” basis, in the event of any issuances of Common Stock, or securities convertible, exercisable or exchangeable for Common Stock, at a price below the then-applicable Series B Exercise Price (subject to certain exceptions). There is no established public trading market for the Series B Warrants and the Company does not intend to list the Series B Warrants on any national securities exchange or nationally recognized trading system.

In connection with the Series B Purchase Agreement, the Company and the Series B Investors entered into a Registration Rights Agreement (the “Series B Registration Rights Agreement”) on November 17, 2022. Under the terms of the Series B Registration Rights Agreement, the Company agreed to register 200% of the Series B Preferred Shares, the Series B Warrant Shares and the shares of Common Stock issuable as amortization payments as well as any shares of Common Stock paid as dividends. The Company filed a registration statement for the resale of such securities on December 16, 2022. The Company also agreed to other customary obligations regarding registration, including indemnification and maintenance of the effectiveness of the registration statement.

In connection with the Series B Offering, pursuant to an Engagement Letter, between the Company and Katalyst Securities LLC (the “Series B Placement Agent”), the Company paid the Series B Placement Agent (i) a cash fee equal to 7% of the gross proceeds from any sale of securities in the Series B Offering and (ii) warrants to purchase shares of Common Stock equal to 3% of the number of shares of Common Stock that the Series B Preferred Shares are initially convertible into, with an exercise price of $2.8586 per share, pursuant to the above, and a five-year term.

During the three and nine months ended September 30, 2024, the Company redeemed $0 and $6,000,000, respectively, of the Series B Preferred Stock and $274,140 and $396,640, respectively of accrued dividends by issuing 100,000 and 374,219 shares, respectively, of Common Stock through installment conversions and proportionately relieved $0 and $4,911,312 of discount, respectively, related to the redeemed Series B Preferred Stock. During the three and nine months ended September 30, 2024, the Company recognized a deemed dividend of $19,392 and $271,086, respectively, related to cash premiums.

As of September 30, 2024 and December 31, 2023, the Company has accrued a liability for installment payments owed to investors in either cash or shares of $0 and $3,395,945, respectively. The Company paid approximately $8.8 million to fully satisfy its obligations to the Series B preferred stockholders. Subsequent to September 30, 2024, and as of November 13, 2024, the Company has issued 0 shares of Common Stock in partial satisfaction of the accrued preferred redemption liability.

The Company effected the Reverse Stock Split on April 4, 2024. Pursuant to the terms of the Series B Certificate of Designations and the Series B Warrants, the Series B Conversion Price and the Series B Exercise Price were adjusted accordingly.

September 2024 Registered Direct Offering and Concurrent Private Placement

On September 10, 2024, the Company entered into a Securities Purchase Agreement (the “Series C Purchase Agreement”) with certain accredited investors (the “Series C Investors”), pursuant to which it agreed to sell to the Series C Investors (i) in a registered direct offering, an aggregate of 1,793 shares of the Company’s newly-designated Series C convertible preferred stock, par value $0.0001, with a stated value of $1,000 per share (the “Series C Preferred Stock”), initially convertible into up to 448,250 shares of Common Stock (the “Registered Conversion Shares”) and (ii) in a concurrent private placement, an aggregate of 3,207 shares of the Series C Preferred Stock, initially convertible into up to 801,750 shares of Common Stock (the “Unregistered Conversion Shares” and, together with the Registered Conversion Shares, the “Series C Conversion Shares”) as well as warrants (the “Series C Warrants”) to acquire up to an aggregate of 1,250,000 shares of Common Stock (the “Series B Warrant Shares”) (the registered direct offering and the concurrent private placement collectively, the “Series C Offering”).

GP Nurmenkari Inc. acted as the placement agent for the Offering (the “Series C Placement Agent”). In connection with the Series C Offering, pursuant to an Engagement Letter between the Company and the Series C Placement Agent, the Company agreed to pay the Series C Placement Agent (i) a cash fee equal to 7.0% of the gross proceeds from any sale of securities in the Series C Offering and (ii) warrants to purchase shares of Common Stock equal to 3.0% of the number of shares of Common Stock that the Series C Preferred Stock are initially convertible into, with an exercise price of $4.00 per share and a five-year term.

The terms of the Series C Preferred Stock are as set forth in the form of a Certificate of Designations (the “Series C Certificate of Designations”), which was filed with the Secretary of State for the State of Delaware on September 12, 2024. The Series C Preferred Stock is convertible into Series C Conversion Shares at the election of the holder at any time at an initial conversion price of $4.00 per share (as adjusted from time to time pursuant to the terms of the Series C Certificate of Designations, the Series C Conversion Price”). The Series C Conversion Price is subject to customary adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustment in the event of any issuances of Common Stock, or securities convertible, exercisable or exchangeable for Common Stock, at a price below the then-applicable Series C Conversion Price (subject to certain exceptions). The Company is required to redeem the Series C Preferred Shares in equal quarterly installments, commencing on October 31, 2024. The amortization payments due upon such redemption are payable in cash at 107% of the applicable Installment Amount (as defined in the Series C Certificate of Designations).

The holders of the Series C Preferred Shares are entitled to dividends of 5% per annum, compounded quarterly, which will be payable in cash. Upon the occurrence and during the continuance of a Triggering Event (as defined in the Series C Certificate of Designations), the Series C Preferred Shares will accrue dividends at the rate of 15% per annum. The holders of Series C Preferred Shares are entitled to vote with holders of the Common Stock as a single class on all matters that holders of Common Stock are entitled to vote upon, with the number of votes per Series C Preferred Share equal to the stated value of such Series C Preferred Share divided by the “Minimum Price” (as defined in Rule 5635 of the Rule of the Nasdaq Stock Market) immediately prior to the date of the Series C Purchase Agreement.

Following the first anniversary of the initial issuance of the Series C Preferred Shares through the date that is ten calendar days thereafter, holders of Series C Preferred Shares may require the Company to redeem all or any portion of their Series C Preferred Shares in cash, pursuant to the terms set forth in the Series C Certificate of Designation.

Notwithstanding the foregoing, the Company’s ability to settle conversions is subject to certain limitations set forth in the Certificate of Designations, including a limit on the number of shares that may be issued until the time, if any, that the Company receives Nasdaq Stockholder Approval. The Company has agreed to seek Nasdaq Stockholder Approval of these matters at a meeting to be held no later than December 31, 2024. Further, the Series C Certificate of Designations contains a certain beneficial ownership limitation after giving effect to the issuance of shares of Common Stock issuable upon conversion of the Series C Certificate of Designations or Series C Warrants.

The Series C Certificate of Designations includes certain Triggering Events (as defined in the Series C Certificate of Designations), including, among other things, the failure to file and maintain an effective registration statement covering the sale of the holder’s securities registrable pursuant to the Series C Registration Rights Agreement (defined below) and the Company’s failure to pay any amounts due to the holders of the Series C Preferred Shares when due. In connection with a Triggering Event, each holder of Series C Preferred Shares will be able to require the Company to redeem in cash any or all of the holder’s Series C Preferred Shares at a premium set forth in the Series C Certificate of Designations.

The Company is subject to certain affirmative and negative covenants regarding the incurrence of indebtedness, acquisition and investment transactions, the existence of liens, the repayment of indebtedness, the payment of cash in respect of dividends (other than dividends pursuant to the Series C Certificate of Designations), distributions or redemptions, and the transfer of assets, among other matters.

The Series C Warrants are exercisable immediately at the Series C Exercise Price and expire five years from the date of issuance. The Series C Exercise Price is subject to customary adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustment, on a “full ratchet” basis, in the event of any issuances of Common Stock, or securities convertible, exercisable or exchangeable for Common Stock, at a price below the then-applicable Series C Exercise Price (subject to certain exceptions). There is no established public trading market for the Series C Warrants and the Company does not intend to list the Series C Warrants on any national securities exchange or nationally recognized trading system.

In connection with the Series C Purchase Agreement, on September 10, 2024, the Company and the Series C Investors entered into a Registration Rights Agreement (the “Series C Registration Rights Agreement”), pursuant to which the Company was required to file a resale registration statement with the SEC to register for resale 200% of the Unregistered Conversion Shares and 200% of the Series C Warrant Shares. The Company filed a registration statement for the resale of such securities on October 10, 2024, which was declared effective by the SEC on October 21, 2024. The Company also agreed to other customary obligations regarding registration, including indemnification and maintenance of the effectiveness of the registration statement.

Accounting Treatment of Series B Offering

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

The discount to the fair value is included as a reduction to the carrying value of the Series B Preferred Shares. During 2022, the Company recorded a total discount of approximately $12.3 million upon issuance of the Series B Preferred Shares, which was comprised of the issuance date fair value of the associated embedded derivative of approximately $2.2 million, stock issuance costs of approximately $0.5 million and the fair value of the Warrants of approximately $9.6 million. As such, the Company recognized $0 and $4,911,312, respectively, to additional paid-in capital to accrete the Series B Preferred Shares to redemption amount pursuant to ASC 480-10-S99-3A with a corresponding increase in the carrying value of the Series B Preferred Shares.

During the three months ended September 30, 2024 and 2023, the Company recorded a gain of $0 and $969,000, respectively, and, during the nine months ended September 30, 2024 and 2023, the Company recorded a gain of $1,113,000 and a loss of $1,289,600, respectively related to the change in fair value of the derivative liability corresponding to the Series B Preferred Shares which are recorded in other income (expense) on the statements of comprehensive loss. The Company recorded a fair value of $0 of the bifurcated embedded derivative at September 30, 2024 based upon the expiration of the Series B Preferred Stock liability.

Series B Common Stock Warrants

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

During the three months ended September 30, 2024 and 2023, the Company recorded a loss of $33,000 and a gain of $674,000, respectively and, during the nine months ended September 30, 2024 and 2023, the Company recorded a loss of $129,000 and a gain of $1,055,000, respectively related to the change in fair value of the warrant liability, which is recorded in other income (expense) on the statements of comprehensive loss. The fair value of the Warrants of approximately $269,000 was estimated at September 30, 2024 utilizing the Black Scholes Model using the following weighted average assumptions: dividend yield 0%; remaining term of 3.14 years; equity volatility of 115%; and a risk-free interest rate of 3.58%.

The Series C Preferred Shares were determined to be more akin to a debt-like host than an equity-like host. The Company identified the following embedded features that are not clearly and closely related to the debt host instrument: 1) certain contingent redemption options and 2) variable share-settled installment conversions. These features were bundled together, assigned probabilities of being affected and measured at fair value. Subsequent changes in fair value of these features are recognized in the Consolidated Statement of Operations. The Company estimated the approximately $6.1 million fair value of the bifurcated embedded derivative at issuance using a discounted cash flow scenario model, with the following inputs: the fair value of our common stock of $2.85 on the issuance date, estimated equity volatility of 90.0%, the time to maturity of 1.57 years, the installment redemption premium of 107%, a market interest rate of 5.53%, a risk-free rate of 3.76%, and dividend rate of 5%. The fair value of the bifurcated derivative liability was estimated utilizing the with and without method which uses the probability weighted difference between the scenarios with the derivative and the plain vanilla maturity scenario without a derivative.

The discount to the fair value is included as a reduction to the carrying value of the Series C Preferred Shares. During 2024, the Company recorded a total discount of approximately $5 million upon issuance of the Series C Preferred Shares as the fair value of the liabilities required to be remeasured at fair value exceeded the gross proceeds. The Company recognized the excess of the fair value of the total of these liabilities over the proceeds received as a loss upon issuance of preferred stock of $3.8 million which is included in other income (expense) in the Condensed Consolidated Statement of Operations. Upon issuance it was deemed probable that the Series C Preferred Shares will be redeemed; the Company therefore recorded accretion expense of approximately $0.3 million to adjust the Series C Preferred Shares to their redemption amount pursuant to ASC 480-10-S99-3A.

During the quarter ended September 30, 2024, the Company recorded a loss of $22,000 related to the change in fair value of the derivative liability corresponding to the Series C Preferred Shares which is recorded in other income (expense) on the Statements of Operations. The Company estimated the approximately $6.1 million fair value of the bifurcated embedded derivative as of September 30, 2024 using a discounted cash flow scenario model, with the following inputs: the fair value of our common stock of $3.02 on the valuation date, estimated equity volatility of 90.0%, the time to maturity of 1.52 years, the installment redemption premium of 107%, a market interest rate of 5.30%, a risk-free rate of 3.74%, and dividend rate of 5%.

Series C Common Stock Warrants

Pursuant to the Private Placement, the Company issued to investors Series C Warrants to purchase 1,250,000 shares of Common Stock, with an exercise price of $4.00 per share (subject to adjustment), for a period of five years from the date of issuance. Pursuant to its advisory agreements, the Company issued to its advisor additional Series C Warrants to purchase 37,500 shares of Common Stock with the same terms (the “Series C Broker Warrants”). The Series C Broker Warrants are within the scope of ASC 718 pursuant to ASC 718-10-20 but are subject to liability classification as they would be required to be classified as liabilities in accordance with ASC 480.

The Series C Warrants were determined to be within the scope of ASC 480-10 as they are puttable to the Company at Holders’ election upon the occurrence of a Fundamental Transaction (as defined in the agreements). As such, the Company recorded the Series C Warrants as a liability at fair value with subsequent changes in fair value recognized in earnings. The Company utilized the Black Scholes Model to calculate the value of these warrants issued during the quarter ended September 30, 2024. The fair value of the Series

C Warrants of approximately $2.8 million was estimated at the date of issuance using the following weighted average assumptions: dividend yield 0%; expected term of five years; equity volatility of 110%; and a risk-free interest rate of 3.41%.

Transaction costs incurred attributable to the issuance of the Warrants of $0.6 million, which includes the issuance date fair value of the Series C Broker Warrants of approximately $0.1 million, were immediately expensed in accordance with ASC 480.

During the quarter ended September 30, 2024, the Company recorded a loss of approximately $0.2 million related to the change in fair value of the warrant liability which is recorded in other income (expense) on the Condensed Statements of Operations and Comprehensive Loss. The fair value of the Series C Warrants of approximately $3.0 million was estimated at September 30, 2024 utilizing the Black Scholes Model using the following weighted average assumptions: dividend yield 0%; remaining term of 4.95 years; equity volatility of 110%; and a risk-free interest rate of 3.52%.

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

Based upon the Reverse Stock Split and Series C offering, the total number of Series B Warrants held by the Series B Investors has been adjusted to 123,976 with an exercise price of $2.8586 per share. In addition, the Series B Conversion Price was adjusted to $2.8656 per Series B Preferred Share.

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

Stock and Option Grants

The following is a summary of stock option activity under the stock option plans for the nine months ended September 30, 2024:

			Weighted-
			Average	Aggregate
		Weighted-	Remaining	Intrinsic
	Number	Average	Contractual	Value
	of	Exercise	Term	(in
	Shares	Price	(Years)	millions)
Options outstanding at January 1, 2024	29,674	$153.75	7.90	$—
Options granted	3,200	$5.39	8.98	—
Less options forfeited	—	$—	—	—
Less options expired/cancelled	—	$—	—	—
Less options exercised	—	$—	—	—
Options outstanding at September 30, 2024	32,874	$139.27	8.02	$—
Options exercisable at September 30, 2024	29,674	$153.71	7.95	$—

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing price of the Common Stock, which was $3.02 per share on September 30, 2024 and $6.80 per share on December 31, 2023.

As of September 30, 2024, the Company had unrecognized stock option expense of $7,828 and a remaining weighted average period for recognition of 0.52 years.

On April 8, 2024, Synaptogenix granted stock options to four Board members to purchase an aggregate of 3,200 shares of Common Stock. The stock options have an exercise price of $5.39 per share and an expiration date of ten years. The options vest on the one-year anniversary from the date of the grant. The Company used the Black Scholes valuation method to determine the fair value of the options assuming the following: implied volatility of 124.35%, a risk-free interest rate of 4.43% and have an aggregate fair value of $15,040, which is expensed over the vesting term.

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

The Company recorded total expenses relating to the outstanding stock options of $3,791 and $15,064 for the three months ended September 30, 2024 and 2023, respectively, and recorded total expenses relating to the outstanding stock options of $21,618 and $994,261 for the nine months ended September 30, 2024 and 2023, respectively.

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

On September 10, 2024, the Company issued 1,304 shares of restricted stock to a consultant that was engaged to provide investor relations services with a total fair market value on the date of issuance of $4,500, expensed upon issuance.

Stock Compensation Expense

Total stock-based compensation for the three months ended September 30, 2024 and 2023 was $3,791 and 15,064, respectively, of which all was classified as general and administrative expense. Total stock-based compensation for the nine months ended September 30, 2024 and 2023 was $21,618 and $994,261, respectively, of which $0 and $149,589, respectively, was classified as research and development expense, and $21,618 and $844,672, respectively, was classified as general and administrative expense.

The Company currently estimates, beginning at the closing date of the Series B Offering, implied volatility factor for all options and warrants based upon a blend of the Parent Company’s and Company’s historical volatility. Up until November 21, 2022, the Company computed implied volatility based upon a blend of the Parent Company’s and Company’s historical volatility along with the volatility of selected comparable publicly traded companies as, at that time, the Company lacked sufficient historical stock trading activity. It incorporated the historical volatility of the Parent Company as the Parent Company’s historical volatility provides a good estimation of the Company’s volatility since its operations were identical to the Company’s prior to the spin-out.

Note 8 – Common Stock Warrants:

As of September 30, 2024, the Company had warrants outstanding consisting of the following:

Number
of shares
Warrants outstanding January 1, 2023	287,436
Warrants issued	1,331,431
Warrants exercised	—
Warrants expired	—
Warrants outstanding and exercisable September 30, 2024	1,618,867

As of September 30, 2024, the weighted average exercise price and the weighted average remaining life of the total warrants were $46.51 per warrant and 4.36 years, respectively. The intrinsic value of the warrants as of September 30, 2024 was approximately $34,000. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing price of the Common Stock, which was $3.02 per share on September 30, 2024.

Note 9 - Fair Value on a Recurring Basis

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. The estimated fair value of the warrant liability and bifurcated embedded derivatives represent Level 3 measurements. The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at September 30, 2024 and December 31, 2023, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		September 30,	December 31,
Description	Level	2024	2023
Liabilities:
Warrant liability (Note 6)	3	$3,251,000	$140,000
Bifurcated embedded derivative liability (Note 6)	3	$6,118,000	$1,113,000

The following table sets forth a summary of the change in the fair value of the warrant liability that is measured at fair value on a recurring basis:

September 30, 2024
Balance on December 31, 2022	$1,510,000
Change in fair value of warrant liability	(1,370,000)
Balance on December 31, 2023	$140,000
Change in fair value of warrant liabilities Series B Preferred	129,000
Balance of warrant liabilities Series B Preferred	269,000
Warrant liabilities upon issuance of Series C Preferred	2,797,000
Change in fair value of warrant liabilities Series C Preferred	185,000
Balance on September 30, 2024	$3,251,000

The following table sets forth a summary of the change in the fair value of the bifurcated embedded derivative liability that is measured at fair value on a recurring basis:

September 30, 2024
Balance on December 31, 2022	$369,400
Change in fair value of bifurcated embedded derivative	(743,600)
Balance on December 31, 2023	$1,113,000
Change in fair value of derivative liability Series B Preferred	(1,113,000)
Balance of derivative liability Series B Preferred	—
Derivative liability upon issuance of Series C Preferred	6,096,000
Change in fair value of derivative liability Series C Preferred	22,000
Balance on September 30, 2024	$6,118,000

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

Basis of Presentation

The unaudited financial statements for the nine months ended September 30, 2024 and 2023 include a summary of our significant accounting policies and should be read in conjunction with the discussion below and our financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included in the financial statements. All such adjustments are of a normal recurring nature.

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

November 2022 Private Placement

On November 17, 2022, we entered into the Series B Purchase Agreement with the Series B Investors, pursuant to which we agreed to sell to the Series B Investors (i) an aggregate of 15,000 shares of Series B Preferred Stock and (ii) Series B Warrants to acquire up to an aggregate of 77,419 shares of Common Stock. We received total gross proceeds of approximately $15 million from the Series B Offering.

The Series B Preferred Stock matured on September 9, 2024, and no shares of Series B Preferred Stock remain outstanding. The terms of the Series B Preferred Stock were as set forth in the Series B Certificate of Designations. The Series B Preferred Stock was convertible into Series B Preferred Shares at the election of the holder at any time at the Series B Conversion Price. The Series B Conversion Price was subject to customary adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustment in the event of any issuances of Common Stock, or securities convertible, exercisable or exchangeable for Common Stock, at a price below the then-applicable Conversion Price (subject to certain exceptions). We were required to redeem the Series B Preferred Stock in 15 equal monthly installments, commencing on June 1, 2023. The amortization payments due upon such redemption were payable, at our election, in cash, or subject to certain limitations, in shares of Common Stock valued at the lower of (i) the Series B Conversion Price then in effect and (ii) the greater of (A) a 15% discount to the average of the three lowest closing prices of the Common Stock during the thirty trading day period immediately prior to the date the amortization payment is due or (B) the lower of $31.25 and $4.30, which equals 20% of the Minimum Price (as defined in Rule 5635 of the Rule of the Nasdaq Stock Market) on April 14, 2023, the date of receipt of Nasdaq Stockholder Approval; provided that if the amount set forth in clause B is the lowest effective price, we will be required to pay the amortization payment in cash. We had the ability to require holders to convert their Series B Preferred Stock into Series B Preferred Shares if the closing price of the Common Stock exceeded $290.625 per share for 20 consecutive trading days and the daily trading volume of the Common Stock exceeded 4,000 shares per day during the same period and certain equity conditions described in the Series B Certificate of Designations were satisfied.

On March 17, 2023, the Company filed an amendment (the “First CoD Amendment”) to the Certificate of Designations with the Secretary of State for the State of Delaware, pursuant to which it amended the terms of the Series B Preferred Stock by revising the definition of “floor price” for purposes of calculating amortization payments, extending the date for the first required amortization payments, extending the deadline for stockholder approval and extending the maturity date to August 31, 2024. On May 12, 2023, the Company filed an amendment (the “Second CoD Amendment”) to the Series B Certificate of Designations with the Secretary of State for the State of Delaware, pursuant to which the Company amended the terms of the Series B Preferred Stock by removing all references to the “Make-Whole Amount”. In connection with the Second CoD Amendment, on May 11, 2023, the Company entered into an amendment to the Series B Purchase Agreement pursuant to which it agreed to extend the investors’ right of participation in a subsequent financing until the one year anniversary following the later of (x) such time that no shares of Series B Preferred Stock are outstanding and (y) the maturity date of the Series B Preferred Stock. On September 22, 2023, the Company filed an amendment (the “Third CoD Amendment”) to the Certificate of Designations with the Secretary of State for the State of Delaware, pursuant to which the Company amended the terms of the Series B Preferred Stock by providing that the Company and Series B Investors shall be permitted to mutually agree, in connection with any waiver of an Equity Conditions Failure (as defined in the Series B Certificate of Designations), as to (i) whether the monthly amortization payments made to the Series B Investors will be made in cash or shares of Common Stock, (ii) the methodology for calculating any applicable true-up shares required to be paid in connection with an amortization payment (including whether such true-up shares will be paid in cash or shares of Common Stock) and for calculating the conversion price in connection with any accelerated conversions, and (iii) whether any premium will apply in connection with any payment of true-up shares in cash instead of shares of Common Stock, subject to certain limitations as set forth in the Third CoD Amendment. On September 3, 2024, the Company filed an amendment to the Series B Certificate of Designations with the Secretary of State for the State of Delaware, pursuant to which the Company extended the maturity date to September 9, 2024, subject to further extension pursuant to the terms of the Certificate of Designations.

The holders of the Series B Preferred Stock were entitled to dividends of 7% per annum, compounded monthly, which were payable in cash or shares of Common Stock at our option, in accordance with the terms of the Certificate of Designations. Upon the occurrence and during the continuance of a Triggering Event (as defined in the Series B Certificate of Designations), the Series B Preferred Stock would have accrued dividends at the rate of 15% per annum. The holders of Series B Preferred Stock had no voting rights on account of the Series B Preferred Stock, other than with respect to certain matters affecting the rights of the Series B Preferred Stock.

Notwithstanding the foregoing, the Company’s ability to settle conversions and make amortization payments using shares of Common Stock was subject to certain limitations set forth in the Series B Certificate of Designations, including a limit on the number of shares that may be issued until the Nasdaq Stockholder Approval. The Company received Nasdaq Stockholder Approval at the Company’s special meeting of stockholders held on April 14, 2023. Further, the Series B Certificate of Designations contained a certain beneficial ownership limitation after giving effect to the issuance of shares of Common Stock issuable upon conversion of, or as part of any amortization payment under, the Series B Certificate of Designations or Series B Warrants.

Further, the Series B Certificate of Designations contained a certain beneficial ownership limitation after giving effect to the issuance of shares of Common Stock issuable upon conversion of, or as part of any amortization payment under, the Series B Certificate of Designations or Series B Warrants.

The Series B Certificate of Designations included certain Triggering Events (as defined in the Series B Certificate of Designations), including, among other things, the failure to file and maintain an effective registration statement covering the sale of the holder’s securities registrable pursuant to the Series B Registration Rights Agreement (defined below) and our failure to pay any amounts due to the holders of the Series B Preferred Stock when due. In connection with a Triggering Event, each holder of Series B Preferred Stock will be able to require us to redeem in cash any or all of the holder’s Series B Preferred Stock at a premium set forth in the Series B Certificate of Designations.

We are subject to certain affirmative and negative covenants regarding the incurrence of indebtedness, acquisition and investment transactions, the existence of liens, the repayment of indebtedness, the payment of cash in respect of dividends (other than dividends pursuant to the Series B Certificate of Designations), distributions or redemptions, and the transfer of assets, among other matters.

The Series B Warrants are exercisable for Series B Warrant Shares at an initial exercise price of $$2.8586 per share (as adjusted from time to time pursuant to the terms of the Series B Warrants, the “Series B Exercise Price”) and expire five years from the date of issuance. The Series B Exercise Price was reduced based upon the Reverse Stock Split and the Series C Private Placement (see below). The Series B Exercise Price is subject to customary adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustment, on a “full ratchet” basis, in the event of any issuances of Common Stock, or securities convertible, exercisable or exchangeable for Common Stock, at a price below the then-applicable Series B Exercise Price (subject to certain exceptions). There is no established public trading market for the Series B Warrants and the Company does not intend to list the Series B Warrants on any national securities exchange or nationally recognized trading system.

In connection with the Series B Purchase Agreement, we and the Series B Investors entered into a Registration Rights Agreement (the “Series B Registration Rights Agreement”) on November 17, 2022. Under the terms of the Series B Registration Rights Agreement, we agreed to register 200% of the Series B Preferred Shares, the Series B Warrant Shares and the shares of Common Stock issuable as amortization payments as well as any shares of Common Stock paid as dividends. We filed a registration statement for the resale of such securities on December 16, 2022. We also agreed to other customary obligations regarding registration, including indemnification and maintenance of the effectiveness of the registration statement.

In connection with the Series B Offering, pursuant to an Engagement Letter, between the Company and Katalyst Securities LLC (the “Series B Placement Agent”), we paid the Series B Placement Agent (i) a cash fee equal to 7% of the gross proceeds from any sale of securities in the Series B Offering and (ii) warrants to purchase shares of Common Stock equal to 3% of the number of shares of Common Stock that the Series B Preferred Shares are initially convertible into, with an exercise price of $2.8586 per share, pursuant to the above, and a five-year term.

During the three and nine months ended September 30, 2024, the Company redeemed $0 and $6,000,000, respectively, of the Series B Preferred Stock and $274,140 and $396,640, respectively of accrued dividends by issuing 100,000 and 374,219 shares, respectively, of Common Stock through installment conversions and proportionately relieved $0 and $4,911,312 of discount, respectively, related to the redeemed Series B Preferred Stock. During the three and nine months ended September 30, 2024, the Company recognized a deemed dividend of $19,392 and $271,086, respectively, related to cash premiums.

As of September 30, 2024 and December 31, 2023, the Company has accrued a liability for installment payments owed to investors in either cash or shares of $0 and $3,395,945, respectively. The Company paid approximately $8.8 million to fully satisfy its obligations to the Series B preferred stockholders. Subsequent to September 30, 2024, and as of November 12, 2024, the Company has issued 0 shares of Common Stock in partial satisfaction of the accrued preferred redemption liability.

The Company effected the Reverse Stock Split on April 4, 2024. Pursuant to the terms of the Series B Certificate of Designations and the Series B Warrants, the Series B Conversion Price and the Series B Exercise Price were adjusted accordingly.

September 2024 Private Placement

On September 10, 2024, we entered into the Series C Purchase Agreement with the Series C Investors, pursuant to which we agreed to sell to the Series C Investors (i) in a registered direct offering, an aggregate of 1,793 shares of Series C Preferred Stock, initially convertible into up to 448,250 Registered Conversion Shares and (ii) in a concurrent private placement, an aggregate of 3,207 shares of Series C Preferred Stock, initially convertible into up to 801,750 Unregistered Conversion Shares as well as Series C Warrants to acquire up to an aggregate of 1,250,000 Series B Warrant Shares.

GP Nurmenkari Inc. acted as the Series C Placement Agent. In connection with the Series C Offering, pursuant to an Engagement Letter between the Company and the Series C Placement Agent, we agreed to pay the Series C Placement Agent (i) a cash fee equal to 7.0% of the gross proceeds from any sale of securities in the Series C Offering and (ii) warrants to purchase shares of Common Stock equal to 3.0% of the number of shares of Common Stock that the Series C Preferred Stock are initially convertible into, with an exercise price of $4.00 per share and a five-year term.

The terms of the Series C Preferred Stock are as set forth in the Series C Certificate of Designations, which was filed with the Secretary of State for the State of Delaware on September 12, 2024. The Series C Preferred Stock is convertible into Series C Conversion Shares at the election of the holder at any time at the Series C Conversion Price. The Series C Conversion Price is subject to customary adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustment in the event of any issuances of Common Stock, or securities convertible, exercisable or exchangeable for Common Stock, at a price below the then-applicable Series C Conversion Price (subject to certain exceptions). We are required to redeem the Series C Preferred Shares in equal quarterly installments, commencing on October 31, 2024. The amortization payments due upon such redemption are payable in cash at 107% of the applicable Installment Amount (as defined in the Series C Certificate of Designations).

The holders of the Series C Preferred Shares are entitled to dividends of 5% per annum, compounded quarterly, which will be payable in cash. Upon the occurrence and during the continuance of a Triggering Event (as defined in the Series C Certificate of Designations), the Series C Preferred Shares will accrue dividends at the rate of 15% per annum. The holders of Series C Preferred Shares are entitled to vote with holders of the Common Stock as a single class on all matters that holders of Common Stock are entitled to vote upon, with the number of votes per Series C Preferred Share equal to the stated value of such Series C Preferred Share divided by the “Minimum Price” (as defined in Rule 5635 of the Rule of the Nasdaq Stock Market) immediately prior to the date of the Series C Purchase Agreement.

Following the first anniversary of the initial issuance of the Series C Preferred Shares through the date that is ten calendar days thereafter, holders of Series C Preferred Shares may require the Company to redeem all or any portion of their Series C Preferred Shares in cash, pursuant to the terms set forth in the Series C Certificate of Designation.

Notwithstanding the foregoing, our ability to settle conversions is subject to certain limitations set forth in the Certificate of Designations, including a limit on the number of shares that may be issued until the time, if any, that we receives Nasdaq Stockholder Approval. We have agreed to seek Nasdaq Stockholder Approval of these matters at a meeting to be held no later than December 31, 2024. Further, the Series C Certificate of Designations contains a certain beneficial ownership limitation after giving effect to the issuance of shares of Common Stock issuable upon conversion of the Series C Certificate of Designations or Series C Warrants.

The Series C Certificate of Designations includes certain Triggering Events (as defined in the Series C Certificate of Designations), including, among other things, the failure to file and maintain an effective registration statement covering the sale of the holder’s securities registrable pursuant to the Series C Registration Rights Agreement (defined below) and our failure to pay any amounts due to the holders of the Series C Preferred Shares when due. In connection with a Triggering Event, each holder of Series C Preferred Shares will be able to require us to redeem in cash any or all of the holder’s Series C Preferred Shares at a premium set forth in the Series C Certificate of Designations.

We are subject to certain affirmative and negative covenants regarding the incurrence of indebtedness, acquisition and investment transactions, the existence of liens, the repayment of indebtedness, the payment of cash in respect of dividends (other than dividends pursuant to the Series C Certificate of Designations), distributions or redemptions, and the transfer of assets, among other matters.

The Series C Warrants are exercisable immediately at the Series C Exercise Price and expire five years from the date of issuance. The Series C Exercise Price is subject to customary adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustment, on a “full ratchet” basis, in the event of any issuances of Common Stock, or securities convertible, exercisable or exchangeable for Common Stock, at a price below the then-applicable Series C Exercise Price (subject to certain exceptions). There is no established public trading market for the Series C Warrants and we do not intend to list the Series C Warrants on any national securities exchange or nationally recognized trading system.

In connection with the Series C Purchase Agreement, on September 10, 2024, we and the Series C Investors entered into a Registration Rights Agreement, pursuant to which we were required to file a resale registration statement with the SEC to register for resale 200% of the Unregistered Conversion Shares and 200% of the Series C Warrant Shares. We filed a registration statement for the resale of such securities on October 10, 2024, which was declared effective by the SEC on October 21, 2024. We also agreed to other customary obligations regarding registration, including indemnification and maintenance of the effectiveness of the registration statement.

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

Pursuant to the terms of the 2022 Services Agreement, WCT provided services to enroll approximately 12 2022 Study subjects. The first 2022 Study site was initiated during the third quarter of 2022. As of September 30, 2024, we incurred approximately $1.6 million of cumulative expenses associated with the 2022 Study. We terminated the 2022 Services Agreement in December 2022. Of the total $1.6 million incurred for the trial as of September 30, 2024, $0 and approximately $14,000 is reflected in the statement of comprehensive loss for the three months ended September 30, 2024 and 2023, respectively and $0 and approximately $131,000 is reflected in the statement of comprehensive loss for the nine months ended September 30, 2024 and 2023, respectively.

Other Development Projects

To the extent resources permit, we may pursue development of selected technology platforms with indications related to the treatment of various disorders, including neurodegenerative disorders such as AD, based on our currently licensed technology and/or technologies available from third party licensors or collaborators.

Nemours Agreement

On September 5, 2018, we announced a collaboration with Nemours, a premier U.S. children’s hospital, to initiate a clinical trial in children with Fragile X. In addition to the primary objective of safety and tolerability, measurements will be made of working memory, language and other functional aspects such as anxiety, repetitive behavior, executive functioning, and social behavior. On August 5, 2021, we announced our memorandum of understanding with Nemours A.I. DuPont Hospital (“Nemours”) to initiate a clinical trial using Bryostatin-1, under Orphan Drug Status, to treat Fragile X. We intend to provide the Bryostatin-1 drug product candidate and obtain the IND and Nemours intends to provide the clinical site and attendant support for the trial. We and Nemours, jointly, will develop the trial protocol. We currently estimate our total trial and IND cost to be approximately $2 million. As of September 30, 2024, we have incurred cumulative expenses associated with this agreement of approximately $100,000.

We have filed for an IND with the FDA. The FDA has placed the development of the IND on clinical hold pending completion of further analytics relating to drug pharmacokinetics and pharmacodynamics. We are currently evaluating our plans to advance Fragile X development.

Cleveland Clinic

On February 23, 2022, we announced our collaboration with Cleveland Clinic to pursue possible treatments for MS, and on July 19, 2023, we announced that we had entered into an agreement with Cleveland Clinic to conduct a Phase 1 trial of Bryostatin-1 in MS. Cleveland Clinic will manage the clinical trial’s implementation, including an IND submission to the FDA and patient enrollment. Cleveland Clinic has enrolled three subjects and has dosed two to - date, with the total planned enrollment in the MS Trial of 20 subjects. The total estimated costs associated with this collaboration are approximately $2.0 million. As of September 30, 2024, we have incurred expenses due to Cleveland Clinic approximately $590,000 of which $0 was expensed during the three months ended September 30, 2024.

LSU Health

Effective June 20, 2024, the Company signed a collaboration agreement with LSU Health to pursue pre-clinical testing of the Company’s polyunsaturated fatty acid (“PUFA”) analogs as a treatment for spinal cord injury (“SCI”). The Company also announced that the US Patent and Trademark Office (USPTO) recently issued US Patent No. 12,016,837 titled ‘Halogenated Esters of Cyclopropanated Unsaturated Fatty Acids for Use in the Treatment of Neurodegenerative Diseases,’ covering its family of analogs. Synaptogenix holds exclusive rights to its PUFA analogs pursuant to a licensing agreement with CRE, formerly known as the Blanchette Rockefeller Neurosciences Institute. The studies will compare the analogs with Bryostatin in SCI. The total estimated costs associated with this collaboration are approximately $200,000. As of September 30, 2024, the Company has paid amounts owed to LSU Health and its affiliates of $50,000 of which $0 was expensed during the three months ended September 30, 2024.

Results of Operations

Comparison of the three months ended September 30, 2024 and 2023

The following table summarizes our results of operations for the three months ended September 30, 2024 and 2023:

	Three Months ended
	September 30,		Dollar
	2024	2023	Change	% Change
Operating Expenses:
Research and development expenses	$222,897	$212,103	$10,794	5.1%
General and administrative expenses	$1,136,772	$1,217,689	$(80,917)	(6.6)%
Other income (loss), net	$(4,382,344)	$2,192,995	$(6,575,339)	(299.8)%
Net loss (income)	$5,742,013	$(763,203)	$(6,505,216)	(852.4)%

Operating Expenses

Overview

Total operating expenses for the three months ended September 30, 2024 were $1,359,669 as compared to $1,429,792 for the three months ended September 30, 2023, a decrease of approximately 4.9%. The decrease in total operating expenses is due to the decrease in general and administrative expenses partially offset by an increase in research and development expenses.

Research and Development Expenses

For the three months ended September 30, 2024, we incurred $222,897 in research and development expenses as compared to $212,103 for the three months ended September 30, 2023, an increase of approximately 5.1%. These expenses were incurred primarily in connection with developing the potential AD therapeutic product and the initiation of the MS trial with Cleveland Clinic. Of these expenses, for the three months ended September 30, 2024, $31,630 was incurred principally relating to our current MS clinical trial and our storage of drug product, $173,797 for clinical consulting services, $7,534 of amortization of prepaid licensing fees relating to the Stanford License Agreement and Mount Sinai Agreement, $9,936 for development of alternative drug supply with Stanford University; comparatively, for the three months ended September 30, 2023, $95,248 was incurred principally relating to our confirmatory clinical trial and related storage of drug product, $96,883 for clinical consulting services, $5,041 of amortization of prepaid licensing fees relating to the Stanford License Agreement and Mount Sinai Agreement, and $14,931 for development of alternative drug supply with Stanford University.

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

General and Administrative Expenses

We incurred $1,136,772 and $1,217,689 of general and administrative expenses for the three months ended September 30, 2024 and 2023, respectively, a decrease of approximately 6.6%. During the three months ended September 30, 2024, $315,830 was incurred primarily for wages, bonuses, vacation pay, severance, taxes and insurance, versus $300,598 for the three months ended September 30, 2023; $113,173 was incurred for legal expenses versus $180,566 for the 2023 comparable period. The higher legal fees for 2023 is based upon the prior year’s increased fees for special stockholder vote requirements and for regulatory compliance; $258,990 was incurred for outside operations consulting services during the three months ended September 30, 2024, versus $247,344 for the comparable period in 2023; $26,226 was incurred for travel expenses during the three months ended September 30, 2024, versus $48,148 for the comparable period in 2023 as Company officers and directors conducted overseas due diligence for strategic investments; $95,314 was incurred for investor relations services during the three months ended September 30, 2024, versus $62,643 for the comparable period in 2023; $58,995 was incurred for professional fees associated with auditing, financial, accounting and tax advisory services during the three months ended September 30, 2024, versus $59,812 for the comparable period in 2023; $161,467 was incurred for insurance during the three months ended September 30, 2024, versus $190,786 for the comparable period in 2023. The decrease is attributable to lower premiums; $102,986 was incurred for utilities, supplies, license fees, filing costs, rent, advertising and other during the three months ended September 30, 2024, versus $112,728 for the comparable period in 2023; and $3,791 was recorded as non-cash stock options compensation expense during the three months ended September 30, 2024, versus $15,064 for the comparable period in 2023, as options granted during the 2023 period partially vested upon issuance.

Other Income / Expense

We recognized total other loss of $4,382,344 for the three months ended September 30, 2024 as compared to total other income of $2,192,995 for the three months ended September 30, 2023, which consisted, for 2024 and 2023, of interest income on funds deposited in interest bearing money market accounts and investments in short-term US treasury bills and changes in fair value of warrant and derivative liabilities and offering costs. The decrease in interest income and unrealized gains on treasury bills totaling $249,314 for the three months ended September 30, 2024 is primarily attributable to the decrease in cash balances over the period and lower interest rates. The total increased loss is primarily attributable to the increase in change in fair value of derivative liability of $892,000 and the increase in fair value of warrant liability of $991,000, loss on issuance of Series C Preferred Stock of approximately $3.8 million, warrant issuance costs of $618,375 and share of loss in equity investment of $12,025.

Net loss

We recognized losses of $5,742,013 and income of $763,203 for the three months ended September 30, 2024 and 2023, respectively. The increased loss was primarily attributable to the increase in research and development expenses and the increase in other loss partially offset by a decrease in general and administrative expenses.

Comparison of the nine months ended September 30, 2024 and 2023

The following table summarizes our results of operations for the nine months ended September 30, 2024 and 2023:

	Nine Months ended
	September 30,		Dollar
	2024	2023	Change	% Change
Operating Expenses:
Research and development expenses	$1,174,214	$1,397,031	$(222,817)	(15.9)%
General and administrative expenses	$3,457,916	$4,784,415	$(1,326,499)	(27.7)%
Other income (loss), net	$(2,589,891)	$1,138,911	$(3,728,802)	(327.4)%
Net loss	$7,222,021	$5,042,535	$2,179,486	43.2%

Operating Expenses

Overview

Total operating expenses for the nine months ended September 30, 2024 were $4,632,130 as compared to $6,181,446 for the nine months ended September 30, 2023, a decrease of approximately 25.1%. The decrease in total operating expenses is due to the decrease in research and development and general and administrative expenses.

Research and Development Expenses

For the nine months ended September 30, 2024, we incurred $1,174,214 in research and development expenses as compared to $1,397,031 for the nine months ended September 30, 2023, a decrease of approximately 15.9%. These expenses were incurred primarily in connection with developing the potential AD therapeutic product and the initiation of the MS trial with Cleveland Clinic. Of these expenses, for the nine months ended September 30, 2024, $697,899 was incurred principally relating to our current MS clinical trial and our storage of drug product, $426,523 for clinical consulting services, $22,107 of amortization of prepaid licensing fees relating to the Stanford License Agreement and Mount Sinai Agreement, $27,685 for development of alternative drug supply with Stanford University; comparatively, for the nine months ended September 30, 2023, $938,003 was incurred principally relating to our confirmatory clinical trial and related storage of drug product, $252,752 for clinical consulting services, $15,288 of amortization of prepaid licensing fees relating to the Stanford License Agreement and Mount Sinai Agreement, $41,399 for development of alternative drug supply with Stanford University and $149,589 of non-cash stock options compensation expense.

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

General and Administrative Expenses

We incurred $3,457,916 and $4,784,415 of general and administrative expenses for the nine months ended September 30, 2024 and 2023, respectively, a decrease of approximately 27.7%. During the nine months ended September 30, 2024, $986,382 was incurred primarily for wages, bonuses, vacation pay, severance, taxes and insurance, versus $948,689 for the nine months ended September 30, 2023; $397,123 was incurred for legal expenses versus $673,882 for the 2023 comparable period. The higher legal fees for 2023 is based upon the prior year’s increased fees for special stockholder vote requirements and for regulatory compliance; $751,761 was incurred for outside operations consulting services during the nine months ended September 30, 2024, versus $720,159 for the comparable period in 2023; $83,412 was incurred for travel expenses during the nine months ended September 30, 2024, versus $122,196 for the comparable period in 2023 as Company officers and directors conducted overseas due diligence for strategic investments; $316,249 was incurred for investor relations services during the nine months ended September 30, 2024, versus $303,271 for the comparable period in 2023; $214,192 was incurred for professional fees associated with auditing, financial, accounting and tax advisory services during the nine months ended September 30, 2024, versus $245,021 for the comparable period in 2023; $470,695 was incurred for insurance during the nine months ended September 30, 2024, versus $577,950 for the comparable period in 2023. The decrease is attributable to lower premiums; $216,433 was incurred for utilities, supplies, license fees, filing costs, rent, advertising and other during the nine months ended September 30, 2024, versus $348,575 for the comparable period in 2023. The decrease is attributable to credits for franchise taxes paid during the 2023 period credited to 2024; and $21,618 was recorded as non-cash stock options compensation expense during the nine months ended September 30, 2024, versus $844,672 for the comparable period in 2023, as options granted during the 2023 period partially vested upon issuance.

Other Income / Expense

We recognized total other loss of $2,589,891 for the nine months ended September 30, 2024 as compared to total other income of $1,138,911 for the nine months ended September 30, 2023, which consisted, for 2024 and 2023, of interest income on funds deposited in interest bearing money market accounts and investments in short-term US treasury bills and changes in fair value of warrant and derivative liabilities and offering costs. The decrease in interest income and unrealized gains on treasury bills totaling $278,927 for the nine months ended September 30, 2024 is primarily attributable to the decrease in cash balances over the period and lower interest rates. The total decreased income is primarily attributable to the increase in change in fair value of warrant liability of $314,000, loss on issuance of Series C Preferred Stock of approximately $3.8 million, warrant issuance costs of $618,375 and share of loss in equity investment of $30,475 partially offset by the change in fair value of deriviate liability of 1,091,000.

Net loss

We recognized losses of $7,222,021 and $5,042,535 for the nine months ended September 30, 2024 and 2023, respectively. The increased loss was primarily attributable to the increase in other loss partially offset by the decrease in research and development and general and administrative expenses.

Financial Condition, Liquidity and Capital Resources

Cash and Working Capital

Since inception, we have incurred negative cash flows from operations. As of September 30, 2024, we had working capital of $21,939,418 as compared to working capital of $26,256,291 as of December 31, 2023. The $4,316,873 decrease in working capital was primarily attributable to approximately $4.6 million of operating expenses and redemptions of Series B preferred stock of approximately $8.8 million, partially offset by the dncrease in preferred stock liabilities of approximately $3.4 million, net proceeds from Series C preferred stock offering of approximately $4.5 million, non-cash expenses of approximately $0.1 million and interest income of approximately $1.1 million.

We expect that our current cash and cash equivalents of approximately $18.3 million will be sufficient to support our projected operating requirements for at least the next 12 months from the date of this Quarterly Report on Form 10-Q, which would include the continuing development of Bryostatin-1, our novel drug candidate targeting the activation of PKCε, our initiation and possible development of a therapeutic for MS and other possible therapeutics.

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

	Nine Months Ended September 30,
	2024	2023
Cash used in operating activities	$3,716,123	$4,107,209
Cash used in investing activities	1,000,000	2,707
Cash used in (provided by) financing activities	4,319,595	1,641,015

Net Cash Used in Operating Activities

Cash used in operating activities was $3,716,123 for the nine months ended September 30, 2024, compared to $4,107,209 for the nine months ended September 30, 2023. The $391,086 decrease primarily resulted from the and increase in accounts payable and accrued expenses of approximately $0.4 million and the increase in offering costs of approximately $4.6 million, partially offset by the increased net loss of approximately $2.2 million, increase in prepaid expenses of approximately $0.2 million, the changes in fair value of non-cash warrant and derivative liabilities totaling approximately $1.0 million and the decrease in non-cash stock-based compensation and consulting fees of approximately $1.0 million.

Net Cash Used in Investing Activities

Net cash used in investing activities was $1.0 million for the nine months ended September 30, 2024 compared to $2,707 for the nine months ended September 30, 2023. The cash used in investing activities for the nine months ended September 30, 2024 was for the purchase of available for sale debt securities versus capital expenditures for nine months ended September 30, 2023.

Net Cash Used in / Provided by Financing Activities

Net cash used in financing activities was $4,319,595 for the nine months ended September 30, 2024 compared to $1,641,015 for the nine months ended September 30, 2023 which consists of redemptions of amounts due to preferred stock investors.

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

Based on management’s review, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of September 30, 2024. Notwithstanding the material weaknesses described above, our management, including the Chief Executive Officer and Chief Financial Officer, has concluded that financial statements, and other financial information included in this Quarterly Report on Form 10-Q, fairly present in all material respects our financial condition, results of operations, and cash flows as of and for the periods presented in this Quarterly Report on Form 10-Q.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On September 9, 2024, we issued 1,304 shares of Common Stock to Neil Cataldi in exchange for investor relations services.

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

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

During the fiscal quarter ended September 30, 2024, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

10.2	Form of Purchase Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on September 11, 2024).

10.3	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on September 11, 2024).

10.4

Engagement Letter, dated September 10, 2024, by and between Synaptogenix, Inc. and GP Nurmenkari Inc. (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on September 11, 2024).

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

101

The following financial information from this Quarterly Report on Form 10-Q for the period ended September 30, 2024, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Statements of Operations; (ii) the Condensed Balance Sheets; (iii) the Condensed Statements of Cash Flows; and (iv) the Notes to Financial Statements, tagged as blocks of text.

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

Synaptogenix, Inc.

Date: November 12, 2024	By:	/s/ Alan J. Tuchman, M.D.
Alan J. Tuchman, M.D.
Chief Executive Officer
(principal executive officer)

Date: November 12, 2024	By:	/s/ Robert Weinstein
Robert Weinstein
Chief Financial Officer, Executive Vice President, Secretary and Treasurer (principal financial officer and principal accounting officer)