Form 10-K
period 2024-12-31
Synaptogenix, Inc.
filed 2025-03-27
CIK 1571934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2024

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

Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant was $6,623,571 as of June 28, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter), based on the closing share price on the Nasdaq Capital Market reported for such date. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

As of March 27, 2025, the registrant had 1,389,815 shares of common stock outstanding.

Auditor Name:	Stephano Slack LLC	Auditor Location:	Wayne, PA	Auditor Firm ID:	03523

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

Recent Developments

Exploring Strategic Alternatives

In December 2024, we announced via press release that the board of directors of the Company (the “Board”) had formed an independent special committee (the “Special Committee”) to explore strategic opportunities to create and enhance value for investors, including promising drug development platforms and/or compelling new technologies and services. Management has reviewed the Company’s financial position and has concluded that the Company’s continuing financial strength offset by anticipated future cash burn rate and publicly traded stock as currency allows the Special Committee to evaluate potential strategic opportunities.

Reverse Stock Split

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

On December 16, 2022, the Company issued a press release announcing that an extended confirmatory Phase 2 study of Bryostatin-1 in moderate to severe AD (Study #204) did not achieve statistical significance on the primary endpoint, which was change from baseline to week 13 in the SIB total score assessment obtained after completion of the second seven-dose course of treatment (week 28 of trial). An average increase in the SIB total score of 1.4 points and 0.6 points was observed for the Bryostatin-1 and placebo groups, respectively, at week 28. On March 7, 2023, the Company announced the results of its analysis of secondary endpoints and post hoc analysis from our Phase 2 study of Bryostatin-1. In the secondary endpoint analysis, changes from baseline at Weeks 9, 20, 24, 30, and 42 in the SIB (Severe Impairment Battery) total score were not statistically significant in the total patient population, and no pre-specified secondary endpoints were met with statistical significance in the low-to-moderately severe AD patient stratum. However, nearly all pre-specified secondary endpoints in the most advanced and severe AD (MMSE: 10-14) patient population, with baseline MMSE-2 (Mini-Mental State Examination, 2nd Edition) scores of 10-14, were achieved with statistical significance (p = <0.05, 2-tailed). Data also showed statistical significance in exploratory secondary endpoints for the MMSE-2 10-14 stratum, and post hoc analysis was positive. The Company is currently evaluating the data and determining next steps with the development of Bryostatin-1 for AD as well as for other potential indications, including in tandem with promising drug development platforms.

Other Development Projects

To the extent resources permit, we may pursue development of selected technology platforms with indications related to the treatment of various disorders, including neurodegenerative disorders such as AD, based on our currently licensed technology and/or technologies available from third party licensors or collaborators.

Nemours Agreement

On September 5, 2018, we announced a collaboration with Nemours A.I. DuPont Hospital (“Nemours”), a premier U.S. children’s hospital, to initiate a clinical trial in children with Fragile X syndrome, a genetic disorder. In addition to the primary objective of safety and tolerability, measurements will be made of working memory, language and other functional aspects such as anxiety, repetitive behavior, executive functioning, and social behavior. On August 5, 2021, the Company announced its memorandum of understanding with Nemours to initiate a clinical trial using Bryostatin-1, under Orphan Drug Status, to treat Fragile X. The Company intends to provide the Bryostatin-1 and obtain the IND, and Nemours intends to provide the clinical site and attendant support for the trial. The Company and Nemours, jointly, will develop the trial protocol. The Company estimates its total trial and IND cost to be approximately $2.0 million. As of December 31, 2024, the Company has incurred cumulative expenses associated with this agreement of approximately $100,000.

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

Cleveland Clinic

On February 23, 2022, the Company announced its collaboration with the Cleveland Clinic to pursue possible treatments for Multiple Sclerosis (“MS”), and on July 19, 2023, the Company announced that it had entered into an agreement with the Cleveland Clinic to conduct a Phase 1 trial of Bryostatin-1 in MS. Pursuant to the agreement, the Cleveland Clinic was obligated to manage the clinical trial’s implementation, including the IND submission to the FDA which was filed during the fourth quarter of 2023 and future patient enrollment upon approval of the IND submission. The total estimated costs associated with this collaboration are approximately $2.0 million. As of December 31, 2024, the Company has paid or incurred costs with the Cleveland Clinic of approximately $528,000.

In December 2024, the Company announced via press release the termination of its agreement with the Cleveland Clinic due to the slow pace of enrollment in the Phase 1 clinical trial. The termination of the agreement was one of various actions authorized by the Board, designed to reduce cash burn rate.

Alzheimer’s Disease

Figure 1. Different Pharmacologic Targets being pursued for the Treatment of AD

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

Furthermore, several comprehensive studies of autopsy brain samples from AD vs. control patients have demonstrated that the loss of the synapses is an early event in AD and usually precedes the loss of neurons. (Terry et al., 1991; Scheffe et al., 2006). These studies demonstrated that the rate of cognitive decline closely correlates with the loss of synapses, while that rate does not closely correlate with the number of amyloid plaques or neurofibrillary tangles (hyperphosphorylated tau). Based on these findings, the Synaptogenix therapeutic strategy focuses on restoration of the synapses (or “synaptogenesis”) and the prevention of neuronal death. Bryostatin has been shown in extensive pre-clinical testing to accomplish both synaptic restoration and prevention of neuronal death. Because these pathologic consequences are common to many neurodegenerative disorders (e.g. Fragile X mental retardation, MS, Multi-infarct dementia, and Amyotrophic Lateral Sclerosis), pre-clinical studies were undertaken by Synaptogenix scientists and scientists from other laboratories to demonstrate synaptic and neuronal loss. Based on this, common pathology therapeutic benefits of bryostatin are being clinically tested for efficacy in AD.

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

AD and the Potential Market for our Products

The Epidemic of AD

According to the Alzheimer’s Association, it has been estimated that over 50 million people worldwide had AD, or other forms of dementia, in 2024. The prevalence of AD is independent of race, ethnicity, geography, lifestyle and, to a large extent, genetics. The most common cause of developing AD is living a long life. In developing countries where the median age of death is less than 65 years old, AD is rarely recognized or diagnosed. In the United States in 2024, 6.9 million people are estimated to have AD, and over 73% of these people are older than 75 years of age.

Researchers continue to explore a wide range of drug mechanisms in hopes of developing drugs to combat this disease. Figure 1 illustrates the range of mechanisms under consideration. Our approach, which involves the activation of the enzyme PKC ε, represents a novel mechanism in the armamentarium of potential AD drug therapies.

Potential Market for Our Products

According to an article titled “Progress in AD” published in The Journal of Neurology in 2012, there has been a dearth of new product introductions in the last 20 years either for the treatment of AD symptoms or its definitive diagnosis in patients who begin exhibiting the memory and cognitive disorders associated with the disease. According to the Alzheimer’s Association, all of the products introduced to date for the treatment of AD have yielded negative or marginal results with no long-term effect on the progression of AD and no improvement in the memory or cognitive performance of the patients receiving these therapies. With over 30 million people worldwide estimated to have had AD in 2024, there is significant commercial potential for a new therapeutic that is effective in delaying the progression of the disease.

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

Dying neurons and synapses have, to date, not been therapeutic targets for restoration, and many in the AD field currently believe that stemming the progression of the disease may only be possible with very early-stage intervention. The FDA is encouraging the pharmaceutical industry to increase efforts to investigate such early-stage interventional treatments by recommending that modified clinical endpoints, both functional and cognitive, be established to monitor the efficacy of drug prototypes being tested in early stage AD patients, according to an article titled “Drug Development of Early AD” published in The New England Journal of Medicine (NEJM.org: The New England Journal of Medicine, March 15, 2013, page 1: Drug Development of Early AD, N. Kozauer, M.D., and Russell Katz, M.D.)

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

Figure 2. PKC ε Activation Involves Five Different Mechanisms to Stop the Progression of AD

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

CRE’s and our approach has been to restore general viability and hence synaptic function in still-functioning neurons by stimulating the regeneration and growth of the dendritic branches, spines, and pre-synaptic terminals on these neurons. Dendrites are the branched projections of a neuron that act to propagate the electrochemical stimulation received from other neural cells. This process can be visualized with serial sections using an electron microscope in the brains of rats whose neurons and synapses have been damaged by ischemic shock (depriving oxygen) or traumatic injury to the brain. The morphology of the damaged neurons in these animal models looks strikingly different after they are treated with experimental drugs that activate PKC ε. The new growth of dendritic trees on the damaged neurons and the creation of a multiplicity of new synaptic connections, basically re-wiring the damaged neurons and restoring their function. Earlier therapeutic intervention with a PKC ε activator produces markedly improved outcomes in tests measuring restored animal cognitive function.

PKCε Activation Stimulates the Formation of New Synaptic Connections

The new synaptic connections formed from the damaged neurons revitalized by PKC ε in rats can be demonstrated in various behavioral models for the animals that are used to measure memory functions.

Treatment with Bryostatin-1, for 12 weeks in genetically modified rodents pre-disposed to develop an AD-type of pathology showed that Bryostatin-1 promoted the growth of new synapses and preserved the existing synapses. In addition, this drug also reversed the decrease of PKC ε and the reciprocal increase of soluble amyloid. (Journal of Neuroscience 2011, 31 (2), 630, D. Alkon et al.)

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

We have licensed a body of biomedical research from CRE that is comprised of new methods and drug prototypes designed to stimulate synaptic restoration. For additional information, see “ —Intellectual Property—Technology License and Services Agreement.” We believe the commercial application of this technology has potential to impact AD as well as traumatic brain injury, ischemic stroke, post-traumatic stress syndrome and other degenerative learning disorders.

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

Collaborative Agreements

Stanford License Agreements

On May 12, 2014, the Company entered into a license agreement (the “Stanford Agreement”) with The Board of Trustees of The Leland Stanford Junior University (“Stanford”), pursuant to which Stanford has granted to the Company a revenue-bearing, world-wide right and exclusive license, with the right to grant sublicenses (on certain conditions), under certain patent rights and related technology for the use of bryostatin structural derivatives, known as “bryologs,” for use in the treatment of central nervous system disorders, lysosomal storage diseases, stroke, cardio protection and traumatic brain injury, for the life of the licensed patents. The Company is required to use commercially reasonable efforts to develop, manufacture and sell products (“Licensed Products”) in the Licensed Field of Use (as defined in the Stanford Agreement) during the term of the licensing agreement which expires upon the termination of the last valid claim of any licensed patent under this agreement. The Company is obligated to pay $10,000 annually as a license maintenance fee. In addition, the Company must meet specific product development milestones, and upon meeting such milestones, make specific milestone payments to Stanford. The Company must also pay Stanford royalties of 3% of net sales, if any, of Licensed Products (as defined in the Stanford Agreement) and milestone payments of up to $3.7 million dependent upon stage of product development. As of December 31, 2024, no royalties nor milestone payments have been required.

On January 19, 2017, the Company entered into a second license agreement with Stanford, pursuant to which Stanford has granted to the Company a revenue-bearing, world-wide right and exclusive license, with the right to grant sublicenses (on certain conditions), under certain patent rights and related technology for the use of “Bryostatin Compounds and Methods of Preparing the Same,” or synthesized bryostatin, for use in the treatment of neurological diseases, cognitive dysfunction and psychiatric disorders, for the life of the licensed patents. The Company paid Stanford $70,000 upon executing the license and is obligated to pay an additional $10,000 annually as a license maintenance fee. In addition, based upon certain milestones that include product development and commercialization, the Company will be obligated to pay up to an additional $2.1 million and between 1.5% and 4.5% royalty payments on certain revenues generated by the Company relating to the licensed technology. On November 9, 2021, the Company revised the existing licensing agreement with Stanford. The revisions extended all the required future product development and commercialization milestones. The Company is currently in full compliance with the revised agreement and is moving forward on its commitments. As of December 31, 2024, no royalties nor milestone payments have been earned or made.

The Company has advanced the development of synthetic bryostatin by demonstrating the equivalence of the synthetic to the natural bryostatin product. The estimated cost to initiate and produce sufficient quantities of the synthetic bryostatin drug product is approximately $1.5 million. The Company is evaluating production alternatives at this time.

Stanford retains the right, on behalf of itself and all other non-profit research institutions, to practice the licensed patents and use the licensed technology for any non-profit purpose, including sponsored research and collaborations. The license is also subject to Title 35, Sections 200-204, of the United States Code, which governs patent rights in inventions made with U.S. government assistance. Among other things, these provisions provide the United States government with nonexclusive rights in the licensed patents. They also impose the obligation that products based on the licensed patents sold or produced in the United States be “manufactured substantially in the United States.” As discussed previously, this license agreements has been amended by a mutual agreement in November, 2021.

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

The Company is required to pay Mt. Sinai milestone payments of $2.0 million upon approval of a new drug application (“NDA”) in the United States and an additional $1.5 million for an NDA approval in the European Union or Japan. In addition, the Company is required to pay Mt. Sinai royalties on net sales of licensed product of 2.0% for up to $250 million of net sales and 3.0% of net sales over $250 million. Since inception, the Company has paid Mt. Sinai approximately $210,000 consisting of licensing fees of $135,000 plus development costs and patent fees of approximately $75,000. As of December 31, 2024, no royalties nor milestone payments have been required.

Strategic Investment

On October 31, 2023, we entered into a share purchase agreement (the “Cannasoul Purchase Agreement”) with Cannasoul Analytics Ltd. (“Cannasoul”), pursuant to which the Company agreed to purchase from Cannasoul (i) 12,737 shares of Cannasoul’s Series A preferred shares, no par value per share (the “Cannasoul Preferred Shares”), at a price of $44.1550 per Cannasoul Preferred Share and (ii) a convertible preferred note in an aggregate amount of up to $1,437,598.49 (the “Initial Convertible Note”) in a private placement (the “Cannasoul Investment”). Additionally, the Company agreed to purchase up to four additional convertible preferred notes in a total amount of up to approximately $2,000,000 (or approximately $500,000 per convertible preferred note), subject to Cannasoul achieving certain revenue and expense goals (the “Milestones”) over the four quarters following signing of the Cannasoul Purchase Agreement (the “Milestone Convertible Notes”) as set forth in the Cannasoul Purchase Agreement. If Cannasoul fails to achieve a Milestone, the Company will not be obligated to purchase the applicable Milestone Convertible Note. If Cannasoul achieves a Milestone and the Company fails to purchase the applicable Milestone Convertible Note, Cannasoul will have the right to convert all the Company’s Cannasoul Preferred Shares into Cannasoul’s ordinary shares and the Company will lose certain board appointment rights and certain rights in Cannasoul’s subsidiaries, each as further described below. As of December 31, 2024, Cannasoul had achieved two Milestones and we accordingly purchased two Milestone Convertible Notes for an aggregate of $500,000 and $500,000, respectively, in January and June 2024.

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

As of December 31, 2024, the Company determined that its investment in Cannasoul had a valuation of $0 based upon its disposition of its assets and limited minority ownership in other related technologies. As a result, the Company has written off its related debt and equity investments.

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

The NCI has entered into a material transfer agreement with CRE to provide the bryostatin required for pre-clinical research as well as the Phase 2 clinical trials planned by the Company. Our license agreement with CRE permits our access to new bryostatin clinical trial data and information held by the NCI, as well as past clinical, safety and toxicity data compiled by the NCI during the time this drug was being evaluated for its anticancer properties. See “—Intellectual Property—Technology License and Services Agreement” and “Item 1A. Risk Factors—We are partly dependent upon the NCI to supply bryostatin for our clinical trials.”

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

PUFA Analogs

Several other drug prototypes termed the “PUFA analogs” have been synthesized at CRE and evaluated for their PKC ε activating properties in models of AD. The PUFA analogs are not structurally related to bryostatin and activate PKC ε at a different site. We believe the PUFA analogs may represent a potential source for follow-on drug candidates. PKC ε activators from the PUFA family of drug prototypes have demonstrated neuroregeneration efficacy roughly equivalent to and, in some cases, potentially superior to that of bryostatin. If the PUFA analogs show adequate potency in preclinical models of AD, we may advance a drug prototype from this chemical family.

Other Potential Products

We may acquire, by license or otherwise, other development stage products that are consistent with our product portfolio objectives and commercialization strategy. See “—Recent Developments—Exploring Strategic Alternatives.”

WCT Services Agreements

On July 23, 2020, the Company entered into the 2020 Services Agreement with WCT. The 2020 Services Agreement related to services for the current Phase 2 clinical trial assessing the safety, tolerability and long-term efficacy of Bryostatin-1 in the treatment of moderately severe AD subjects not receiving memantine treatment (the “2020 Study”). On January 22, 2022, the Company executed a change order with WCT to accelerate trial subject recruitment for which costs totaled approximately $1.4 million. In addition, on February 10, 2022, the Company signed an additional agreement with a third-party vendor to assist with the increased trial recruitment retention with costs totaling approximately $1.0 million which was subsequently canceled with no charges incurred by the Company. In addition, on September 11, 2023, the Company signed an agreement with WCT to assist with documenting the trial results which costs totaled approximately $300,000. The updated total estimated budget for these trial services, including pass-through costs, was approximately $11.3 million. As noted below, Neurotrope was granted a $2.7 million award from the National Institutes of Health, which award was used to support the Phase 2 Study, resulting in an estimated net budgeted cost of the Phase 2 Study to Neurotrope of $8.6 million.

The Company was awarded a $2.7 million grant from the NIH, which will be used to support the 2020 Study, resulting in an estimated net budgeted cost of the 2020 Study to the Company of $8.3 million. The NIH grant provided for funds of approximately $1.0 million in the first year, which began in April 2020, and funds of approximately $1.7 million in the second year, which began April 2021. As of February 22, 2022, virtually all of the NIH grant had been received and offset against the clinical trial costs. The Company incurred approximately $11.2 million of cumulative expenses associated with the current Phase 2 clinical trial as of December 31, 2023 and incurred $0 of expenses in 2024. Of the total $11.2 million incurred for the trial as of December 31, 2023, approximately $0 and $560,000 million is reflected in the statement of comprehensive loss for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, $0 of WCT prepayments are included as a prepaid expense and other current assets in the Company’s balance sheet and $0 is included in accounts payable and accrued expenses.

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

There are no known patent conflicts or freedom to operate issues at this time which could encumber our ability to commercialize the PKC ε activators for the treatment of cognition and memory disorders. However, we cannot provide any assurance that such conflicts will not arise in the future. For more information, see “Item 1A. Risk Factors—Our commercial success will depend, in part, on our ability, and the ability of our licensors, to obtain and maintain patent protection. Our licensors’ failure to obtain and maintain patent protection for our products may have a material adverse effect on our business.” and “—Our licensed patented technologies may infringe on other patents, which may expose us to costly litigation.”

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

Additional Intellectual Property

In addition, we have filed, and own, multiple patent families directed to methods of treatment and formulations with PKC activators, including bryostatin. We are, or will be, seeking patent protection for these inventions in numerous countries and regions including, among others, Europe, Canada, China and Japan.

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

In general, before any new pharmaceutical product can be marketed in the United States, the process typically required by the FDA includes:

●	nonclinical testing, which may include laboratory tests and animal studies, conducted in compliance with the FDA’s good laboratory practice (“GLP”) regulations;
●	submission of an IND, which must become effective before human clinical trials may begin;
●	approval by an independent institutional review board (“IRB”) representing each clinical site before each clinical trial may be initiated;
●	adequate and well-controlled human clinical trials to establish the safety and efficacy of the proposed drug for its intended use, conducted in accordance with good clinical practices (“GCP”) and other clinical research regulations;
●	satisfactory completion of one or more FDA inspections of the manufacturing facility or facilities at which the product, or components thereof, are produced to assess compliance with current good manufacturing practice (“cGMP”) requirements and to assure that the facilities, methods and controls are adequate to preserve the product’s identity, strength, quality and purity;

●	preparation and submission to the FDA of a new drug application (“NDA”) requesting marketing for one or more proposed indications;
●	potential FDA audits of the nonclinical study and clinical trial sites that generated the data in support of the NDA;
●	review by an FDA advisory committee, where appropriate or if applicable;
●	payment of user fees and securing FDA approval of an NDA or an NDA supplement (for subsequent indications or other modifications, including a change in location of the manufacturing facility); and
●	compliance with any post-approval requirements, including the potential requirement to implement a Risk Evaluation and Mitigation Strategy, or REMS, and the potential requirement to conduct post-approval studies.

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

The results of the preclinical tests, together with manufacturing information and analytical data, are generally submitted to the FDA as part of an IND, which must become effective before human clinical trials may commence. The IND will automatically become effective 30 days after receipt by the FDA, unless before that time the FDA issues a notice expressly authorizing the proposed trial to proceed or requests an extension or raises concerns about the conduct of the clinical trials as outlined in the application. If the FDA has any concerns, the sponsor of the IND and the FDA must resolve the concerns before clinical trials can begin. Regulatory authorities may require additional preclinical data before allowing the clinical trials to commence or proceed from one phase to another and could demand that the clinical trials be discontinued or suspended at any time if there are significant safety issues. Some long-term nonclinical testing, such as animal tests of reproductive adverse events and carcinogenicity, may continue after the IND is submitted.

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

Information about certain clinical trials must be submitted within specific timeframes to the National Institutes of Health (“NIH”) for public dissemination on its ClinicalTrials.gov data registry. Information related to the product, patient population, phase of investigation, study sites and other aspects of the clinical trial is made public as part of the registration of the clinical trial. Sponsors are also obligated to disclose the results of their clinical trials after completion. Disclosure of the results of these trials can be delayed in some cases for up to two years after the date of completion of the trial. Competitors may use this publicly available information to gain knowledge regarding the progress of development programs. Failure to timely register a covered clinical study or to submit study results as provided for in the law can give rise to civil monetary penalties and also prevent the non-compliant party from receiving future grant funds from the federal government. NIH’s Final Rule on ClinicalTrials.gov registration and reporting requirements became effective in 2017, and both NIH and FDA have brought enforcement actions against non-compliant clinical trial sponsors.

In the Consolidated Appropriations Act for 2023, Congress amended the FDCA to require sponsors of a Phase 3 clinical trial, or other “pivotal study” of a new drug to support marketing authorization, to submit a diversity action plan for such clinical trial. The action plan must include the sponsor’s diversity goals for enrollment, as well as a rationale for the goals and a description of how the sponsor will meet them. A sponsor must submit a diversity action plan to FDA by the time the sponsor submits the trial protocol to the agency for review. The FDA may grant a waiver for some or all of the requirements for a diversity action plan. It is unknown at this time how the diversity action plan may affect Phase 3 trial planning and timing, but if FDA objects to a sponsor’s diversity action plan and requires the sponsor to amend the plan or take other actions, it may delay trial initiation.

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

Review of the NDA by FDA

The data from the clinical trials, together with preclinical data and other supporting information that establishes a drug candidate’s profile, are submitted to the FDA in the form of an NDA or NDA supplement (for approval of a new indication if the product candidate is already approved for another indication). Under federal law, the submission of most NDAs is additionally subject to a substantial application user fee, and the sponsor of an approved NDA is subject to an annual program fee. These fees are adjusted, and typically increase, annually. Certain exceptions and waivers are available for some of these fees, such as an exception from the application fee for drugs with orphan designation and a waiver for certain small businesses.

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

Data Review and Approval

Substantial financial resources are necessary to fund the research, clinical trials and related activities necessary to satisfy FDA requirements or similar requirements of state, local and foreign regulatory agencies. It normally takes many years to satisfy these various regulatory requirements, assuming they are satisfied. Information generated in this process is susceptible to varying interpretations that could delay, limit, or prevent regulatory approval at any stage of the process. Accordingly, the actual time and expense required to bring a product to market may vary substantially. We cannot assure you that we will submit applications for required authorizations to manufacture and/or market potential products or that any such application will be reviewed and approved by the appropriate regulatory authorities in a timely manner, if at all. Data obtained from clinical activities is not always conclusive and may be susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. Success in early-stage clinical trials does not ensure success in later stage clinical trials. Even if a product candidate receives regulatory approval, the approval may be significantly limited to specific disease states, patient populations and dosages, or have conditions placed on them that restrict the commercial applications, advertising, promotion or distribution of these products.

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

In addition, the distribution of prescription pharmaceutical products is subject to the Prescription Drug Marketing Act, or PDMA, which regulates the distribution of drugs and drug samples at the federal level, and sets minimum standards for the registration and regulation of drug distributors by the states. Both the PDMA and state laws limit the distribution of prescription pharmaceutical product samples and impose requirements to ensure accountability in distribution. In addition, the Drug Supply Chain Security Act, or DSCA, regulates the distribution and tracing of prescription drugs and prescription drug samples at the federal level, and set minimum standards for the regulation of drug distributors by the states. The DSCSA mandates phased-in and resource-intensive obligations for pharmaceutical manufacturers, wholesale distributors, and dispensers over a 10-year period which culminated in November 2023. After an additional one-year stabilization period to give entities subject to the DSCSA additional time to finalize interoperable tracking systems and to ensure supply chain continuity, the applicable requirements under the DSCSA became fully enforceable as of November 27, 2024. From time to time, new legislation and regulations may be implemented that could significantly change the statutory provisions governing the approval, manufacturing and marketing of products regulated by the FDA. It is impossible to predict whether further legislative or regulatory changes will be enacted, or FDA regulations, guidance or interpretations changed or what the impact of such changes, if any, may be.

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

In the European Union, only products for which marketing authorizations have been granted may be promoted. A marketing authorization is initially valid for five years and may be renewed at the end of such period on the basis of a re-evaluation of the risk-benefit balance by the EMA or by the competent authority of the authorizing member state. To this end, the marketing authorization holder must provide the EMA, or the applicable competent authority, with a consolidated version of the file in respect of quality, safety and efficacy, including all variations introduced since the marketing authorization was granted, at least six months before the marketing authorization ceases to be valid. Once renewed, the marketing authorization is valid for an unlimited period, unless the European Commission, or the applicable competent authority, decides on justified grounds relating to pharmacovigilance to proceed with one additional five-year renewal. Any marketing authorization which is not followed by the actual placing of the drug on the market in the European Union (in case of centralized procedure) or on the market in the authorizing member state within three years after authorization ceases to be valid (the so-called sunset clause).

In April 2023, the European Commission issued a proposal that will revise and replace the existing general pharmaceutical legislation. If adopted and implemented as currently proposed, these revisions will significantly change several aspects of drug development and approval in the European Union.

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

Different rules apply in Northern Ireland following implementation of the Northern Ireland Protocol, under which European Union central marketing applications continue to apply there. However, in March 2023, the United Kingdom government and the European Commission reached agreement on a regulatory framework to replace the Northern Ireland Protocol, referred to as the Windsor Framework. The Windsor Framework is effective as of January 1, 2025 and requires changes to the system that was previously in effect under the Northern Ireland Protocol, including the regulation of pharmaceutical products in the United Kingdom. Specifically, the MHRA is responsible for approving all medicines intended to be marketed in the United Kingdom (i.e., Great Britain and Northern Ireland), while the EMA is no longer involved in approving medicines intended for sale in Northern Ireland.

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

Healthcare Reform

In the United States and some foreign jurisdictions, there have been, and continue to be, several legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of product and therapeutic candidates, restrict or regulate post-approval activities, and affect the ability to profitably sell product and therapeutic candidates that obtain marketing approval. The FDA’s and other regulatory authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product and therapeutic candidates. In addition, future legislative and regulatory proposals or Executive Branch actions may materially impact the ability of the FDA and other regulatory agencies to operate as they have historically operated. We cannot be sure whether additional legislative changes will be enacted or executive orders imposed, or whether any of the FDA’s regulations, guidances or interpretations will be changed, or what the impact of such changes on the agency and its scientific review staff, if any, may be. For example, the next FDA user fee reauthorization package is expected to enter stakeholder negotiations beginning in mid-2025, with any agreement sent to Congress in early 2027 for purposes of initiating the legislative process. Reauthorization of the prescription drug user fee program would need to be finalized by Congress by the end of September 2027 in order to avoid a disruption in FDA’s review goals for NDAs and other activities supported by user fees assessed against industry. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we otherwise may have obtained and we may not achieve or sustain profitability, which would adversely affect our business, prospects, financial condition and results of operations.

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

In addition, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. Notably, on December 20, 2019, President Trump signed the Further Consolidated Appropriations Act for 2020 became law (P.L. 116-94) and included a piece of bipartisan legislation called the Creating and Restoring Equal Access to Equivalent Samples Act of 2019 (the “CREATES Act”). The CREATES Act aims to address the concern articulated by both the FDA and others in the industry that some brand manufacturers have improperly restricted the distribution of their products, including by invoking the existence of a REMS for certain products, to deny generic and biosimilar product developers access to samples of brand products. Because generic and biosimilar product developers need samples to conduct certain comparative testing required by the FDA, some have attributed the inability to timely obtain samples as a cause of delay in the entry of generic and biosimilar products. To remedy this concern, the CREATES Act establishes a private cause of action that permits a generic or biosimilar product developer to sue the brand manufacturer to compel it to furnish the necessary samples on “commercially reasonable, market-based terms.” Although lawsuits have been filed under the CREATES Act since its enactment, those lawsuits have settled privately; therefore, to date no federal court has reviewed or opined on the statutory language and there continues to be uncertainty regarding the scope and application of the law.

More recently, in August 2022, former President Biden signed into the law the Inflation Reduction Act of 2022, or the IRA. Among other things, the IRA has multiple provisions that may impact the prices of drug products that are both sold into the Medicare program and throughout the United States. For example, a manufacturer of a drug or biological product covered by Medicare Parts B or D must pay a rebate to the federal government if the drug product’s price increases faster than the rate of inflation. This calculation is made on a product-by-product basis and the amount of the rebate owed to the federal government is directly dependent on the volume of a drug product that is paid for by Medicare Parts B or D. Additionally, starting in payment year 2026, CMS will negotiate drug prices annually for a select number of single-source Part D drugs. CMS will also negotiate drug prices for a select number of Part B drugs starting for payment year 2028. If a drug product is selected by CMS for negotiation, it is expected that the revenue generated from such drug will decrease. CMS has begun to implement these new authorities and entered into the first set of agreements with drug and biological product manufacturers for negotiated prices of 10 producers, which will become appliable for payment year 2026. However, the IRA’s impact on the pharmaceutical industry in the United States remains uncertain, in part because multiple large pharmaceutical companies and other stakeholders (e.g., the U.S. Chamber of Commerce) have initiated federal lawsuits against CMS arguing the program is unconstitutional for a variety of reasons, among other complaints. Those lawsuits are currently ongoing.

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

Employees and Human Capital Resources

As of the date of this Annual Report on Form 10-K, we have four full-time personnel, including three executive officers and one employee who is primarily engaged in administrative activities. We also have two part-time research and development and regulatory consultants. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We believe that relations with our employees and consultants are good.

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

Facilities

Our corporate headquarters and facilities are located in New York, New York. We currently lease a total of approximately 300 square feet of building space in New York dedicated to company administration. The lease on our existing New York expires on June 30, 2025, and has a rent and other related expenses of approximately $5,900 per month.

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

●	Our exploration and pursuit of strategic alternatives may not be successful.
●	In the event that we do not successfully identify a viable strategic option or, consummate such a transaction, or if we are unable to raise sufficient capital to fund our operations and commercialize Bryostatin-1, our board of directors may determine that a liquidation and dissolution of our business approved by stockholders is the best method to seek to maximize stockholder value. In such an event, the amount of cash available for distribution to our stockholders, if any, will depend heavily on the timing of such liquidation as well as the amount of cash that will need to be reserved for commitments and contingent liabilities.
●	If we continue to execute our current development strategy, we will need additional financing to fund our operations in the future. If we are unable to obtain additional financing on acceptable terms, we will need to curtail or cease our development plans and operations.
●	Our ongoing viability as a company depends on our ability to successfully develop and commercialize our licensed technology. If the CRE License were terminated, we may be required to cease operations.
●	We rely on independent third-party contract research organizations to perform clinical and non-clinical studies of our drug candidate and to perform other research and development services.
●	We have relied on the representations and materials provided by CRE, including scientific, peer-reviewed and non-peer reviewed publications, abstracts, slides, internal documents, verbal communications, patents and related patent filings, with respect to the results of its research related to our proposed products.
●	We have a limited operating history upon which investors can evaluate our future prospects.
●	The commencement and completion of clinical trials can be delayed or prevented for a number of reasons, including, but not limited to, reasons related to the business, the economy and industry and government regulations.
●	Data from our Bryostatin-1 Phase 2 clinical trial, from our confirmatory Phase 2 clinical trial and our expanded Phase 2 clinical trial may be subject to differing interpretations, and regulatory agencies, medical and scientific experts and others may not share the Company’s views of the data.
●	We have not generated any revenues since our inception and we do not expect to generate revenue for the foreseeable future. If we do not generate revenues and achieve and sustain profitability, we will likely need to curtail or cease our development plans and operations.
●	We are dependent on Dr. Alan Tuchman, M.D., our Chief Executive Officer, for the successful execution of our business plan. The loss of Dr. Tuchman or other key members of our management team could have a material adverse effect on our business prospects.
●	We may not be able to protect our trade secrets and other unpatented proprietary technologies, which could give our competitors an advantage over us.
●	We are partly dependent upon the NCI to supply bryostatin for our clinical trials.
●	We expect to rely on third parties to manufacture our proposed products and, as a result, we may not be able to control our product development or commercialization.

●	We may rely on third parties for marketing and sales and our revenue prospects may depend on their efforts.
●	If our products are not accepted by patients, the medical community or health insurance companies, our business prospects will suffer.
●	The branded prescription segment of the pharmaceutical industry in which we operate is competitive, and we are particularly subject to the risks of such competition.
●	A successful liability claim, such as a clinical trial liability claim, against us could have a material adverse effect on our financial condition even with such insurance coverage.
●	Disruptions in federal government operations or extended government shutdowns may negatively impact our business.
●	Our business and operations would suffer in the event of computer system failures.
●	We are currently operating in a period of economic uncertainty and capital markets disruption.
●	Failure to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could materially and adversely affect us.
●	In connection with our separation from Neurotrope, we have agreed to indemnify Neurotrope for certain liabilities which could negatively impact our financial positions.
●	We may be unable to adequately protect our information systems from cyberattacks, which could result in the disclosure of confidential or proprietary information, including personal data, damage our reputation, and subject us to significant financial and legal exposure.
●	If our shares of Common Stock become subject to the penny stock rules, it would become more difficult to trade our shares.
●	A significant number of our shares of Common Stock are or will be eligible for future sale, which may cause the market price for our Common Stock to decline.
●	We do not expect to pay any cash dividends for the foreseeable future.
●	Provisions in our certificate of incorporation, our bylaws or Delaware law might discourage, delay or prevent a change in control of our company or changes in our management and, therefore, depress the trading price of our Common Stock.
●	We have identified material weaknesses in our internal control over financial reporting, which could negatively impact on our ability to report our results of operations and financial condition accurately and in a timely manner.
●	You may experience dilution of your ownership interests because of the future issuance of additional shares of our Common Stock. Further, we may obtain additional capital through the issuance of preferred stock, which may limit your rights as a holder of our Common Stock.
●	We are an “emerging growth company,” and the reduced disclosure requirements applicable to emerging growth companies may make our common stock less attractive to investors.

Risks Related to Our Evaluation of Strategic Alternatives

Our exploration and pursuit of strategic alternatives may not be successful.

In December 2024, our board of directors formed an independent special committee (the “Special Committee”) to explore strategic opportunities to create and enhance value for investors, including promising drug development platforms and/or compelling new technologies and services with the goal of maximizing stakeholder value.

Despite our plan to devote significant efforts to identify and evaluate potential strategic options, the process may not result in any definitive offer to consummate such a transaction, or, if we receive such a definitive offer, the terms may not be as favorable as anticipated or may not result in the execution or approval of a definitive agreement. Even if we enter into a definitive agreement, we may not be successful in completing a transaction or, if we complete such a transaction, it may not enhance stockholder value or deliver expected benefits. Since we may not ultimately pursue or consummate a strategic transaction, we have begun to evaluate other options for maximizing the value of Bryostatin-1, which may include seeking to raise capital to support the commercialization of Bryostatin-1.

In the event that we do not successfully identify a viable strategic option or, consummate such a transaction, or if we are unable to raise sufficient capital to fund our operations and commercialize Bryostatin-1, our board of directors may determine that a liquidation and dissolution of our business approved by stockholders is the best method to seek to maximize stockholder value.

In the event that we do not successfully identify a viable strategic option or, consummate such a transaction, or if we are unable to raise sufficient capital to fund our operations and commercialize Bryostatin-1, our board of directors may determine that a liquidation and dissolution of our business approved by stockholders is the best method to seek to maximize stockholder value. In such an event, the amount of cash available for distribution to our stockholders, if any, will depend heavily on the timing of such liquidation as well as the amount of cash that will need to be reserved for commitments and contingent liabilities.

There can be no assurance that the process to identify a strategic alternative for our business will result in a successfully consummated transaction. If we are unable to identify a viable strategic option or if such a transaction is not completed in a timely manner, or if we are unable to raise sufficient capital to fund our operations and commercialize Bryostatin-1, our board of directors may determine that a liquidation and dissolution of our business approved by stockholders is the best method to seek to maximize stakeholder value. In such an event, the amount of cash available for distribution to our stockholders, if any, will depend heavily on the timing of such decision and, ultimately, such liquidation, since the amount of cash available for distribution continues to decrease as we fund our operations while we evaluate our strategic options.

In addition, if our board of directors were to approve and recommend, and our stockholders were to approve, a dissolution and liquidation of our business, we would be required to pay our outstanding obligations, as well as to make reasonable provisions for contingent and unknown obligations, prior to making any distributions in liquidation to our stockholders. As a result of this requirement, a portion of our assets may need to be reserved pending the satisfaction of such obligations. In addition, we may be subject to litigation or other claims related to a liquidation and dissolution of our business. If a liquidation and dissolution are pursued, our board of directors, in consultation with its legal and financial advisors, would need to evaluate these matters and make a determination about a reasonable amount to reserve.

Accordingly, holders of our common stock and other securities could lose all or a significant portion of their investment in the event of a liquidation and dissolution of the Company.

Risks Related to Our Business and Financial Condition

If we continue to execute our current development strategy, we will need additional financing to fund our operations in the future. If we are unable to obtain additional financing on acceptable terms, we will need to curtail or cease our development plans and operations.

As of December 31, 2024, we had approximately $17.7 million of available cash and cash equivalents. Our cash position is expected to be sufficient for at least the next 12 months, including the remaining costs of our ongoing Phase 2 clinical trial and other current development projects, from the date hereof as we continue to determine how to proceed with the current development programs. While we anticipate our current cash resources on hand will be sufficient to sustain operations and to fund our current, follow-on clinical trial, we do not have sufficient capital to complete such planned follow-on or all necessary clinical trials in order to have a product approvable for commercial sale. As a result, we will need to raise additional capital and/or obtain a strategic partner to facilitate our development program and bringing a product to market.

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

On December 16, 2022, we issued a press release announcing that the expanded confirmatory Phase 2 study of Bryostatin-1 in moderate to severe AD did not achieve statistical significance on the primary endpoint. On March 7, 2023, we announced results of our analysis of secondary endpoints and post hoc analysis from our Phase 2 study of Bryostatin-1. In the secondary endpoint analysis, changes from baseline at Weeks 9, 20, 24, 30, and 42 in the SIB (Severe Impairment Battery) total score were not statistically significant in the total patient population, and no pre-specified secondary endpoints were met with statistical significance in the low-to-moderately severe AD patient stratum. However, nearly all pre-specified secondary endpoints in the most advanced and severe AD (MMSE: 10-14) patient population, with baseline MMSE-2 (Mini-Mental State Examination, 2nd Edition) scores of 10-14, were achieved with statistical significance (p = <0.05, 2-tailed). Data also showed statistical significance in exploratory secondary endpoints for the MMSE-2 10-14 stratum, and post hoc analysis was positive. On July 19, 2023, we announced the commencement of Phase 1 clinical trials of Bryostatin-1 in multiple sclerosis with the Cleveland Clinic. On December 20, 2024, we also disclosed the termination of our agreement with the Cleveland Clinic due to the slow pace of enrollment in the Phase 1 clinical trial. We are planning to present the totality of the clinical data for Bryostatin-1 upon trial completion. We are continuing to determine how to proceed with respect to our current development programs for Bryostatin-1. Drug development is a long, expensive and uncertain process, and delay or failure can occur at any stage of any of our clinical trials. Clinical trials can be delayed or prevented for a number of reasons, including:

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

In addition, Congress recently amended the FDCA to require sponsors of a Phase 3 clinical trial, or other “pivotal study” of a new drug to support marketing authorization, to design and submit a diversity action plan for such clinical trial. The action plan must describe appropriate diversity goals for enrollment, as well as a rationale for the goals and a description of how the sponsor will meet them. Although none of our product candidates has reached Phase 3 of clinical development, we must submit a diversity action plan to the FDA by the time we submit a Phase 3 trial, or pivotal study, protocol to the agency for review, unless we are able to obtain a waiver for some or all of the requirements for a diversity action plan. It is unknown at this time how the diversity action plan may affect the planning and timing of any future Phase 3 trial for our product candidates, but initiation of such trials may be delayed if the FDA objects to our proposed diversity action plans for any future Phase 3 trial for our product candidates. We may experience difficulties recruiting a diverse population of patients in attempting to fulfill the requirements of any approved diversity action plan.

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

On May 1, 2017, we reported topline results from our Phase 2 clinical trial of Bryostatin-1 for the treatment of moderate to severe AD. In January 2018, we reported the secondary analysis of data from the Phase 2 clinical trial. Further, on September 9, 2019, we reported topline results from our confirmatory Phase 2 clinical trial. On January 22, 2020, we reported additional analysis in connection with the confirmatory Phase 2 clinical trial. On December 16, 2022, we announced that an extended confirmatory Phase 2 study of Bryostatin-1 in moderate to severe AD (Study #204) did not achieve statistical significance on the primary endpoint, which was change from baseline to Week 13 in the SIB total score assessment obtained after completion of the second seven-dose course of treatment (week 28 of trial). On July 19, 2023, we announced the commencement of Phase 1 clinical trials of Bryostatin-1 in multiple sclerosis with the Cleveland Clinic. On December 20, 2024, we also disclosed the termination of our agreement with the Cleveland Clinic due to the slow pace of enrollment in the Phase 1 clinical trial. We are currently evaluating the data and determining next steps with the development of Bryostatin-1 for AD as well as for other potential indications. Further analyses of the Phase 2 data and confirmatory Phase 2 data may lead to different interpretations of the respective data than the analyses conducted to date and/or may identify important implications of the Phase 2 data, Phase 2 confirmatory data and Phase 2 extended confirmatory trial data, respectively, that are not currently known. Topline data are subject to audit and verification procedures that may result in the final data being materially different from the data we previously published. As a result, any topline data should be viewed with caution until the final data are available. In addition, clinical trial data are subject to differing interpretations, and regulatory agencies, medical and scientific experts and others may not share our views of the data. There can be no assurance that the clinical program for Bryostatin-1 will be successful in demonstrating safety and/or efficacy that we will not encounter problems or delays in clinical development, or that Bryostatin-1 will ever receive regulatory approval or be successfully commercialized.

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

It is possible that our licensed patented technologies may infringe on patents or other rights owned by others. We may have to alter our products or processes, pay additional licensing fees, pay to defend an infringement action or challenge the validity of the patents in court or cease activities altogether because of patent rights of third parties, thereby causing additional unexpected costs and delays to us. Patent litigation is costly and time consuming, and we may not have sufficient resources to pay for such litigation. Pursuant to the CRE License, CRE has the exclusive right (but not the obligation) to apply for, file, prosecute or maintain patents and patent applications for our licensed technologies. However, in order to maintain our rights to use our licensed technologies, we must reimburse CRE for all of the attorney’s fees and other costs and expenses related to any of the foregoing. For additional information regarding the CRE License, see “Item 1. Business — Intellectual Property — Technology License and Services Agreement.” If the patents licensed to us are determined to infringe a patent owned by a third party and we do not obtain a license under such third-party patents, or if we are found liable for infringement or are not able to have such third-party patents declared invalid, we may be liable for significant money damages, we may encounter significant delays in bringing products to market or we may be precluded from participating in the manufacture, use or sale of products or methods of treatment requiring such licenses.

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

All aspects of our business, including research and development, manufacturing, marketing, pricing, sales, litigation, and intellectual property rights, are subject to extensive legislation and regulation. Changes in applicable U.S. federal and state laws and agency regulation, as well as foreign laws and regulations, could have a materially negative impact on our business. In the United States and in some other jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the health care system that could prevent or delay marketing approval of our product candidates or any of our potential future product candidates, restrict or regulate post-approval activities, or affect our ability to profitably sell any product candidates for which we obtain marketing approval. Increased scrutiny by the U.S. Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements. We cannot be sure whether additional legislative changes will be enacted, or whether any of the FDA’s regulations, guidances or interpretations will be changed, or what the impact of such changes on the agency and its scientific review staff, if any, may be.

Our ability to commercialize any product candidates successfully also will depend in part on the extent to which reimbursement for these product candidates and related treatments will be available from governmental authorities or health care programs, private health plans, and other organizations. Even if we succeed in bringing one or more products to the market, such products may not be considered medically necessary or cost-effective, and the amount reimbursed for the products may be insufficient to allow us to sell them on a competitive basis. Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in health care systems with the stated goals of containing health care costs, improving quality and/or expanding access. In the United States, the pharmaceutical industry has been a focus of these efforts and has been significantly affected by major legislative initiatives. For examples, see the section above titled “Governmental Regulation and Product Approval – Healthcare Reform.”

Increasingly, third-party payors are challenging the prices charged for medical products and requiring that pharmaceutical companies provide them with predetermined discounts from list prices. Novel medical products, if covered at all, may be subject to enhanced utilization management controls designed to ensure that the products are used only when medically necessary. Such utilization management controls may discourage the prescription or use of a medical product by increasing the administrative burden associated with its prescription or creating coverage uncertainties for prescribers and patients. We cannot be sure that reimbursement will be available for any product candidate we may be able to commercialize and, if reimbursement is available, that the level of reimbursement will be adequate. Reimbursement may impact the demand for, or the price of, any product candidate for which we obtain marketing approval. If reimbursement is not available or is available only to limited levels, we may not be able to successfully commercialize any product candidate for which we obtain marketing approval.

We cannot predict the nature of any measures that may be adopted by governmental authorities or private payors or their effect on our competitive position. Our ability to market our products depends, in part, on reimbursement levels for them and related treatment established by healthcare providers, private health insurers and other organizations, including health maintenance organizations and managed care organizations. In the event that governmental authorities enact additional legislation or adopt regulations that affect third party coverage and reimbursement, demand for our products may be reduced, which may materially adversely affect our business prospects, financial condition and results of operations.

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

Any of the above-mentioned factors could affect our business, prospects, financial condition, and operating results. The extent and duration of the military actions, sanctions and resulting market disruptions are impossible to predict, but could be substantial.

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

We have identified material weaknesses in our internal control over financial reporting. Matters affecting our internal controls may cause us to be unable to report our financial information on a timely basis or may cause us to restate previously issued financial information, and thereby subject us to adverse regulatory consequences, including sanctions or investigations by the SEC, or violations of applicable stock exchange listing rules. There could also be a negative reaction in the financial markets due to a loss of investor confidence in our company and the reliability of our financial statements. Confidence in the reliability of our financial statements is also likely to suffer if we or our independent registered public accounting firm reports a material weakness in our internal control over financial reporting. This could have a material and adverse effect on us by, for example, leading to a decline in our share price and impairing our ability to raise additional capital. Further, there are inherent limitations to the effectiveness of any system of controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. We could face additional litigation exposure and a greater likelihood of an SEC enforcement or other regulatory action if further restatements were to occur or other accounting-related problems emerge.

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

There can be no assurance that we will remain in compliance with the Minimum Bid Price Requirement or that we will be able to maintain compliance with the other requirements for continued listing of our common stock on Nasdaq. If our common stock is delisted and we are unable to list our common stock on another U.S. national securities exchange, we expect our securities would be quoted on an over-the-counter market. If this were to occur, our stockholders could face significant material adverse consequences, including limited availability of market quotations for our common stock and reduced liquidity for the trading of our securities. Furthermore, if our common stock were delisted it could adversely affect our ability to obtain financing for the continuation of our operations and/or result in the loss of confidence by investors, customers, suppliers and employees.

A significant number of our shares of Common Stock are or will be eligible for future sale, which may cause the market price for our Common Stock to decline.

As of December 31, 2024, we had an aggregate of 1,357,165 shares of Common Stock outstanding. Except for 7,681 shares, all of those shares are freely tradable without restriction or registration under the Securities Act of 1933, as amended (the “Securities Act”).

On September 10, 2024, we entered into a Securities Purchase Agreement (the “Series C Purchase Agreement”) with certain accredited investors (the “Series C Investors”), pursuant to which we agreed to sell to the Series C Investors (i) in a registered direct offering, an aggregate of 1,793 shares of the Company’s newly-designated Series C convertible preferred stock, par value $0.0001, with a stated value of $1,000 per share (the “Series C Preferred Stock”), initially convertible into up to 448,250 shares of Common Stock (the “Registered Conversion Shares”) and (ii) in a concurrent private placement, an aggregate of 3,207 shares of the Series C Preferred Stock, initially convertible into up to 801,750 shares of Common Stock (the “Unregistered Conversion Shares” and, together with the Registered Conversion Shares, the “Series C Conversion Shares”) at an initial conversion price of $4.00 per share, as well as warrants (the “Series C Warrants”) to acquire up to an aggregate of 1,250,000 shares of Common Stock (the “Series B Warrant Shares”) (the registered direct offering and the concurrent private placement collectively, the “Series C Offering”). In connection with the Series C Purchase Agreement, on September 10, 2024, we and the Series C Investors entered into a Registration Rights Agreement (the “Series C Registration Rights Agreement”), pursuant to which we were required to file a resale registration statement with the SEC to register for resale 200% of the Unregistered Conversion Shares and 200% of the Series C Warrant Shares. We filed a registration statement for the resale of such securities on October 10, 2024, which was declared effective by the SEC on October 21, 2024.

We are unable to predict whether large amounts of our Common Stock will be sold in the open market. We are also unable to predict whether a sufficient number of buyers of our Common Stock to meet the demand to sell shares of our Common Stock at attractive prices would exist at that time. It is possible that our stockholders will sell the shares of our Common Stock for various reasons. For example, such stockholders may not believe that our business profile or our level of market capitalization as an independent company fit their investment objectives. The sale of significant amounts of our Common Stock or the perception in the market that this will occur may lower the market price of our Common Stock.

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

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. We will remain an emerging growth company until the earlier of (i) the last day of the fiscal year in which we have total annual gross revenues of $1.235 billion or more; (ii) the last day of the fiscal year following the fifth anniversary of the date of the completion of our initial public offering; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC, which means the market value of our Common Stock that is held by non-affiliates exceeds $700 million as of the last business day of the most recently completed second fiscal quarter. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:

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

Our incident response plan coordinates the activities we take to prepare for, detect, respond to and recover from cybersecurity incidents, which include processes to triage, assess severity for, escalate, contain, investigate and remediate the incident, as well as to comply with potentially applicable legal obligations and mitigate damage to our business and reputation. We maintain an Information Security Incident Response form that directs a detector of any incident to report such incident to our Information Security Officer, whom we contract through a third-party service provider. Following notice of any such incident, our Information Security Officer would then work with our Chief Financial Officer and our Board to establish an appropriate response plan and to determine the materiality of the incident and any disclosure obligations.

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

Item 2.Properties.

Our principal executive offices are currently located at 1185 Avenue of the Americas, 3rd Floor, New York, New York 10036, where we lease approximately 300 square feet of general office space for a total cost of approximately $5,900 per month. The lease for this office space expires on June 30, 2025 and is renewable for successive one year terms. We believe that our facilities are suitable and adequate for our needs for the foreseeable future.

Item 3.Legal Proceedings.

There are no legal proceedings against the Company and the Company is unaware of any such proceedings contemplated against it.

Item 4.Mine Safety Disclosures.

Not applicable.

PART II

Item 5.Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information and Holders

Our Common Stock is listed on Nasdaq under the symbol “SNPX.” On March 25, 2025, the last reported sale price of our Common Stock was $2.64 per share.

As of March 25, 2025, we had 1,389,815 shares of our Common Stock issued and outstanding held by approximately 362 stockholders of record, based on information provided by our transfer agent. To date, we have not paid dividends on our Common Stock.

Unregistered Sales of Securities

On March 7, June 7, September 10 and December 9, 2024, we issued 981, 1,079, 1,304 and 1,552 restricted shares of our common stock, respectively, to Neil Cataldi, our investor relations consultant, in exchange for investor relations services.

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

Item 6.[Reserved].

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

Basis of Presentation

The audited financial statements for the fiscal years ended December 31, 2024 and 2023 include a summary of our significant accounting policies and should be read in conjunction with the discussion below and our financial statements and related notes included elsewhere in this Annual Report on Form 10-K. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included in the financial statements. All such adjustments are of a normal recurring nature.

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

November 2022 Private Placement

On November 17, 2022, we entered into the November Purchase Agreement with the November Investors, pursuant to which we agreed to sell to the November Investors (i) an aggregate of 15,000 shares of Series B Preferred Stock and (ii) warrants to acquire up to an aggregate of 77,420 shares of Common Stock. We received total gross proceeds of approximately $15 million from the Series B Offering.

The Series B Preferred Stock matured on September 9, 2024, and no shares of Series B Preferred Stock remain outstanding. The terms of the Series B Preferred Stock were as set forth in the Certificate of Designations of Series B Convertible Preferred Stock (the “Series B Certificate of Designations”). We were required to redeem the Series B Preferred Stock in 15 equal monthly installments, commencing on June 1, 2023 and we issued an aggregate of 1,042,027 shares of Common Stock to redeem the Series B Preferred Stock.

The holders of the Series B Preferred Stock were entitled to dividends of 7% per annum, compounded monthly, which were payable in cash or shares of Common Stock at our option, in accordance with the terms of the Series B Certificate of Designations.

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

The Series B Warrants are exercisable for Series B Warrant Shares at an initial exercise price of $2.8586 per share (as adjusted from time to time pursuant to the terms of the Series B Warrants, the “Series B Exercise Price”) and expire five years from the date of issuance. The Series B Exercise Price was reduced based upon the Reverse Stock Split and the Series C Private Placement (see below). The Series B Exercise Price is subject to customary adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustment, on a “full ratchet” basis, in the event of any issuances of Common Stock, or securities convertible, exercisable or exchangeable for Common Stock, at a price below the then-applicable Series B Exercise Price (subject to certain exceptions).

During the year ended December 31, 2024, we redeemed $6,000,000 of the Series B Preferred Stock and $396,640 of accrued dividends through a combination of cash through installment redemption and by issuing 374,219 shares of our Common Stock through installment conversions and proportionately relieved $4,911,312 of discount related to the redeemed Series B Preferred Stock. During the year ended December 31, 2024, we recognized a deemed dividend of 271,086 related to cash premiums.

During the year ended December 31, 2023, we redeemed $9,000,000 of the Series B Preferred Stock and $1,022,149 of accrued dividends through a combination of cash through installment redemption and by issuing 585,908 shares of our Common Stock through installment conversions and proportionately relieved $7,366,968 of discount related to the redeemed Series B Preferred Stock. During the year ended December 31, 2023, we recognized a deemed dividend of $140,374 related to cash premiums and issued 81,901 shares of our Common Stock in satisfaction of the deemed dividend.

September 2024 Private Placement

On September 10, 2024, we entered into the Series C Purchase Agreement with the Series C Investors, pursuant to which we agreed to sell to the Series C Investors (i) in a registered direct offering, an aggregate of 1,793 shares of Series C Preferred Stock, initially convertible into up to 448,250 Registered Conversion Shares and (ii) in a concurrent private placement, an aggregate of 3,207 shares of Series C Preferred Stock, initially convertible into up to 801,750 Unregistered Conversion Shares as well as Series C Warrants to acquire up to an aggregate of 1,250,000 Series C Warrant Shares.

GP Nurmenkari Inc. acted as the placement agent (the “Series C Placement Agent”). In connection with the Series C Offering, pursuant to an engagement letter between the Company and the Series C Placement Agent, we agreed to pay the Series C Placement Agent (i) a cash fee equal to 7.0% of the gross proceeds from any sale of securities in the Series C Offering and (ii) warrants to purchase shares of Common Stock equal to 3.0% of the number of shares of Common Stock that the Series C Preferred Stock are initially convertible into, with an exercise price of $4.00 per share and a five-year term.

The terms of the Series C Preferred Stock are as set forth in the Certificate of Designations of the Series C Convertible Preferred Stock (the “Series C Certificate of Designations”), which was filed with the Secretary of State for the State of Delaware on September 12, 2024. The Series C Preferred Stock is convertible into Series C Conversion Shares at the election of the holder at any time at the Series C Conversion Price. The Series C Conversion Price is subject to customary adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustment in the event of any issuances of Common Stock, or securities convertible, exercisable or exchangeable for Common Stock, at a price below the then-applicable Series C Conversion Price (subject to certain exceptions). We are required to redeem the Series C Preferred Stock in equal quarterly installments, commencing on October 31, 2024. The amortization payments due upon such redemption are payable in cash at 107% of the applicable Installment Amount (as defined in the Series C Certificate of Designations).

The holders of the Series C Preferred Stock are entitled to dividends of 5% per annum, compounded quarterly, which will be payable in cash. Upon the occurrence and during the continuance of a Triggering Event (as defined in the Series C Certificate of Designations), the Series C Preferred Stock will accrue dividends at the rate of 15% per annum. The holders of Series C Preferred Stock are entitled to vote with holders of the Common Stock as a single class on all matters that holders of Common Stock are entitled to vote upon, with the number of votes per Series C Preferred Stock equal to the stated value of such Series C Preferred Stock divided by the “Minimum Price” (as defined in Rule 5635 of the Listing Rules of the Nasdaq Stock Market) immediately prior to the date of the Series C Purchase Agreement.

Following the first anniversary of the initial issuance of the Series C Preferred Stock through the date that is ten calendar days thereafter, holders of Series C Preferred Stock may require the Company to redeem all or any portion of their Series C Preferred Stock in cash, pursuant to the terms set forth in the Series C Certificate of Designations.

The Company received Nasdaq Stockholder Approval at the Company’s special meeting of stockholders held on December 6, 2024.

The Series C Certificate of Designations includes certain Triggering Events (as defined in the Series C Certificate of Designations), including, among other things, the failure to file and maintain an effective registration statement covering the sale of the holder’s securities registrable pursuant to the Series C Registration Rights Agreement (defined below) and our failure to pay any amounts due to the holders of the Series C Preferred Stock when due. In connection with a Triggering Event, each holder of Series C Preferred Stock will be able to require us to redeem in cash any or all of the holder’s Series C Preferred Stock at a premium set forth in the Series C Certificate of Designations.

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

During the year ended December 31, 2024, we redeemed $715,000 of the Series C Preferred Stock and $86,694 of accrued dividends in cash through installment redemption and proportionately relieved $1,592,341 of discount related to the redeemed Series C Preferred Stock. During the year ended December 31, 2024, we recognized a deemed dividend of $52,447 related to cash premiums.

As of December 31, 2024, we have accrued a liability for installment payments owed to investors in either cash or shares of $0.

Recent Developments

Exploring Strategic Alternatives

In December 2024, we announced via press release that the board of directors of the Company (the “Board”) had formed an independent special committee (the “Special Committee”) to explore strategic opportunities to create and enhance value for investors, including promising drug development platforms and/or compelling new technologies and services. Management has reviewed the Company’s financial position and has concluded that the Company’s continuing financial strength offset by anticipated future cash burn rate and publicly traded stock as currency allows the Special Committee to evaluate potential strategic opportunities.

Reverse Stock Split

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

On December 16, 2022, we issued a press release announcing that an extended confirmatory Phase 2 study of Bryostatin-1 in moderate to severe AD (Study #204) did not achieve statistical significance on the primary endpoint, which was change from baseline to week 13 in the SIB total score assessment obtained after completion of the second seven-dose course of treatment (week 28 of trial). An average increase in the SIB total score of 1.4 points and 0.6 points was observed for the Bryostatin-1 and placebo groups, respectively, at week 28. On March 7, 2023, we announced the results of our analysis of secondary endpoints and post hoc analysis from our Phase 2 study of Bryostatin-1. In the secondary endpoint analysis, changes from baseline at Weeks 9, 20, 24, 30, and 42 in the SIB (Severe Impairment Battery) total score were not statistically significant in the total patient population, and no pre-specified secondary endpoints were met with statistical significance in the low-to-moderately severe AD patient stratum. However, nearly all pre-specified secondary endpoints in the most advanced and severe AD (MMSE: 10-14) patient population, with baseline MMSE-2 (Mini-Mental State Examination, 2nd Edition) scores of 10-14, were achieved with statistical significance (p = <0.05, 2-tailed). Data also showed statistical significance in exploratory secondary endpoints for the MMSE-2 10-14 stratum, and post hoc analysis was positive. We are continuing to determine next steps with the development of Bryostatin-1 for AD as well as for other potential indications, including in tandem with promising drug development platforms.

As of December 31, 2024, we incurred cumulative expenses of approximately $11.3 million associated with services provided by WCT and certain pass-through expenses incurred by WCT, which was offset by NIH reimbursements recognized of $2.7 million. No expenses were incurred for the year ended December 31, 2024. For the year ended December 31, 2023, we incurred expenses of approximately $560,000 million associated with services provided by WCT and certain pass-through expenses incurred by WCT.

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

The Company incurred cumulative expenses of approximately $1.6 million associated with the 2022 Study as of December 31, 2024. $0 of the expenses are reflected in the statement of comprehensive loss for the year ended December 31, 2024 and approximately $200,000 is reflected in the statement of comprehensive loss for the year ended December 31, 2023.

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

Cleveland Clinic

On February 23, 2022, we announced our collaboration with the Cleveland Clinic to pursue possible treatments for Multiple Sclerosis (“MS”), and on July 19, 2023, we announced that we had entered into an agreement with the Cleveland Clinic to conduct a Phase 1 trial of Bryostatin-1 in MS. Pursuant to the agreement, the Cleveland Clinic was obligated to manage the clinical trial’s implementation, including the IND submission to the FDA which was filed during the fourth quarter of 2023 and future patient enrollment upon approval of the IND submission. The total estimated costs associated with this collaboration are approximately $2.0 million. As of December 31, 2024, the Company has paid or incurred costs with the Cleveland Clinic of approximately $528,000.

In December 2024, the Company announced via press release the termination of its agreement with the Cleveland Clinic due to the slow pace of enrollment in the Phase 1 clinical trial. The termination of the agreement was one of various actions authorized by the Board, designed to reduce cash burn rate.

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

As of December 31, 2024, the Company determined that its investment in Cannasoul had a valuation of $0 based upon its disposition of its assets and limited minority ownership in other related technologies. As a result, the Company has written off its related debt and equity investments.

Results of Operations

Comparison of the years ended December 31, 2024 and 2023

The following table summarizes our results of operations for the years ended December 31, 2024 and 2023:

	Years ended
	December 31,		Dollar
	2024	2023	Change	% Change
Operating Expenses:
Research and development expenses	$1,598,722	$1,974,924	$(376,202)	(19.0)%
General and administrative expenses	$5,212,010	$6,338,930	$(1,126,920)	(17.8)%
Other income (loss), net	$(5,957,817)	$2,275,350	$(8,233,167)	(361.8)%
Net loss	$12,768,549	$6,038,504	$6,730,045	111.5%

Revenues

We did not generate any operating revenues for the years ended December 31, 2024 and 2023.

Operating Expenses

Overview

Total operating expenses for the year ended December 31, 2024 were $6,810,732 as compared to $8,313,854 for the year ended December 31, 2023, a decrease of approximately 18.1%. The decrease in total operating expenses is due to the decrease in both research and development and general and administrative expenses.

Research and Development Expenses

For the year ended December 31, 2024, we incurred $1,598,722 in research and development expenses as compared to $1,974,924 for the year ended December 31, 2023, a decrease of approximately 19.0%. These expenses were incurred primarily in connection with developing the potential AD therapeutic product and the initiation of the MS trial with Cleveland Clinic. Of these expenses, for the year ended December 31, 2024, $900,655 was incurred principally relating to our current MS clinical trial and our storage of drug product, $634,713 for clinical consulting services, $29,669 of amortization of prepaid licensing fees relating to the Stanford License Agreement and Mount Sinai Agreement, $33,685 for development of alternative drug supply with Stanford University; comparatively, for the year ended December 31, 2023, $1,440,207 was incurred principally relating to our confirmatory clinical trial and related storage of drug product, $312,743 for clinical consulting services, $20,330 of amortization of prepaid licensing fees relating to the Stanford License Agreement and Mount Sinai Agreement, $52,055 for development of alternative drug supply with Stanford University and $149,589 of non-cash stock options compensation expense.

Our research and development expenses have decreased as our Phase 2 clinical trial for AD was concluded by the end of 2023 and our Phase 2 dose ranging study was discontinued while we initiated our MS clinical trial. Other development expenses might increase, as our resources permit, in order to advance our potential products. We are continuing to determine how to proceed with respect to our other current development programs for Bryostatin-1.

General and Administrative Expenses

We incurred $5,212,010 and $6,338,930 of general and administrative expenses for the year ended December 31, 2024 and 2023, respectively, a decrease of approximately 17.8%. During the year ended December 31, 2024, $1,763,731 was incurred primarily for wages, bonuses, vacation pay, severance, taxes and insurance, versus $1,555,462 for the year ended December 31, 2023, the increase resulted primarily from compensation paid to strategic committee members of the Board of Directors for extensive new business due diligence; $561,114 was incurred for legal expenses versus $814,198 for the 2023 comparable period. The higher legal fees for 2023 is based upon the prior year’s increased fees for special stockholder meeting requirements and for regulatory compliance; $974,685 was incurred for outside operations consulting services during the year ended December 31, 2024, versus $989,177 for the comparable period in 2023; $102,336 was incurred for travel expenses during the year ended December 31, 2024, versus $150,564 for the comparable period in 2023 as Company officers and directors conducted overseas due diligence for strategic investments in 2023; $464,025 was incurred for investor relations services during the year ended December 31, 2024, versus $436,593 for the comparable period in 2023; $261,988 was incurred for professional fees associated with auditing, financial, accounting and tax advisory services during the year ended December 31, 2024, versus $297,090 for the comparable period in 2023; $620,436 was incurred for insurance during the year ended December 31, 2024, versus $769,175 for the comparable period in 2023. The decrease is attributable to lower premiums; $438,288 was incurred for utilities, supplies, license fees, filing costs, rent, advertising and other during the year ended December 31, 2024, versus $466,935 for the comparable period in 2023. The decrease is attributable to credits for franchise taxes paid during the 2023 period credited to 2024; and $25,407 was recorded as non-cash stock options compensation expense during the year ended December 31, 2024, versus $859,736 for the comparable period in 2023, as options granted during the 2023 period partially vested upon issuance.

Other Income / Expense

We recognized total other losses of $5,957,817 for the year ended December 31, 2024 as compared to total other income of $2,275,350 for the year ended December 31, 2023, which consisted, for 2024 and 2023, of interest income on funds deposited in interest-bearing money market accounts and investments in short-term U.S. treasury bills and changes in fair value of warrant and derivative liabilities and offering costs. The decrease in interest income and unrealized gains on treasury bills totaling $373,065 for the year ended December 31, 2024 is primarily attributable to the decrease in cash balances over the period and lower interest rates. The total decreased income is primarily attributable to the loss on write off of available for debt security of $2,443,300, loss on write off of equity investment of $517,877, both due to the complete write-down of our Cannasoul investment, increase in change in fair value of warrant liability of $829,000, loss on issuance of Series C Preferred Stock of $3,812,625 million, warrant issuance costs of $618,375 and share of loss in equity investment and investment write-off totaling $562,402 partially offset by the change in fair value of derivative liability of $1,032,000.

Net loss

We recognized losses of $12,768,549 and $6,038,504 for the year ended December 31, 2024 and 2023, respectively. The increased loss was primarily attributable to the increase in other loss partially offset by the decrease in research and development and general and administrative expenses.

Financial Condition, Liquidity and Capital Resources

Cash and Working Capital

Since inception, we have incurred negative cash flows from operations. As of December 31, 2024, we had working capital of $16,706,587 as compared to working capital of $26,256,291 as of December 31, 2023. The $9,549,704 decrease in working capital was primarily attributable to approximately $6.9 million of operating expenses, redemptions of Series B Preferred Stock of approximately $8.8 million and redemption of Series C Preferred Stock of approximately $800,000 partially offset by net proceeds from Series C Preferred Stock offering of approximately $4.5 million, non-cash expenses of approximately $1.0 million and interest income of approximately $1.3 million.

We expect that our current cash and cash equivalents of approximately $15 million will be sufficient to support our projected operating requirements for at least the next 12 months from the date of this Annual Report on Form 10-K, which may include the continuing development of Bryostatin-1, our initiation and possible development of a therapeutic for MS and other possible therapeutics.

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

	Year Ended December 31,
	2024	2023
Cash used in operating activities	$4,883,988	$5,173,209
Cash used in investing activities	$1,000,000	$2,002,707
Cash used in financing activities	$5,121,289	$1,641,066

Net Cash Used in Operating Activities

Cash used in operating activities was $4,883,988 for the year ended December 31, 2024, compared to $5,173,209 for the year ended December 31, 2023. The $289,221 decrease primarily resulted from the increase in offering costs of approximately $4.4 million, losses from the write-off of the Cannasoul strategic investment of approximately $3.0 million, the decrease in prepaid expenses of approximately $0.3 million, and the changes in fair value of non-cash warrant and derivative liabilities totaling approximately $0.2 million partially offset by the increased net loss of approximately $6.7 million, and increase in accrued expenses of approximately $0.5 million and the decrease in non-cash stock-based compensation and consulting fees of approximately $1.0 million.

Net Cash Used in Investing Activities

Net cash used in investing activities was $1.0 million for the year ended December 31, 2024 compared to $2,002,707 for the year ended December 31, 2023. The cash used in investing activities for the year ended December 31, 2024 was for the purchase of available for sale debt securities versus capital expenditures for the year ended December 31, 2023.

Net Cash Used in / Provided by Financing Activities

Net cash used in financing activities was $5,121,289 for the year ended December 31, 2024 compared to $1,641,066 for the year ended December 31, 2023 which consists primarily of redemptions of amounts due to preferred stock investors.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act, and are not required to provide the information required under this item.

Item 8.Financial Statements and Supplementary Data.

Our audited financial statements as of, and for the years ended December 31, 2024 and December 31, 2023 are included beginning on Page F-1 immediately following the signature page to this report. See “Item 15. Exhibits and Financial Statement Schedules” for a list of the financial statements included herein.

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2024. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, because of certain weaknesses in internal control over financial reporting discussed below under “Management’s Annual Report on Internal Control over Financial Reporting,” our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed by us under the Exchange Act is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

As of December 31, 2024, our management, including our Chairman of the Board, principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in the 2013 Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, as of December 31, 2023, such internal controls and procedures were not effective. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that are considered to be material weaknesses. The matters involving internal controls and procedures that our management considered to be material weaknesses were:

1.	inadequate segregation of duties consistent with control objectives in the areas over certain user access controls; and
2.	ineffective processes over period end financial disclosure and reporting including documentation of GAAP disclosure and reporting reviews supporting the financial reporting process; and
3.

ineffective information technology (IT) general computing controls including lack of risk and design assessments such as IT security policies and procedures, user access, review and assessment of IT controls within third party contracts.

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

Management’s Remediation Initiatives

In an effort to remediate identified material weaknesses and other deficiencies and enhance our internal controls, we increased certain measures including additional cash controls, closer supervision of outside service providers and other review and approval processes by our management team. The remediation efforts will further include the implementation of additional controls to ensure all risks have been addressed. Preparation of a GAAP disclosure checklist with appropriate review procedures to ensure that accounting guidance and disclosure requirements have been addressed. We will, as resources permit, hire additional personnel to allow for segregation of duties.

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

Item 9B.Other Information.

(b) During the three months ended December 31, 2024, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C.Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.       Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

The following table lists the names, ages and positions of our executive officers as of March 25, 2025:

Name	Age	Position
Alan J. Tuchman, M.D.	78	Chief Executive Officer

Robert Weinstein	65	Chief Financial Officer, Secretary and Executive Vice President

Daniel L. Alkon, M.D.	82	President, Chief Scientific Officer

Alan J. Tuchman, M.D. — Chief Executive Officer.   Dr. Tuchman joined Synaptogenix as our Chief Executive Officer in December 2020. He is also currently Clinical Professor of Neurology at New York Medical College and managed a private practice of Neurology in Manhattan until June 2024. He consults for a number of biotechnology and investment firms. Dr. Tuchman founded and was Managing Director of MedPro Investors LLC from 2011 to 2020. He has served as a partner of Xmark Opportunity Partners and as CEO and then Executive Chairman of Neurophysics, Inc. from 2002 to 2010. Dr. Tuchman served as Senior Vice President and Chief Medical Officer of Oncolytics Biotech Inc. from 2012 to 2017. He was previously the President of the Epilepsy Society of Southern New York as well as Vice Dean for Clinical Affairs at New York Medical College. Dr. Tuchman received his MD degree from the University of Cincinnati, College of Medicine, and completed his Neurology Residency at the Mt. Sinai School of Medicine. Dr. Tuchman received his MBA from Columbia University in 1996. He has authored over 30 scientific papers and book chapters.

Robert Weinstein — Chief Financial Officer, Executive Vice President, Treasurer and Secretary.    Mr. Weinstein joined Neurotrope in June 2013 as its acting Chief Financial Officer and has continued to serve in that role for Synaptogenix following the Spin-Off. In addition, Mr. Weinstein performs work as a consultant for Petros Pharmaceuticals, Inc., which is the surviving company from the merger of Metuchen and Neurotrope. He has extensive accounting and finance experience, spanning more than 40 years, as a public accountant, investment banker, healthcare private equity fund principal and chief financial officer. From September 2011 to the present, Mr. Weinstein has been an independent consultant for several healthcare companies in the pharmaceutical and biotechnology industries. From March 2010 to August 2011, he was the Chief Financial Officer of Green Energy Management Services Holdings, Inc., an energy consulting company. From August 2007 to February 2010, Mr. Weinstein served as Chief Financial Officer of Xcorporeal, Inc., a development-stage medical device company which was sold in March 2010 to Fresenius Medical USA, the largest provider of dialysis equipment and services worldwide. Mr. Weinstein also serves as a member of the Board of Directors of Xwell, Inc. (Formerly XpresSpa Group, Inc.) (Nasdaq: XWEL), a health and wellness company whose core asset, XpresSpa, is a leading airport retailer of spa services and related health and wellness products, PharmaCyte Biotech, Inc. (Nasdaq: PMCB), a biotechnology company developing pharmaceutical products and Oblong, Inc. (Nasdaq: OBLG), a company that provides multi-stream collaboration technologies and managed services for video collaboration and network applications in the United States and internationally. Mr. Weinstein received his MBA degree in finance and international business from the University of Chicago Graduate School of Business, is a Certified Public Accountant (inactive), and received his BS degree in accounting from the State University of New York at Albany.

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

Board Structure and Directors

The below table sets forth information regarding our directors as of March 25, 2025:

Director	Age	Position	Date Named to Board of Directors
Joshua N. Silverman	54	Chairman of the Board of Directors	August 4, 2016
William S. Singer	84	Director; Vice-Chairman of the Board	August 23, 2013
Daniel L. Alkon, M.D.	82	Director	December 7, 2020
Bruce T. Bernstein	61	Director	November 14, 2016
Jonathan L. Schechter	51	Director	December 13, 2018
Alan J. Tuchman, M.D.	79	Director	December 7, 2020

Our Board is currently comprised of six members: Mr. Silverman, Mr. Singer, Mr. Bernstein, Mr. Schechter, Dr. Alkon and Dr. Tuchman.

The principal occupation and business experience during the past five years for our directors is as follows (other than our directors who are executive officers, whose principal occupation and business experience during the past five years is discussed above):

Joshua N. Silverman — Director, Chairman of the Board.    Mr. Silverman joined Neurotrope as a Director and Chairman of the Board in August 2016. Mr. Silverman currently serves as the managing member of Parkfield Funding LLC. Mr. Silverman has also served as Interim Chairman, Interim Chief Executive Officer and Interim President of PharmaCyte Biotech, Inc. (Nasdaq: PMCB) since October 2022 and as a director since August 2022. Mr. Silverman was the co-founder, and a principal and managing partner of Iroquois Capital Management, LLC (“Iroquois”), an investment advisory firm. Since its inception in 2003 until July 2016, Mr. Silverman served as co-chief investment officer of Iroquois. While at Iroquois, he designed and executed complex transactions, structuring and negotiating investments in both public and private companies and has often been called upon by the companies solve inefficiencies as they relate to corporate structure, cash flow, and management. From 2000 to 2003, Mr. Silverman served as co-chief investment officer of Vertical Ventures, LLC, a merchant bank. Prior to forming Iroquois, Mr. Silverman was a director of Joele Frank, a boutique consulting firm specializing in mergers and acquisitions. Previously, Mr. Silverman served as assistant press secretary to the president of the United States. In addition to Synaptogenix, Mr. Silverman has served as a director and acting Chief Executive Officer of AYRO, Inc. (Nasdaq: AYRO) since 2020; as Interim Chief Executive Officer, Interim President and Interim Chairman of PharmaCyte Biotech, Inc. (Nasdaq: PMCB); as director of TNF Pharmaceuticals, Inc. (formerly known as MYMD Pharmaceuticals, Inc.) (Nasdaq: TNFA) since September 2018; and as Vice Chairman of Petros Pharmaceutical, Inc. (Nasdaq: PTPI). He previously served as a director of Marker Therapeutics, Inc. from 2016 until 2018 and Protagenic Therapeutics, Inc. from 2016 to 2022. Mr. Silverman received his B.A. from Lehigh University in 1992. Mr. Silverman was chosen as Chairman of Synaptogenix because of his lengthy public company, finance and business experience.

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

Bruce T. Bernstein — Director.   Mr. Bernstein served as a Director for Neurotrope since November 14, 2016. Mr. Bernstein has over thirty years of experience in the securities industry, primarily as senior portfolio manager for two alternative finance funds as well as in trading and structuring of arbitrage strategies. Mr. Bernstein has served as President of Rockmore Capital, LLC since 2006, the manager of a direct investment and lending fund with peak assets under management of $140 million. Previously, he served as Co-President of Omicron Capital, LP, an investment firm based in New York, which he joined in 2001. Omicron Capital focused on direct investing and lending to public small cap companies and had peak assets under management of $260 million. Prior to joining Omicron Capital, Mr. Bernstein was with Fortis Investments Inc., where he was Senior Vice President in the bank’s Global Securities Arbitrage business unit, specializing in equity structured products and equity arbitrage and then President in charge of the bank’s proprietary investment business in the United States. Prior to Fortis, Mr. Bernstein was Director in the Equity Derivatives Group at Nomura Securities International specializing in cross-border tax arbitrage, domestic equity arbitrage and structured equity swaps. Mr. Bernstein started his career at Kidder Peabody, where he rose to the level of Assistant Treasurer. Mr. Bernstein also serves as a member of the Board of Directors of Xwell, Inc. (Formerly XpresSpa Holdings, Inc.) (Nasdaq: XWEL) the leading airport spa company in the world, based in New York, Petros Pharmaceuticals, Inc. (Nasdaq: PTPI) and Wrap Technologies, Inc. (Nasdaq: WRAP). Mr. Bernstein holds a B.B.A. from City University of New York (Baruch). Mr. Bernstein was chosen as a director of Synaptogenix because of his lengthy public company and finance experience.

Jonathan L. Schechter — Director.   Mr. Schechter joined our Board of Directors in December 2019. Mr. Schechter currently serves as a partner of The Special Equities Group, a division of Dawson James Securities, Inc., a full-service investment bank specializing in healthcare, biotechnology, technology, and clean-tech sectors, since April 2021. Mr. Schechter is one of the founding partners of The Special Equities Opportunity Fund, a long-only fund that makes direct investments in micro-cap companies and has served in this capacity since August 2019. He currently serves on the board of directors of Oblong, Inc., a technology company (Nasdaq: OBLG), and previously served as a director of DropCar, Inc. Mr. Schechter also serves as a member of the Board of Directors of PharmaCyte Biotech, Inc. (Nasdaq: PMCB), a biotechnology company developing pharmaceutical products. He has extensive experience analyzing and evaluating the financial statements of public companies. Mr. Schechter earned his A.B. in Public Policy/Political Science from Duke University and his J.D. from Fordham University School of Law. Mr. Schechter was chosen as a director of Synaptogenix because of his lengthy public company, legal and investment banking experience.

Director Independence

Our Board has reviewed the materiality of any relationship that each of our directors and director nominees has with the Company, either directly or indirectly. Based upon this review, our Board has determined that the following members of the Board and director nominees are “independent directors” as defined by The Nasdaq Stock Market:

Joshua N. Silverman
William S. Singer
Bruce T. Bernstein
Jonathan L. Schechter

Staggered Board

Our certificate of incorporation provides that our business is to be managed by or under the direction of our Board. Our Board is divided into three classes for purposes of election. One class is elected at each annual meeting of stockholders to serve for a three-year term. Our Board consists of six members classified into three classes as follows: (1) Alan Tuchman, M.D. and Daniel L. Alkon, M.D. constitute the Class II directors and their current terms will expire at the 2026 annual meeting of stockholders, (2) Joshua N. Silverman and William S. Singer constitute the Class III directors and their current terms will expire at the 2027 annual meeting of stockholders and (3) Bruce T. Bernstein and Jonathan L. Schechter constitute the Class I directors and their current terms will expire at the 2025 annual meeting of stockholders.

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

The Audit Committee of Synaptogenix was established in December 2020 and held five meetings in 2024. The Board has determined that each member of the Audit Committee is an independent director in accordance with the rules of The Nasdaq Stock Market and applicable federal securities laws and regulations. In addition, the Board has determined that each of Mr. Bernstein and Mr. Schechter is an “audit committee financial expert” within the meaning of Item 407(d)(5) of Regulation S-K and has designated each of them to fill that role. See “— Executive Officers and Directors” above for descriptions of the relevant education and experience of each member of the Audit Committee.

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

Compensation Committee

The Compensation Committee (i) assists the Board in discharging its responsibilities with respect to compensation of the Company’s executive officers and directors, (ii) evaluates the performance of the executive officers of the Company and (iii) administers the Company’s stock and incentive compensation plans and recommends changes in such plans to the Board as needed.

The Compensation Committee was established in December 2020 and held three meetings in 2024. The Board has determined that each member of the Compensation Committee is an independent director in accordance with the rules of The Nasdaq Stock Market and applicable federal securities laws and regulations.

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

The Nominating and Corporate Governance Committee was established in December 2020 and held one meeting in 2024. The Board has determined that each member of the Nominating and Corporate Governance Committee is an independent director in accordance with the rules of The Nasdaq Stock Market and applicable federal securities laws and regulations.

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

The following table sets forth information concerning the total compensation paid or accrued by Synaptogenix during the last two fiscal years ended December 31, 2024 to (i) all individuals that served as our principal executive officer or acted in a similar capacity for us at any time during the fiscal year ended December 31, 2024; (ii) the two most highly compensated executive officers other than the principal executive officer who were serving as executive officers at December 31, 2024; and (iii) up to two additional individuals for whom disclosure would have been required pursuant to clause (ii) above but for the fact that the individual was not serving as an executive officer at December 31, 2024 (collectively, the “named executive officers”).

The Compensation Committee of the Board is responsible for determining executive compensation.

Summary Compensation Table

							Non-
							Qualified
	Fiscal Year					Non-Equity	Deferred	All Other
	Ended			Stock	Option	Incentive Plan	Compensation	Compensation
Name & Principal Position	December 31	Salary ($)	Bonus ($)(1)	Awards ($)	Awards ($)	Compensation	Earnings	(2)	Total ($)
Dr. Alan J. Tuchman Chief Executive Officer	2024	222,000	50,000	—	—	—	—	6,234	278,234
	2023	222,000	75,000	—	—	—	—	6,347	303,347
Robert Weinstein CFO, Secretary and Executive Vice President	2024	348,408	100,000	—	—	—	—	117,468	565,876
	2023	339,548	150,000	—	—	—	—	79,370	568,918
Daniel L. Alkon MD President and CSO	2024	300,000	50,000	—	—	—	—	—	350,000
	2023	300,000	75,000	—	—	—	—	—	375,000

(1)	Mr. Weinstein was paid a $100,000 bonus in 2025 for services rendered during the fiscal year ended 2024. Mr. Weinstein was paid a $150,000 bonus in March 2024 for services rendered during the fiscal year ended 2023. Drs. Tuchman and Alkon were each paid a $50,000 bonus in 2025 for services rendered during the fiscal year ended 2024 and were each paid a $75,000 bonus in 2024 for services rendered during the fiscal year ended 2023.
(2)	Mr. Weinstein and Dr. Tuchman’s 2023 and 2024 amounts reflect healthcare payments and insurance premiums paid on their behalf.

Executive Employment Arrangements

We have no plans in place and have never maintained any plans that provide for the payment of retirement benefits or benefits that will be paid primarily following retirement including, but not limited to, tax qualified deferred benefit plans, supplemental executive retirement plans, tax-qualified deferred contribution plans and nonqualified deferred contribution plans other than certain cases noted below.

Except as indicated below, we have no contracts, agreements, plans or arrangements, whether written or unwritten, that provide for payments to the named executive officers listed above.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table

Alan J. Tuchman, M.D. The Company is party to an offer letter (as amended to date, the “Tuchman Agreement”) as of December 7, 2020 with Alan J. Tuchman, M.D., pursuant to which Dr. Tuchman serves as Synaptogenix’s Chief Executive Officer. Under the terms of the Tuchman Agreement, Dr. Tuchman receives an annual base salary of $222,000, with an annual discretionary bonus of up to 50% of his base salary then in effect. The term of Dr. Tuchman’s employment pursuant to the offer letter was initially one year, which was to be extended automatically for six month periods unless either party gave timely written notice. On August 4, 2022, Synaptogenix entered into an amendment to the Tuchman Agreement to extend the term of Dr. Tuchman’s employment through June 7, 2023; on June 16, 2023, the Company entered into a second amendment to the Tuchman Agreement to extend the term of Dr. Tuchman’s employment through June 7, 2024; and on June 20, 2024, the Company entered into a third amendment to the Tuchman Agreement to extend the term of Dr. Tuchman’s employment through December 7, 2024, with automatic monthly renewals thereafter unless earlier terminated by either party. In November 2024, the Company’s Board of Directors amended Dr. Tuchman’s base salary to $12,500 per month, effective January 1, 2025. Pursuant to the Tuchman Agreement, if Dr. Tuchman is terminated without cause, Dr. Tuchman shall be entitled to severance equal to six months of Dr. Tuchman’s annual base salary, payable in the form of a salary continuation over the six-month period following his termination.

Robert Weinstein. Upon the Spin-Off, Synaptogenix assumed Robert Weinstein’s employment agreement with Neurotrope, dated as of October 1, 2013 (the “Weinstein Agreement”), pursuant to which Mr. Weinstein serves as the Synaptogenix’s Chief Financial Officer and Executive Vice President. Neurotrope agreed to pay Mr. Weinstein a discretionary annual bonus of up to 50% of his annual base salary for all years beginning January 1, 2015, to be earned and payable based upon attainment of annual performance goals as determined by the Neurotrope board of directors or a committee thereof. Mr. Weinstein was not paid a bonus in 2017 or in 2018. Mr. Weinstein’s annual bonus opportunity may be periodically reviewed and increased at the discretion of the Board or a committee thereof. Mr. Weinstein is also eligible to participate in all Synaptogenix benefits generally available to the Synaptogenix’s officers in accordance with the terms of those benefit plans and all retirement, life, disability, medical and dental plan benefits generally available to Synaptogenix’s officers in accordance with the terms of those plans.

If Mr. Weinstein’s employment is terminated by Synaptogenix for a reason other than cause or by him for good reason, and subject to his compliance with other terms of the Weinstein Agreement, and certain other conditions, the Company is required to pay Mr. Weinstein a severance amount equal to Mr. Weinstein’s annual base salary, payable in a single lump sum. In addition, if Mr. Weinstein elects health care continuation coverage under COBRA, the Company is obligated to pay for such health insurance coverage for a period of 18 months following the termination of Mr. Weinstein’s employment, at the same rate as it pays for health insurance coverage for its active employees (with Mr. Weinstein required to pay for any employee-paid portion of such coverage). If Mr. Weinstein’s employment is terminated by non-renewal or due to his death or disability, he will be entitled to any unpaid prorated annual bonus for the year in which his employment terminates. Subject to earlier termination by Mr. Weinstein’s death or disability, or by Synaptogenix for cause, the term of Mr. Weinstein’s employment agreement is four years and will be extended automatically for successive one-year periods, unless either party gives written notice of termination to the other party at least 90 days prior to the end of the then-current term.

Daniel L. Alkon, M.D. Effective September 23, 2016, Neurotrope appointed Dr. Daniel Alkon, M.D., as President of Neurotrope. Dr. Alkon continues to serve as Synaptogenix’s Chief Scientific Officer following the Spin-Off. On January 4, 2017, Neurotrope agreed to compensate Dr. Alkon with compensation of $25,000 per month until May 31, 2017. Since that time, Dr. Alkon has received annual compensation of $300,000. Effective January 1, 2025, Dr. Alkon’s compensation was reduced to $16,000 per month.

Pension Benefits

We do not have any qualified or non-qualified defined benefit plans.

Nonqualified Deferred Compensation

We do not have any nonqualified defined contribution plans or other deferred compensation plan.

Potential Payments upon Termination or Change-In-Control

Employment Agreements

Pursuant to the Tuchman Agreement, if Dr. Tuchman is terminated without Cause, Dr. Tuchman shall be entitled to severance equal to six months of Dr. Tuchman’s annual base salary, payable in the form of a salary continuation over the six-month period following his termination.

Pursuant to the Weinstein Agreement, if Mr. Weinstein’s employment is terminated by the Company for a reason other than cause or by him for good reason, and subject to his compliance with other terms of the Weinstein Agreement and certain other conditions, the Company is obligated to pay him a severance amount equal to his annual base salary, payable in a single lump sum. In addition, if he elects health care continuation coverage under COBRA, the Company will pay for such health insurance coverage for a period of 18 months following the termination of his employment, at the same rate as it pays for health insurance coverage for its active employees (with Mr. Weinstein required to pay for any employee-paid portion of such coverage). If Mr. Weinstein’s employment is terminated by non-renewal or due to his death or disability, he will be entitled to any unpaid prorated annual bonus for the year in which his employment terminates.

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

On April 7, 2021, the Company’s stockholders approved an amendment to the 2020 Plan to increase the total number of shares of Common Stock from 10,000 to an aggregate of 55,000 shares of Common Stock, and on October 11, 2022, the Company’s stockholders approved an amendment to the 2020 Plan to increase the total number of shares of Common Stock from 55,000 to an aggregate of 175,000 shares of Common Stock.

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

Outstanding Equity Awards at 2024 Fiscal Year-End

The following table shows grants of stock options and grants of unvested stock awards outstanding on the last day of the fiscal year ended December 31, 2024, including both awards subject to performance conditions and non-performance-based awards, to each of the executive officers named in the Summary Compensation Table.

	Option Awards
				Equity
				Incentive
				Plan
				Awards:
	Number Of	Number of		Number of
	Securities	Securities		Securities
	Underlying	Underlying		Underlying
	Unexercised	Unexercised		Unexercised	Option	Option
	Options (#)	Options (#)		Unearned	Exercise	Expiration
Name	Exercisable	Unexercisable		Options (#)	Price ($)	Date
T (a)	(b)	(c)		(d)	(e)	(f)

Dr. Alan J.
Tuchman
Chief	503	—	(1)	—	$246.00	01/13/2031
Executive	246	—	(2)	—	$182.25	02/16/2032
Officer	2,754	—	(3)	—	$151.75	11/15/2032
Robert
Weinstein
CFO,
Secretary
and
Executive
Vice	445	—	(1)	—	$246.00	1/13/2031
President	3,000	—	(3)	—	$151.75	11/15/2032
Daniel L.
Alkon MD
President	1,250	—	(1)	—	$246.00	01/13/2031
and CSO	3,000	—	(3)	—	$151.75	11/15/2032

(1)	The options vested in full on January 13, 2021.
(2)	The options vested in full on February 16, 2023.
(3)	The options vested in full on May 15, 2023.

Director Compensation

Synaptogenix reimburses its directors for all reasonable out-of-pocket expenses incurred in connection with their attendance at meetings of the Board. On March 29, 2023, Synaptogenix adopted a new non-employee director compensation policy (the “Director Compensation Policy”). The Director Compensation Policy provides for the annual automatic grant of nonqualified stock options to purchase up to 800 shares of Synaptogenix’s Common Stock to each of Synaptogenix’s non-employee directors. Such grants shall occur annually on the fifth business day after the filing of Synaptogenix’s Annual Report on Form 10-K and shall vest on the one-year anniversary from the date of grant subject to the director’s continued service on the Board on the vesting date. The Director Compensation Policy also provides for the automatic grant of nonqualified stock options to purchase up to 800 shares of Synaptogenix’s Common Stock to each newly appointed director following the date of his or her appointment. Such options shall vest as follows: fifty percent (50%) on the date of the grant, twenty-five percent (25%) on the one-year anniversary from the date of the grant, and twenty-five percent (25%) on the second-year anniversary from the date of the grant, subject to the director’s continued service on the Board on the applicable vesting dates. Each non-employee director will also receive an annual retainer: $120,000 for the Chairman of the Board, $100,000 for the Vice Chairman of the Board and $60,000 for each other non-employee board member.

The following table provides information concerning the compensation of Synaptogenix’s directors for the year ended December 31, 2024.

				Non-equity
	Fees			incentive	Non-qualified
	earned			plan	deferred	All other
	or paid	Stock	Option	compensation	compensation	Compensation
Name	in cash ($)	awards ($)	awards ($)(1)	($)	earnings ($)	($)	Total ($)
Joshua Silverman (2)	340,000	—	3,760	—	—	—	343,760
William S. Singer (3)	150,000	—	3,760	—	—	—	153,760
Alan J. Tuchman (4)	—	—	—	—	—	—	—
Daniel Alkon (5)	—	—	—	—	—	—	—
Bruce T. Bernstein (6)	110,000	—	3,760	—	—	—	113,760
Jonathan L. Schechter(7)	110,000	—	3,760	—	—	—	113,760

(1)	These amounts represent the aggregate grant date fair value of options granted to each director in 2025 for services performed in 2024 computed in accordance with FASB ASC Topic 718.
(2)	Fees represent payments for consulting services provided by Mr. Silverman and compensation for his position as Chairman of the Board. Mr. Silverman had 5,910 option awards outstanding at December 31, 2024.
(3)	Mr. Singer had 5,010 option awards outstanding at December 31, 2024.
(4)	Dr. Tuchman’s compensation for 2024 is disclosed above in the Summary Compensation table.
(5)	Dr. Alkon’s compensation for 2024 is disclosed above in the Summary Compensation table.
(6)	Mr. Bernstein had 5,000 option awards outstanding at December 31, 2024.
(7)	Mr. Schechter had 4,793 option awards outstanding at December 31, 2024.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Security Ownership of Certain Beneficial Owners

The following table sets forth information with respect to the beneficial ownership of our Common Stock as of March 25, 2025, by (i) each stockholder known by us to be the beneficial owner of more than 5% of our Common Stock (our only class of voting securities), (ii) each of our directors and executive officers, and (iii) all of our directors and executive officers as a group. To the best of our knowledge, except as otherwise indicated, each of the persons named in the table has sole voting and investment power with respect to the shares of our Common Stock beneficially owned by such person, except to the extent such power may be shared with a spouse. To our knowledge, none of the shares listed below are held under a voting trust or similar agreement, except as noted.

	Common	Percent of
	Stock	Common Stock
	Beneficially	Beneficially
Name and Address of Beneficial Owner(1)	Owned	Owned(2)
More than 5% stockholders:
N/A
Directors and Named Executive Officers:
Daniel L. Alkon(3)	5,672	*	%
Bruce T. Bernstein(4)	6,103	*	%
Jonathan Schechter(5)	5,883	*	%
Joshua N. Silverman(6)	7,440	*	%
William S. Singer(7)	6,330	*	%
Alan J. Tuchman(8)	4,823	*	%
Robert Weinstein(9)	4,776	*	%
All current directors and executive officers as a group (7 persons)	41,026	2.89%

* Represents beneficial ownership of less than 1% of the outstanding shares.

(1)	Unless otherwise indicated, the business address for each stockholder listed is c/o Synaptogenix, Inc., 1185 Avenue of the Americas, 3rd Floor, New York, NY 10036.
(2)	Applicable percentage ownership is based on 1,389,815 shares of our Common Stock outstanding, together with securities exercisable or convertible into shares of our Common Stock within 60 days of March 25, 2025 for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. The shares issuable pursuant to the exercise or conversion of such securities are deemed outstanding for the purpose of computing the percentage of ownership of the security holder, but are not treated as outstanding for the purpose of computing the percentage of ownership of any other person.
(3)	Consists of 1,422 shares of Common Stock and options to purchase 4,250 shares of Common Stock that are exercisable within 60 days of March 25, 2025.
(4)	Consists of 1,103 shares of Common Stock and options to purchase 5,000 shares of Common Stock that are exercisable within 60 days of March 25, 2025.
(5)	Consists of 1,090 shares of Common Stock and options to purchase 4,793 shares of Common Stock that are exercisable within 60 days of March 25, 2025.
(6)	Consists of 1,530 shares of Common Stock and options to purchase 5,910 shares of Common Stock that are exercisable within 60 days of March 25, 2025.
(7)	Consists of 1,320 shares of Common Stock and options to purchase 5,010 shares of Common Stock that are exercisable within 60 days of March 25, 2025.

(8)	Consists of 1,320 shares of Common Stock and options to purchase 3,503 shares of Common Stock that are exercisable within 60 days of March 25, 2025.
(9)	Consists of 1,328 shares of Common Stock, warrants to purchase 3 shares of Common Stock that are exercisable within 60 days of March 25, 2025 and options to purchase 3,445 shares of Common Stock that are exercisable within 60 days of March 25, 2025.

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

Director Independence

See “Item 10. Directors, Executive Officers and Corporate Governance—Director Independence” and “Item 10. Directors, Executive Officers and Corporate Governance—Board Committees” above.

Item 14.Principal Accountant Fees and Services.

The Company engaged Morison Cogen LLP (“Morison”) as its independent auditors from August 16, 2022 to September 30, 2024. Morison resigned from its role as the Company’s independent registered public accounting firm on September 30, 2024, in conjunction with its exit from providing audit services to publicly traded companies. During the fiscal years ended December 31, 2023 and December 31, 2022 and the subsequent interim period through September 30, 2024, (i) there were no disagreements within the meaning of Item 304(a)(1)(iv) of Regulation S-K, between the Company and Morison on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, any of which that, if not resolved to Morison’s satisfaction, would have caused Morison to make reference to the subject matter of any such disagreement in connection with its reports for such years and interim period, and (ii) there were no reportable events within the meaning of Item 304(a)(1)(v) of Regulation S-K.

In October 2024, the Company engaged Stephano Slack LLC (“Stephano Slack”) as its independent registered public accounting firm. The following table presents fees for professional audit services rendered by Morison for the review of the Company’s interim financial statements for the interim quarterly periods ended March 31, June 30 and September 30, 2023 and the Company’s annual financial statements for the year ended December 31, 2023, as well as consent-related fees and fees for professional services rendered by Morison for their audit of the Company’s December 31, 2023 financial statements and review of the Company’s interim financial statements for the periods ended March 31, June 30 and September 30, 2024. Fees attributed to the year ended December 31, 2024 consisted of payments to both Morison and Stephano Slack of $145,007 and $33,596, respectively.

	2024	2023
Audit fees:	$178,603	$188,829
Audit related fees:	—	—
Tax fees:	—	—
All other fees:	—	—
Total	$178,603	$188,829

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

PART IV

Item 15.    Exhibits and Financial Statements Schedules.

The following documents are filed as part of this Annual Report on Form 10-K:

(a)(1) and (2) See “Index to Financial Statements and Financial Statement Schedules” at Item 8 to this Annual Report on Form 10-K. Other financial statement schedules have not been included because they are not applicable or the information is included in the financial statements or notes thereto.

(a)(3) Exhibits

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibit Number

3.1

Amended and Restated Certificate of Incorporation of Synaptogenix, Inc., dated as of December 7, 2020 (incorporated by reference from Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 10, 2020)

3.2	Bylaws of Synaptogenix, Inc. (incorporated by reference from Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 10, 2020)

3.3	Amendment to the Bylaws of Synaptogenix, Inc. (incorporated by reference from Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 28, 2022)

3.4

Certificate Of Designations of Series B Convertible Preferred Stock of Synaptogenix, Inc. (incorporated by reference from Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 22, 2022)

3.5

First Amendment to Certificate Of Designations of Series B Convertible Preferred Stock of Synaptogenix, Inc. (incorporated by reference from Exhibit 3.5 to the Registrant’s Annual Report on Form 10-K filed on March 21, 2023)

3.6

Second Amendment to Certificate Of Designations of Series B Convertible Preferred Stock of Synaptogenix, Inc. (incorporated by reference from Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q filed on May 15, 2023)

3.7

Third Amendment to Certificate of Designations of Series B Convertible Preferred Stock of Synaptogenix, Inc. (incorporated by reference from Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on September 9, 2024)

3.8

Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Synaptogenix, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on April 4, 2024)

3.9

Certificate Of Designations of Series C Convertible Preferred Stock of Synaptogenix, Inc. (incorporated by reference from Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 13, 2024)

4.1	Form of Series A Common Stock Warrant (incorporated by reference from Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1, filed with the SEC)

4.2	Form of Series B Common Stock Warrant (incorporated by reference from Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on October 9, 2020)

4.3	Form of Series C Common Stock Warrant (incorporated by reference from Exhibit 4.3 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on October 9, 2020)

4.4	Form of Series D Common Stock Warrant (incorporated by reference from Exhibit 4.4 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on October 9, 2020)

4.6	Form of Series F Warrant (incorporated by reference from Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 22, 2021)

4.7	Form of Series G Warrant (incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 16, 2021)

4.8	Form of Pre-Funded Warrant (incorporated by reference from Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 22, 2021)

4.9	Form of Pre-Funded Warrant (incorporated by reference from Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 16, 2021)

4.10	Form of Broker Warrant (incorporated by reference from Exhibit 4.4 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 22, 2021)

4.11	Form of Broker Warrant (incorporated by reference from Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 16, 2021)

4.12	Form of Warrant (incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 18, 2022)

4.13	Form of Warrant (incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 11, 2024)

10.1**

Separation and Distribution Agreement, dated as of December 6, 2020, by and between Neurotrope, Inc. and Synaptogenix, Inc. (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 10, 2020)

10.2

Tax Matter Agreement, dated as of December 6, 2020, by and between Neurotrope, Inc. and Synaptogenix, Inc. (incorporated by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 10, 2020)

10.3†

Offer Letter, dated as of December 7, 2020, by and between Alan J. Tuchman, Ph.D. and Synaptogenix, Inc. (incorporated by reference from Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 10, 2020)

10.4†

First Amendment to Offer Letter, dated as of August 4, 2022, by and between Alan J. Tuchman, Ph.D. and Synaptogenix, Inc. (incorporated by reference from Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 5, 2022)

10.5†

Second Amendment to Offer Letter, dated as of June 16, 2023, by and between Alan J. Tuchman, Ph.D. and Synaptogenix, Inc. (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 22, 2023)

10.6†

Third Amendment to Offer Letter, dated as of June 20, 2024, by and between Alan J. Tuchman, M.D. and Synaptogenix, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 12, 2024)

10.7†

Fourth Amendment to Offer Letter, dated as of December 16, 2024, by and between Alan J. Tuchman, M.D. and Synaptogenix, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on December 16, 2024)

10.8†	2020 Equity Incentive Plan of Synaptogenix, Inc. (incorporated by reference from Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 10, 2020)

10.9†	First Amendment to the Synaptogenix, Inc. 2020 Equity Incentive Plan (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 8, 2021)

10.10†

Second Amendment to the Synaptogenix, Inc. 2020 Equity Incentive Plan (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 13, 2022)

10.11†

Form of Stock Option Agreement under 2020 Equity Incentive Plan of Synaptogenix, Inc. (incorporated by reference from Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 10, 2020)

10.12†

Employment Agreement, dated as of October 1, 2013, between Neurotrope, Inc. and Robert Weinstein (assumed by Synaptogenix, Inc. on December 7, 2020) (incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on March 30, 2021)

10.13†	Non - employee Director Compensation Policy (incorporated by reference from Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 15, 2023)

10.14†

Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on March 30, 2021)

10.15

Amended and Restated Technology License and Services Agreement among Neurotrope BioScience, Inc., Blanchette Rockefeller Neurosciences Institute and NRV II, LLC, made as of February 4, 2015 (incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on March 30, 2021)

10.16

Amendment to Amended and Restated Technology License and Services Agreement among Neurotrope BioScience, Inc., Blanchette Rockefeller Neurosciences Institute and NRV II, LLC, dated November 12, 2015 (incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on March 30, 2021)

10.17

Second Amendment to the Amended and Restated Technology License by and between Neurotrope BioScience, Inc. and Cognitive Research Enterprises, Inc., dated November 29, 2018 (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on March 30, 2021)

10.18†

Services Agreement between Neurotrope BioScience, Inc. and Worldwide Clinical Trials, Inc., dated October 9, 2015 (incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on March 30, 2021)

10.19†

Services Agreement by and between Neurotrope, Inc. and Worldwide Clinical Trials, Inc., dated as of May 4, 2018 (assumed by Synaptogenix, Inc. on December 7, 2020) (incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on March 30, 2021)

10.20

Securities Purchase Agreement, dated January 21, 2021, by and among Synaptogenix, Inc. and the Buyers signatory thereto (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on January 22, 2021)

10.21

Securities Purchase Agreement, dated June 14, 2021, by and among Synaptogenix, Inc. and the Buyers signatory thereto (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on June 16, 2021)

10.22

Securities Purchase Agreement, dated November 17, 2022, by and among Synaptogenix, Inc. and the investors named therein (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 18, 2022)

10.23

Securities Purchase Agreement, dated as of September 10, 2024, by and among Synaptogenix, Inc. and the investors named therein (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 10, 2024)

10.24

Registration Rights Agreement, dated January 21, 2021, by and among Synaptogenix, Inc. and the Buyers signatory thereto (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on January 22, 2021)

10.25

Registration Rights Agreement, dated June 14, 2021, by and among Synaptogenix, Inc. and the Buyers signatory thereto (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on June 16, 2021)

10.26

Registration Rights Agreement, dated November 17, 2022, by and among Synaptogenix, Inc. and the buyers named therein (incorporated by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 18, 2022)

10.27

Registration Rights Agreement, dated as of September 10, 2024, by and among Synaptogenix, Inc. and the investors named therein (incorporated by reference from Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the SEC on September 11, 2024)

10.28

Engagement Letter, dated January 20, 2021, by and between Synaptogenix, Inc. and Katalyst Securities LLC (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K, filed on January 22, 2021)

10.29

Engagement Letter, dated June 14, 2021, by and between Synaptogenix, Inc. and Katalyst Securities LLC (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K, filed on June 16, 2021)

10.30

Engagement Letter, dated November 17, 2022, by and between Synaptogenix, Inc. and Katalyst Securities LLC (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K, filed on November 18, 2022)

10.31

Engagement Letter, dated September 10, 2024, by and between Synaptogenix, Inc. and GP Nurmenkari Inc. (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on September 11, 2024)

10.32

Placement Agency Agreement, dated January 21, 2021, by and between Synaptogenix, Inc., and GP Nurmenkari Inc. (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K, filed on January 22, 2021)

10.33

Consulting Agreement, dated December 16, 2024, by and between the Company and Dr. Daniel L. Alkon, M.D. (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on December 20, 2024)

19.1	Synaptogenix, Inc. Insider Trading Policy (incorporated by reference from Exhibit 19.1 to the Registrant’s Annual Report on Form 10-K filed with the SEC on April 1, 2024)

21.1	Subsidiaries of the Company (incorporated by reference from Exhibit 21.1 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on February 8, 2021)

23.1*	Consent of Morison Cogen LLP

23.2*	Consent of Stephano Slack LLC

31.1*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive Officer

31.2*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Financial and Accounting Officer

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

97.1	Synaptogenix, Inc. Clawback Policy (incorporated by reference from Exhibit 97.1 to the Registrant’s Annual Report on Form 10-K filed with the SEC on April 1, 2024)

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)

*	Filed herewith.
**	Schedules and exhibits omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant will furnish a copy of any omitted schedule or exhibit as a supplement to the SEC or its staff upon request.
†	Management contract or compensatory plan or arrangement.
+	Certain confidential portions of this Exhibit were omitted because the identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, thereunto duly authorized in the City of New York, New York, on March 27, 2025.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Alan J. Tuchman, M.D.	Chief Executive Officer and Director	March 27, 2025
Alan J. Tuchman, M.D.	(Principal Executive Officer)

/s/ Robert Weinstein	Chief Financial Officer	March 27, 2025
Robert Weinstein	(Principal Financial and Principal Accounting Officer)

/s/ Joshua N. Silverman	Director and Chairman of the Board	March 27, 2025
Joshua N. Silverman

/s/ William S. Singer	Director and Vice-Chairman of the Board	March 27, 2025
William S. Singer

/s/ Bruce T. Bernstein	Director	March 27, 2025
Bruce T. Bernstein

/s/ Jonathan L. Schechter	Director	March 27, 2025
Jonathan L. Schechter

/s/ Daniel Alkon, M.D.	Director	March 27, 2025
Daniel Alkon, M.D.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Synaptogenix, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Synaptogenix, Inc. (the Company) as of December 31, 2024 and the related statements of comprehensive loss, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Stephano Slack LLC (PCAOB ID#03523)

We have served as the Company’s auditor since 2024.

Wayne, Pennsylvania

March 27, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Synaptogenix, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Synaptogenix, Inc. (the Company) as of December 31, 2023 and the related statements of comprehensive loss, stockholders’ equity, and cash flows for the year ended December 31, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Morison Cogen LLP (00536)

We served as the Company’s auditor from 2022 to 2024.

Blue Bell, Pennsylvania
April 1, 2024

SYNAPTOGENIX, INC.

BALANCE SHEETS

	December 31,	December 31,
	2024	2023
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$17,656,221	$28,661,498
Prepaid Clinical trial expenses	—	375,085
Available for sale debt security	—	1,438,500
Prepaid expenses and other current assets	64,633	57,677

TOTAL CURRENT ASSETS	17,720,854	30,532,760

Equity method investment	—	562,402

Fixed assets, net of accumulated depreciation	12,925	18,505

TOTAL ASSETS	$17,733,779	$31,113,667

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$317,287	$444,633
Accrued expenses	696,980	435,891
Accrued Convertible Preferred payments payable	—	3,395,945

TOTAL CURRENT LIABILITIES	1,014,267	4,276,469

Warrant liability	3,766,000	140,000
Derivative liability	6,177,000	1,113,000

TOTAL LIABILITIES	10,957,267	5,529,469

Commitments and contingencies

Series B Convertible redeemable preferred stock, $.0001 par value and $1,000 face value, 1,000,000 shares authorized;
0 and 6,000 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively.
Liquidation preference of $0 plus dividends accrued at 7% per annum of $0 as of December 31, 2024.	—	1,236,940
Series C Convertible redeemable preferred stock, $.0001 par value and $1,000 face value, 1,000,000 shares authorized;
4,285 and 0 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively.
Liquidation preference of $4,285,000 plus dividends accrued at 5% per annum of $35,708 as of December 31, 2024.	912,830	—
STOCKHOLDERS’ EQUITY
Common stock - 150,000,000 shares authorized, $0.0001 par value; 1,357,165 shares issued and outstanding as of December 31, 2024 and 963,489 shares issued and outstanding as of December 31, 2023.*	137	96
Additional paid-in capital	53,027,049	57,957,008
Accumulated other comprehensive income	5,702	902
Accumulated deficit	(47,169,206)	(33,610,748)

TOTAL STOCKHOLDERS’ EQUITY	5,863,682	24,347,258

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$17,733,779	$31,113,667

The accompanying notes are an integral part of these financial statements.

SYNAPTOGENIX, INC.

STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended	Year Ended
	December 31,	December 31,
	2024	2023
OPERATING EXPENSES:
Research and development	$1,598,722	$1,974,924
General and administrative	5,212,010	6,338,930
TOTAL OPERATING EXPENSES	6,810,732	8,313,854

OTHER INCOME (LOSS):
Interest income	1,275,885	1,648,950
Share of net loss in equity investment	(44,525)	—
Loss on write-off of available for debt security	(2,443,300)	—
Loss on write-off of equity investment	(517,877)	—
Warrant issuance cost	(618,375)	—
Loss on issuance of Series C Preferred Stock	(3,812,625)	—
Change in fair value of warrant liability	(829,000)	1,370,000
Change in fair value of derivative liability	1,032,000	(743,600)
TOTAL OTHER INCOME (LOSS)	(5,957,817)	2,275,350

Net loss (income) before income taxes	12,768,549	6,038,504

Provision for income taxes	—	—

Net loss	12,768,549	6,038,504

Preferred Stock dividends	789,909	2,047,774
Deemed dividend-preferred stock extinguishment	—	5,693,000

Net Loss attributable to common stockholders	$13,558,458	$13,779,278

Change in fair value of available for sale debt security	4,800	(902)

Net comprehensive loss	$13,553,658	$13,778,376

PER SHARE DATA:

Basic and diluted loss per common share *	$10.99	$29.56

Basic and diluted weighted average common shares outstanding *	1,233,700	466,100

The accompanying notes are an integral part of these financial statements.

SYNAPTOGENIX, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Year Ended December 31, 2023
							Additional
	Series B Preferred Stock		Series C Preferred Stock		Common Stock		Paid-In	Accumulated	Accumulated Other
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Comprehensive Income	Total

Balance January 1, 2023	15,000	$2,721,723	—	$—	290,485	$29	$52,524,461	$(19,831,517)	$—	$32,692,973

Stock based compensation	—	—	—	—	—	—	1,009,325	—	—	1,009,325

Issuance of common stock for consulting fees	—	—	—	—	5,096	1	117,999	—	—	118,000

Accrued preferred stock dividends	—	—	—	—	—	—	—	—	—	—

Preferred stock dividends paid	—	1,022,149	—	—	—	—	—	(1,022,149)	—	(1,022,149)

Reclassification of accrued dividends upon probable redemption of preferred stock	—	165,375	—	—	—	—	—	—	—	—

Deemed dividends on preferred stock	—	140,374	—	—	81,901	8	815,363	(1,025,578)	—	(210,207)

Deemed dividend - preferred stock extinguishment	—	—	—	—	—	—	5,693,000	(5,693,000)	—	—

Preferred stock redemptions and conversions	(6,000)	(6,783,704)	—	—	585,907	58	5,163,828	—	—	5,163,886

Accrual of preferred stock and dividend redemption	(3,000)	(3,395,945)	—	—	—	—	—	—	—	—

Preferred stock accretion	—	7,366,968	—	—	—	—	(7,366,968)	—	—	(7,366,968)

Change in fair value of convertible note receivable - investment in debt security	—	—	—	—	—	—	—	—	902	902

Net loss	—	—	—	—	—	—	—	(6,038,504)	—	(6,038,504)

Balance December 31, 2023	6,000	$1,236,940	—	$—	963,389	$96	$57,957,008	$(33,610,748)	$902	$24,347,258

	Year Ended December 31, 2024
							Additional
	Series B Preferred Stock		Series C Preferred Stock		Common Stock		Paid-In	Accumulated	Accumulated Other
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Comprehensive Income	Total

Balance January 1, 2024	6,000	$1,236,940	—	$—	963,389	$96	$57,957,008	$(33,610,748)	$902	$24,347,258

Stock based compensation	—	—	—	—	—	—	25,407	—	—	25,407

Issuance of preferred stock	—	—	5,000	—	—	—	—	—	—	—

Issuance of common stock for consulting fees	—	—	—	—	19,557	3	117,998	—	—	118,001

Preferred stock dividends	—	396,640	—	69,736	—	—	—	(466,376)	—	(466,376)

Deemed dividends on preferred stock	—	271,086	—	52,447	—	—	—	(323,533)	—	(323,533)

Preferred stock redemptions and conversions	(6,000)	(6,815,978)	(715)	(801,694)	374,219	38	1,430,289	—	—	1,430,327

Accrual of preferred stock and dividend redemption	—	—	—	—	—	—	—	—	—	—

Preferred stock accretion	—	4,911,312	—	1,592,341	—	—	(6,503,653)	—	—	(6,503,653)

Comprehensive income (loss)	—	—	—	—	—	—	—	—	4,800	4,800

Net loss	—	—	—	—	—	—	—	(12,768,549)	—	(12,768,549)

Balance December 31, 2024	—	$—	4,285	$912,830	1,357,165	$137	$53,027,049	$(47,169,206)	$5,702	$5,863,682

The accompanying notes are an integral part of these financial statements.

SYNAPTOGENIX, INC.

STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	December 31, 2024	December 31, 2023
CASH FLOW USED IN OPERATING ACTIVITIES
Net loss	$(12,768,549)	$(6,038,504)
Adjustments to reconcile net loss to net cash used by operating activities
Stock based compensation	25,407	1,009,325
Warrant issuance cost	618,375	—
Loss on issuance of Series C Converetible Preferred Stock	3,812,625	—
Change in fair value of warrant liability	829,000	(1,370,000)
Change in fair value of derivative liability	(1,032,000)	743,600
Share of net loss in equity investment	44,525	—
Loss on write-off of available for debt security	2,443,300	—
Loss on write-off of equity investment	517,877	—
Consulting services paid by issuance of common stock	118,001	118,000
Depreciation expense	5,580	6,347
Change in assets and liabilities:
Decrease in prepaid expenses and other current assets	368,128	674,419
Decrease in accounts payable	(127,346)	(215,573)
Increase (decrease) in accrued expenses	261,089	(100,823)
	7,884,561	865,295

Net Cash Used in Operating Activities	(4,883,988)	(5,173,209)

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchase of equity method investment	—	(562,402)
Purchase of available for sale debt security	(1,000,000)	(1,437,598)
Purchase of fixed assets	—	(2,707)

Net Cash Used in Investing Activities	(1,000,000)	(2,002,707)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of Series C Convertible Preferred Stock	4,463,000	—
Redemption of Series B Convertible Preferred Stock	(7,831,677)	(1,000,000)
Redemption of Series C Convertible Preferred Stock	(801,694)	—
Dividends on Series B Convertible Preferred Stock	(950,918)	(641,066)

Net Cash Used in Financing Activities	(5,121,289)	(1,641,066)

NET DECREASE IN CASH AND EQUIVALENTS	(11,005,277)	(8,816,982)

CASH AND EQUIVALENTS AT BEGINNING OF YEAR	28,661,498	37,478,480

CASH AND EQUIVALENTS AT END OF YEAR	$17,656,221	$28,661,498

DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of Common Stock for Series B Convertible Preferred Stock installment conversions	$1,430,327	$5,979,257
Accretion of Series B Convertible Preferred Stock to redemption value	$4,911,312	$7,366,968
Accretion of Series C Convertible Preferred Stock to redemption vaule	$1,592,341	$—
Deemed dividend for Series B Convertible Preferred Stock modification	$—	$5,693,000
Accrual of Series B Convertible Preferred Stock and Dividend Redemption	$—	$3,395,945
Warrant liability upon issuance of Series C Convertible Preferred stock	$2,797,000	$—
Derivative liability upon issuance of Series C Convertible Preferred stock	$6,096,000	$—

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

Recent Developments

Exploring Strategic Alternatives

In December 2024, we announced via press release that the board of directors of the Company (the “Board”) had formed an independent special committee (the “Special Committee”) to explore strategic opportunities to create and enhance value for investors, including promising drug development platforms and/or compelling new technologies and services. Management has reviewed the Company’s financial position and has concluded that the Company’s continuing financial strength offset by anticipated future burn rate and publicly traded stock as currency allows the Special Committee to have the resources to continue evaluating potential strategic opportunities.

Reverse Stock Split

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

Liquidity Uncertainties

As of December 31, 2024, the Company had approximately $17.7 million in cash and cash equivalents as compared to $28.7 million at December 31, 2023. The Company expects that its current cash and cash equivalents, approximately $15 million as of the date of this Annual Report, will be sufficient to support its projected operating requirements and financial commitments for at least the next 12 months from this date. The operating requirements include the current development plans for Bryostatin-1, our novel drug candidate targeting the activation of Protein Kinase C Epsilon and other development projects. The financial commitments include the potential redemption of the Series C Convertible Preferred Stock for cash.

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

Comprehensive Income (Loss):

The Company follows Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC 220”) in reporting comprehensive income (loss). Comprehensive income (loss) is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income (loss). Since the Company has items of other comprehensive income (loss), comprehensive income has been reflected in the Company’s financial statements.

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

As all potentially dilutive securities are anti-dilutive as of December 31, 2024 and 2023, diluted net loss per share is the same as basic net loss per share for the years ended December 31, 2024 and 2023.

The weighted average dilutive securities that have been excluded from the calculation of diluted net loss per share for the years ended December 31, 2024 and 2023 respectively, because to do so would be anti-dilutive (in common equivalent shares), are as follows:

	December 31, 2024	December 31, 2023
Common stock warrants	694,585	287,197
Common stock options	32,008	28,903
Convertible Preferred Stock	350,264	48,495
Total	1,076,857	364,595

Cash and Cash Equivalents and Concentration of Credit Risk:

The Company considers all highly liquid cash investments with an original maturity of three months or less when purchased to be cash equivalents. At December 31, 2024, the Company’s cash balances that exceed the current insured amounts under the Federal Deposit Insurance Corporation (“FDIC”) were approximately $0.97 million. In addition, approximately $16.8 million included in cash and cash equivalents were invested in a money market fund, which is not insured under the FDIC.

Investment in Debt Securities

The Company’s convertible note receivable was determined to be an available-for-sale debt security under Accounting Standards Codification (“ASC”) 320, Investments, which was initially recorded at fair value with unrealized holding gains and losses reported in other comprehensive income at each reporting period. The Company estimates the fair value of the convertible note receivable using the income approach, which uses as inputs the fair value of debtor’s common stock and estimates for the equity volatility and volume volatility of debtor’s common stock, the time to expiration of the convertible note, the discount rate, the stated interest rate compared to the current market rate, the risk-free interest rate for a period that approximates the time to expiration, and probability of default. Therefore, the estimate of expected future volatility is based on the actual volatility of debtor’s common stock and historical volatility of debtor’s common stock utilizing a lookback period consistent with the time to expiration. The time to expiration is based on the contractual maturity date. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of measurement for time periods approximately equal to the time to expiration. Probability of default is estimated using the S&P Global default rate for companies with a similar credit rating to debtors.

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

Fixed Assets and Leases:

The Company has one lease which has a term of one year during the respective reporting periods. The Company has deemed the lease immaterial and has not recorded it as an obligation on the balance sheet nor a right-of-use asset. The total future expense relating to these leases is approximately $64,000 per year.

Fixed assets are stated at cost less accumulated depreciation. Depreciation is computed on a straight line basis over the estimated useful life of the asset, which is deemed to be between three and ten years.

Research and Development Costs:

All research and development costs, including costs to maintain or expand the Company’s patent portfolio licensed from CRE are expensed when incurred. Non-refundable advance payments for research and development are capitalized because the right to receive those services represents an economic benefit. Such capitalized advances will be expensed when the services occur, and the economic benefit is realized. There were no capitalized research and development services, other than non-refundable advance payments as mentioned below, for The Cleveland Clinic Foundation (“Cleveland Clinic”), at December 31, 2024 and December 31, 2023.

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

The Company had federal operating loss carryforwards for income tax purposes of approximately $103.3 million for the period from October 31, 2012 (inception) through December 31, 2024. The net operating loss carryforwards resulted in Federal and state deferred tax assets of approximately $33.0 million at December 31, 2024. Income tax effects of share-based payments are recognized in the financial statements for those awards that will normally result in tax deductions under existing tax law. However, the deferred tax asset is offset by a full valuation allowance.

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

A reconciliation of the Company’s statutory income tax rate to the Company’s effective income tax rate is as follows:

	For the year ended December 31,
	2024	2023
Loss from continuing operations before taxes on income	$(12,768,549)	$(6,038,504)
Tax rate	21%	21%
Computed “expected” tax benefit	(2,681,395)	(1,268,086)
State taxes, net of federal income tax benefit	(606,371)	(341,003)
Change in fair value of warrant and derivative liabilities	89,774	(126,475)
Loss on Series C Preferred Stock	800,651	—
Change in valuation allowance	2,779,381	3,892,572
Deferred Rate Change	(272,056)	—
Other adjustments	—	6,115
Return to provision	(109,983)	(2,163,122)
Income tax expense (benefit) attributable to continuing operations	$—	$—

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2024 and 2023 are as follows:

	For the year ended December 31,
	2024	2023
Net operating loss carryforward	29,153,925	26,635,550
Stock-based compensation	2,135,087	1,978,436
Depreciation	330	16
Accrued Bonus	73,086	—
Capitalized research costs	1,652,601	1,621,646
Net deferred income tax assets	33,015,029	30,235,648
Less:
Valuation Allowance	(33,015,029)	(30,235,648)
Net deferred income tax assets	—	—

Recently Adopted Accounting Pronouncements:

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities to disclose significant segment expenses and other segment items on an interim and annual basis, and provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. The ASU does not change how a public entity identifies its operating segments, aggregates them, or applies the quantitative threshold to determine its reportable segments. The new disclosure requirements are also applicable to entities that account and report as a single operating segment entity. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. The Company adopted the guidance for the annual reporting period ended December 31, 2024. There was no impact on the Company’s reportable segments identified and additional required disclosures have been included in Note 18, Segment Reporting.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures which requires public entities to disclose specific categories in the effective tax rate reconciliation, as well as expanded disclosures on income taxes paid by jurisdictions. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact related to the adoption of ASU 2023-09 on its financial statement disclosures.

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (Topic 220), which requires disclosure in the notes to financial statements about specific types of expenses included in the expense captions presented on the face of the statement of operations. The requirements of the ASU are effective for annual periods beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The requirements will be applied prospectively with the option for retrospective application. The Company is currently evaluating the impact related to the adoption of ASU 2024-03 on its financial statement disclosures.

Note 3– Collaborative Agreements and Commitments:

Stanford License Agreements

On May 12, 2014, the Company entered into a license agreement (the “Stanford Agreement”) with The Board of Trustees of The Leland Stanford Junior University (“Stanford”), pursuant to which Stanford has granted to the Company a revenue-bearing, world-wide right and exclusive license, with the right to grant sublicenses (on certain conditions), under certain patent rights and related technology for the use of bryostatin structural derivatives, known as “bryologs,” for use in the treatment of central nervous system disorders, lysosomal storage diseases, stroke, cardio protection and traumatic brain injury, for the life of the licensed patents. The Company is required to use commercially reasonable efforts to develop, manufacture and sell products (“Licensed Products”) in the Licensed Field of Use (as defined in the Stanford Agreement) during the term of the licensing agreement which expires upon the termination of the last valid claim of any licensed patent under this agreement. In addition, the Company must meet specific product development milestones, and upon meeting such milestones, make specific milestone payments to Stanford. The Company must also pay Stanford royalties of 3% of net sales, if any, of Licensed Products (as defined in the Stanford Agreement) and milestone payments of up to $3.7 million dependent upon stage of product development. As of December 31, 2024, no royalties nor milestone payments have been required.

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

Cleveland Clinic

On February 23, 2022, the Company announced its collaboration with the Cleveland Clinic to pursue possible treatments for Multiple Sclerosis (“MS”), and on July 19, 2023, the Company announced that it had entered into an agreement with the Cleveland Clinic to conduct a Phase 1 trial of Bryostatin-1 in MS. Pursuant to the agreement, the Cleveland Clinic was obligated to manage the clinical trial’s implementation, including the IND submission to the FDA which was filed during the fourth quarter of 2023 and future patient enrollment upon approval of the IND submission. The total estimated costs associated with this collaboration are approximately $2.0 million. As of December 31, 2024, the Company has paid or incurred costs with the Cleveland Clinic of approximately $528,000.

In December 2024, the Company announced via press release the termination of its agreement with the Cleveland Clinic due to the slow pace of enrollment in the Phase 1 clinical trial. The termination of the agreement was one of various actions authorized by the Board, designed to reduce cash burn rate.

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

The Company’s investment in the Preferred Shares represents an investment in an equity security in accordance with ASC 320. The Preferred Shares are convertible at any time after the date of issuance, automatically upon a payment default, an IPO, or the written consent of the holders of a majority of the Preferred Shares. The conversion price is subject to traditional anti-dilution adjustments. The Company will account for its investment in Cannasoul’s Preferred Shares under the equity method of accounting as it was determined the Company has significant influence over Cannasoul based on its board representation and other veto rights per ASC 323-10-15-6 to 8. The Company has elected to record the equity in earnings of the equity method investment on a three-month lag which is recognized in other comprehensive income. As a result, the Company recorded a loss on its equity method investment of $44,525 and $0 during the years ended December 31, 2024 and 2023, respectively.

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

As of December 31, 2024, Cannasoul had achieved two Milestones and accordingly the Company purchased two Milestone Convertible Notes for an aggregate of $500,000 and $500,000, respectively, in January and June 2024.

Below is a summary of activity for the Milestone Convertible Notes as of December 31, 2024:

Balance of Initial Convertible Note as of January 1, 2023	$—
Issued	1,438,500
Balance of Initial Convertible Note as of December 31, 2023	1,438,500
Issued	1,000,000
Write-off of investment	(2,438,500)
Balance of Initial Convertible Note as of December 31, 2024	$—

As of the filing of this 10-K report, Cannasoul has shut down operations and retains investments in several early, development-stage companies that are deemed to also have no value. As a result, the Company was written off its debt and equity investments in Cannasoul.

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

After Neurotrope’s initial Series A Stock financing, the CRE License Agreement required the Company to enter into scope of work agreements with CRE as the preferred service provider for any research and development services or other related scientific assistance and support services. There were no such statements of work agreements entered into during the years ended December 31, 2024 and 2023, respectively.

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

Note 4 – Related Party Transactions:

Related Party Agreements

On August 4, 2016, Neurotrope, Inc. entered into a consulting agreement with SM Capital Management, LLC (“SMCM”), a limited liability company owned and controlled by the Company’s Chairman of the Board, Mr. Joshua N. Silverman (the “Consulting Agreement”). Pursuant to the Consulting Agreement, SMCM shall provide consulting services which shall include, but not be limited to, providing business development, financial communications, and management transition services, for a one-year period, subject to annual review thereafter. SMCM’s annual consulting fee is $120,000, payable by the Company in monthly installments of $10,000. This contract was assigned to Synaptogenix, Inc. as of December 1, 2020. For the years ended December 31, 2024 and 2023, $120,000 is reflected in the Company’s statements of comprehensive loss, respectively, pursuant to the Consulting Agreement.

Note 5 – Other Commitments:

Clinical Trial Services Agreements

On July 23, 2020, the Company entered into the 2020 Services Agreement with WCT. The 2020 Services Agreement relates to services for the ongoing Phase 2 clinical trial assessing the safety, tolerability, and long-term efficacy of Bryostatin-1 in the treatment of moderately severe AD subjects not receiving memantine treatment (the “2020 Study”). On January 22, 2022, the Company executed a change order with WCT to accelerate trial subject recruitment for which costs totaled approximately $1.4 million. In addition, on February 10, 2022, the Company signed an additional agreement with a third-party vendor to assist with the increased trial recruitment retention with costs totaling approximately $1.0 million which was subsequently canceled with no charges incurred by the Company. In addition, on September 11, 2023, the Company signed an agreement with WCT to assist with documenting the trial results which costs totaled approximately $300,000. The updated total estimated budget for the current trial services, including pass-through costs, was approximately $11.3 million. As noted below, the Company was granted a $2.7 million award from the National Institutes of Health, which award was used to support the Phase 2 Study, resulting in an estimated net budgeted cost of the Phase 2 Study to Neurotrope of $9.3 million. The Company may terminate the 2020 Services Agreement without cause upon 60 days’ prior written notice.

The Company was awarded a $2.7 million grant from the NIH, which will be used to support the 2020 Study, resulting in an estimated net budgeted cost of the 2020 Study to the Company of $8.3 million. The NIH grant provided for funds in the first year, which began in April 2020, of approximately $1.0 million and funding in year two, which began April 2021, of approximately $1.7 million. As of February 22, 2022, virtually all the NIH grant had been received and offset against the clinical trial costs. The Company incurred approximately $11.2 million of cumulative expenses associated with the current Phase 2 clinical trial as of December 31, 2023. Of the total $11.2 million incurred for the trial as of December 31, 2024, approximately $0 and $560,000 is reflected in the statement of comprehensive loss for the years ended December 31, 2024 and 2023, respectively.

Employment Agreements

On December 7, 2020, the Company entered into an offer letter (the “Offer Letter”) with Alan J. Tuchman, M.D., pursuant to which Dr. Tuchman agreed to serve as the Company’s Chief Executive Officer, commencing on December 7, 2020. In addition, in connection with his appointment as the Company’s Chief Executive Officer, Dr. Tuchman was appointed to the board of directors of the Company. Dr. Tuchman receives an annual base salary of $222,000, with an annual discretionary bonus of up to 50% of his base salary then in effect. The term of Dr. Tuchman’s employment pursuant to the Offer Letter is one year, which shall be extended automatically for six - month periods unless either party gives timely written notice. On June 20, 2024, the Company entered into a third amendment to the Offer Letter to extend the term of Dr. Tuchman’s employment through December 7, 2024. with automatic monthly renewals thereafter unless earlier terminated by either party. In November 2024, the Company’s Board of Directors amended Dr. Tuchman’s base salary to $12,500 per month, effective January 1, 2025. Pursuant to the Offer Letter, if Dr. Tuchman is terminated without cause, Dr. Tuchman shall be entitled to severance equal to six months of Dr. Tuchman’s annual base salary, payable in the form of a salary continuation over the six-month period following his termination.

See Notes 3 and 4 for Collaboration and License Agreement related commitments.

Contingencies

Pursuant to the Separation Agreement and Tax Matters Agreement between the Company and its predecessor Neurotrope, Neurotrope agreed to indemnify Synaptogenix for certain liabilities. The Company agreed to indemnify Neurotrope for certain liabilities, in each case for uncapped amounts. Indemnities that the Company may be required to provide Neurotrope are not subject to any cap, may be significant and could negatively impact the Company’s business, particularly with respect to indemnities provided in the Tax Matters Agreement. Third parties could also seek to hold the Company responsible for any of the liabilities that Neurotrope has agreed to retain. Further, the indemnity from Neurotrope may not be sufficient to protect the Company against the full amount of such liabilities, and Neurotrope may not be able to fully satisfy its indemnification obligations. Moreover, even if the Company ultimately succeeds in recovering from Neurotrope any amounts for which the Company is held liable, the Company may be temporarily required to bear these losses ourselves. As of the reporting date, there are no claims relating to the indemnification agreement.

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

November 2022 Private Placement

On November 17, 2022, the Company entered into the November Purchase Agreement with the November Investors, pursuant to which we agreed to sell to the November Investors (i) an aggregate of 15,000 shares of Series B Preferred Stock and (ii) warrants to acquire up to an aggregate of 77,420 shares of Common Stock. The Company received total gross proceeds of approximately $15 million from the Series B Offering.

The Series B Preferred Stock matured on September 9, 2024, and no shares of Series B Preferred Stock remain outstanding. The terms of the Series B Preferred Stock were as set forth in the Certificate of Designations of Series B Convertible Preferred Stock (the “Series B Certificate of Designations”). The Company was required to redeem the Series B Preferred Stock in 15 equal monthly installments, commencing on June 1, 2023 and issued an aggregate of 1,042,027 shares of Common Stock to redeem the Series B Preferred Stock.

The holders of the Series B Preferred Stock were entitled to dividends of 7% per annum, compounded monthly, which were payable in cash or shares of Common Stock at our option, in accordance with the terms of the Series B Certificate of Designations.

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

The Series B Warrants are exercisable for Series B Warrant Shares at an initial exercise price of $2.8586 per share (as adjusted from time to time pursuant to the terms of the Series B Warrants, the “Series B Exercise Price”) and expire five years from the date of issuance. The Series B Exercise Price was reduced based upon the Reverse Stock Split and the Series C Private Placement (see below). The Series B Exercise Price is subject to customary adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustment, on a “full ratchet” basis, in the event of any issuances of Common Stock, or securities convertible, exercisable or exchangeable for Common Stock, at a price below the then-applicable Series B Exercise Price (subject to certain exceptions).

During the year ended December 31, 2024, the Company redeemed $6,000,000 of the Series B Preferred Stock and $396,640 of accrued dividends through a combination of cash through installment redemption and by issuing 374,219 shares of our Common Stock through installment conversions and proportionately relieved $4,911,312 of discount related to the redeemed Series B Preferred Stock. During the year ended December 31, 2024, the Company recognized a deemed dividend of $271,086 related to cash premiums.

During the year ended December 31, 2023, we redeemed $9,000,000 of the Series B Preferred Stock and $1,022,149 of accrued dividends through a combination of cash through installment redemption and by issuing 585,908 shares of our Common Stock through installment conversions and proportionately relieved $7,366,968 of discount related to the redeemed Series B Preferred Stock. During the year ended December 31, 2023, we recognized a deemed dividend of $140,374 related to cash premiums and true-up conversion shares in excess of the pre-amortization installment amounts and issued 81,901 shares of our Common Stock in satisfaction of the deemed dividend.

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

The holders of the Series C Preferred Shares are entitled to dividends of 5% per annum, compounded quarterly, which will be payable in cash. Upon the occurrence and during the continuance of a Triggering Event (as defined in the Series C Certificate of Designations), the Series C Preferred Shares will accrue dividends at the rate of 15% per annum. The holders of Series C Preferred Shares are entitled to vote with holders of the Common Stock as a single class on all matters that holders of Common Stock are entitled to vote upon, with the number of votes per Series C Preferred Share equal to the stated value of such Series C Preferred Share divided by the “Minimum Price” (as defined in Rule 5635 of the Listing Rules of the Nasdaq Stock Market) immediately prior to the date of the Series C Purchase Agreement.

Following the first anniversary of the initial issuance of the Series C Preferred Shares through the date that is ten calendar days thereafter, holders of Series C Preferred Shares may require the Company to redeem all or any portion of their Series C Preferred Shares in cash, pursuant to the terms set forth in the Series C Certificate of Designation.

Notwithstanding the foregoing, the Company’s ability to settle conversions is subject to certain limitations set forth in the Certificate of Designations, including a limit on the number of shares that may be issued until the time, if any, that the Company receives Nasdaq Stockholder Approval. The Company received Nasdaq Stockholder Approval of these matters at a meeting held on December 6, 2024. Further, the Series C Certificate of Designations contains a certain beneficial ownership limitation after giving effect to the issuance of shares of Common Stock issuable upon conversion of the Series C Certificate of Designations or Series C Warrants.

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

In connection with the Series C Purchase Agreement, on September 10, 2024, the Company and the Series C Investors entered into a Registration Rights Agreement, pursuant to which the Company was required to file a resale registration statement with the SEC to register for resale 200% of the Unregistered Conversion Shares and 200% of the Series C Warrant Shares. The Company filed a registration statement for the resale of such securities on October 10, 2024, which was declared effective by the SEC on October 21, 2024. The Company also agreed to other customary obligations regarding registration, including indemnification and maintenance of the effectiveness of the registration statement.

During the year ended December 31, 2024, the Company redeemed $715,000 of the Series C Preferred Stock and $34,247 of accrued dividends in cash through installment redemption and proportionately relieved $1,592,341 of discount related to the redeemed Series C Preferred Stock. During the year ended December 31, 2024, the Company recognized a deemed dividend of $52,447 related to cash premiums.

During January 2025, the Company redeemed $715,000 of the Series C Preferred Stock and $53,563 of accrued dividends in cash through installment redemption.

Accounting Treatment of November 2022 Private Placement

Series B Preferred Shares

Effective March 17, 2023, the Company filed the First CoD Amendment. The First CoD Amendment modified (i) the definition of Floor Price to mean the lower of (i) $1.25 and (ii) 20% of the “Minimum Price” (as defined in Rule 5635 of the Listing Rules of the Nasdaq Stock Market) on the date of receipt of Stockholder Approval (as defined in the Agreement), (ii) the definition of Installment Date to mean June 1, 2023, and thereafter, the first Trading Day of each calendar month immediately following the previous Installment Date until the Maturity Date, and the Maturity Date, and (iii) the definition of Maturity Date to mean August 31, 2023. In accordance with ASC 470-50 and 470-60, the Company has made an accounting policy election to account for amendments of the Series B Preferred Stock as modifications or extinguishments based on the change in fair value of the instrument immediately before and immediately after the amendment. The Company accounted for the First CoD Amendment as an extinguishment as the change in fair value of the Series B Preferred Stock was 34% (greater than ten percent (10%)) immediately before and immediately after. In accordance with ASC 260-10-S99-2, the Company recognized the $5.7 million increase in fair value as a deemed dividend on the statement of comprehensive loss.

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

During the year ended December 31, 2024 and 2023, the Company recorded a gain of approximately $1.1 million and a loss of approximately $(0.7) million, respectively, related to the change in fair value of the derivative liability which is recorded in other income (expense) on the statements of comprehensive loss.

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

During the years ended December 31, 2024 and 2023, the Company recorded a loss of approximately $170,000 and $1.4 million, respectively, related to the change in fair value of the warrant liability which is recorded in other income (expense) on the statements of comprehensive loss. The fair value of the Warrants of approximately $0.3 million was estimated at December 31, 2024 utilizing the Black Scholes Model using the following weighted average assumptions: dividend yield 0%; remaining term of 2.89 years; equity volatility of 115%; and a risk-free interest rate of 4.18%.

Accounting Treatment of September 2024 Private Placement

Series C Preferred Shares

The Series C Preferred Shares were determined to be more akin to a debt-like host than an equity-like host. The Company identified the following embedded features that are not clearly and closely related to the debt host instrument: 1) certain contingent redemption options and 2) variable share-settled installment conversions. These features were bundled together, assigned probabilities of being affected and measured at fair value. Subsequent changes in fair value of these features are recognized in the statements of comprehensive loss. The Company estimated the approximately $6.1 million fair value of the bifurcated embedded derivative at issuance using a discounted cash flow scenario model, with the following inputs: the fair value of our common stock of $2.85 on the issuance date, estimated equity volatility of 90.0%, the time to maturity of 1.57 years, the installment redemption premium of 107%, a market interest rate of 5.53%, a risk-free rate of 3.76%, and dividend rate of 5%. The fair value of the bifurcated derivative liability was estimated utilizing the with and without method which uses the probability weighted difference between the scenarios with the derivative and the plain vanilla maturity scenario without a derivative.

The discount to the fair value is included as a reduction to the carrying value of the Series C Preferred Shares. During 2024, the Company recorded a total discount of approximately $5 million upon issuance of the Series C Preferred Shares as the fair value of the liabilities required to be remeasured at fair value exceeded the gross proceeds. The Company recognized the excess of the fair value of the total of these liabilities over the proceeds received as a loss upon issuance of preferred stock of $3.8 million which is included in other income (expense) in the statements of comprehensive loss. Upon issuance it was deemed probable that the Series C Preferred Shares will be redeemed; the Company therefore recorded accretion expense of approximately $1.6 million during the year ended December 31, 2024 to adjust the Series C Preferred Shares to their redemption amount pursuant to ASC 480-10-S99-3A.

During the year ended December 31, 2024, the Company recorded a loss of $81,000 related to the change in fair value of the derivative liability corresponding to the Series C Preferred Shares which is recorded in other income (expense) on the statements of comprehensive loss. The Company estimated the approximately $6.2 million fair value of the bifurcated embedded derivative as of December 31, 2024 using a discounted cash flow scenario model, with the following inputs: the fair value of our common stock of $3.47 on the valuation date, estimated equity volatility of 90.0%, the time to maturity of 1.19 years, the installment redemption premium of 107%, a market interest rate of 6.13%, a risk-free rate of 4.1%, and dividend rate of 5%. The fair value of the bifurcated derivative liability was estimated utilizing the with and without method which uses the probability weighted difference between the scenarios with the derivative and the plain vanilla maturity scenario without a derivative.

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

The Series C Warrants were determined to be within the scope of ASC 480-10 as they are puttable to the Company at Holders’ election upon the occurrence of a Fundamental Transaction (as defined in the agreements). As such, the Company recorded the Series C Warrants as a liability at fair value with subsequent changes in fair value recognized in earnings. The Company utilized the Black Scholes Model to calculate the value of these warrants issued during the year ended December 31, 2024. The fair value of the Series C Warrants of approximately $2.8 million was estimated at the date of issuance using the following weighted average assumptions: dividend yield 0%; expected term of five years; equity volatility of 110%; and a risk-free interest rate of 3.41%.

Transaction costs incurred attributable to the issuance of the Warrants of $0.6 million, which includes the issuance date fair value of the Series C Broker Warrants of approximately $0.1 million, were immediately expensed in accordance with ASC 480.

During the year ended December 31, 2024, the Company recorded a loss of approximately $0.7 million related to the change in fair value of the warrant liability which is recorded in other income (expense) on the statements of comprehensive loss. The fair value of the Series C Warrants of approximately $3.5 million was estimated at December 31, 2024 utilizing the Black Scholes Model using the following weighted average assumptions: dividend yield 0%; remaining term of 4.7 years; equity volatility of 110%; and a risk-free interest rate of 4.27%.

Note 7 – Stock Based Compensation:

2020 Equity Incentive Plan

Upon completion of the Spin-Off, the Company’s 2020 Equity Incentive Plan (the “2020 Plan”) became effective on December 7, 2020. The total number of securities available for grant under the 2020 Plan was 10,000 shares of Common Stock, subject to adjustment. On April 7, 2021, the Company held a special meeting of stockholders (“Special Meeting”). At the Special Meeting, the Company’s stockholders approved an amendment to the Company’s 2020 Plan to increase the total number of shares of Common Stock from 10,000 to an aggregate of 25,000 shares of Common Stock. On October 11, 2022, the Company held its annual meeting of stockholders at which the Company’s stockholders approved an amendment to the Company’s 2020 Plan to increase the total number of shares of Common Stock authorized for issuance from 25,000 to an aggregate of 55,000 shares. On December 20, 2023, the Company held its annual meeting of stockholders at which time the Company’s stockholders approved an amendment to the Company’s 2020 Plan was amended to increase the total number of shares of Common Stock authorized for issuance from 55,000 to an aggregate of 4,175,000 shares.

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

Stock and Option Grants

The following is a summary of stock option activity under the stock option plans for the year ended December 31, 2024:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Number	Average	Contractual	Intrinsic
	of	Exercise	Term	Value
	Shares	Price	(Years)	(in millions)
Options outstanding at January 1, 2024	29,674	$153.75	8.6	$—
Options granted	3,200	$5.39	9.3	—
Less options forfeited	—	$—	—	—
Less options expired/cancelled	—	$—	—	—
Less options exercised	—	$—	—	—
Options outstanding at December 31, 2024	32,874	$139.27	7.8	$—
Options exercisable at December 31, 2024	29,674	$153.71	7.6	$—

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $3.02 for the Company’s common shares on December 31, 2024 and the closing stock price of $6.80 for the Company’s common shares on December 31, 2023.

As of December 31, 2024, the Company had unrecognized stock option expense of approximately $4,000 and have a remaining weighted average period for recognition of 0.27 years.

On March 29, 2023, the Company, pursuant to its 2020 Plan, granted stock options to four Board members to purchase an aggregate of 3,200 shares of common stock. The stock options have an exercise price of $21.75 per share and an expiration date of ten years and vest on the one-year anniversary from the date of the grant. The Company used the Black Scholes valuation method to determine the fair value of the options assuming the following: implied volatility of 123.92%, a risk-free interest rate of 3.66% and have a fair value of $59,763. The options are being expensed over the one-year vesting period from date of issuance.

On April 8, 2024, the Company, pursuant to its 2020 Plan, granted stock options to four Board members to purchase an aggregate of 3,200 shares of common stock. The stock options have an exercise price of $5.39 per share and an expiration date of ten years and vest on the one-year anniversary from the date of the grant. The Company used the Black Scholes valuation method to determine the fair value of the options assuming the following: implied volatility of 124.35%, a risk-free interest rate of 4.43% and have a fair value of $59,763. The options are being expensed over the one-year vesting period from date of issuance.

Director’s Compensation Policy

On March 29, 2023, the Company adopted an amended and restated non-employee director compensation policy (the “Director Compensation Policy”). The Director Compensation Policy provides for the annual automatic grant of nonqualified stock options to purchase up to 800 shares of Common Stock to each of the Company’s non-employee directors. Such grants shall occur annually on the fifth business day after the filing of our Annual Report on Form 10-K, if available under the Plan, and shall vest on the one-year anniversary from the date of grant, subject to the director’s continued service on the Board of Directors on the vesting date. Each newly appointed or elected director will also receive 20,000 options, and such options shall vest 50% on the grant date, 25% on the first anniversary of the grant date and 25% on the second anniversary of the grant date, subject to the director’s continued service on the Board of Directors on each vesting date.

The Company recorded total expense of $25,407 and $1,009,325 relating to all outstanding stock options for the year ended December 31, 2024 and 2023, respectively.

Restricted Stock Issuances

On January 8, 2024, the Company issued 14,641 shares of restricted stock to a consultant that was engaged to provide investor relations services with a total fair market value on date of issuance of $100,000, expensed upon issuance. On March 7, 2024, the Company issued 981 shares of restricted stock to a consultant that was engaged to provide investor relations services with a total fair market value on date of issuance of $4,500, expensed upon issuance. On June 7, 2024, the Company issued 1,079 shares of restricted stock to a consultant that was engaged to provide investor relations services with a total fair market value on date of issuance of $4,500, expensed upon issuance. On September 10, 2024, the Company issued 1,304 shares of restricted stock to a consultant that was engaged to provide investor relations services with a total fair market value on date of issuance of $4,500, expensed upon issuance. On December 9, 2024, the Company issued 1,552 shares of restricted stock to a consultant that was engaged to provide investor relations services with a total fair market value on date of issuance of $4,500, expensed upon issuance. On January 9, 2025, the Company issued 30,995 shares of restricted stock to a consultant that was engaged to provide investor relations services with a total fair market value on date of issuance of $100,000, expensed upon issuance. On March 14, 2025, the Company issued 1,655 shares of restricted stock to a consultant that was engaged to provide investor relations services with a total fair market value on date of issuance of $4,502, expensed upon issuance.

Stock Compensation Expense

Total stock-based compensation for the year ended December 31, 2024 was $25,407, of which $0 was classified as research and development expense and $25,407 was classified as general and administrative expense. Total stock-based compensation for the year ended December 31, 2023 was $1,009,325, of which $149,589 was classified as research and development expense and $859,736 was classified as general and administrative expense.

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

Note 8 – Common Stock Warrants:

Outstanding Warrants

As of December 31, 2024, the Company had warrants outstanding consisted of the following:

Number
of shares
Warrants outstanding January 1, 2024	287,436
Warrants issued	1,331,431
Warrants expired and canceled	(7,969)
Warrants exercised	—
Warrants outstanding December 31, 2024	1,610,898

As of December 31, 2024, the weighted average exercise price and the weighted average remaining life of the total warrants was $44.14 per warrant and 4.1 years, respectively. The intrinsic value of the warrants as of December 31, 2024 was approximately $92,000.

Note 9 - Fair Value Measurements

Fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management as of and during the years ended December 31, 2024 and 2023. The carrying amounts of cash equivalents, accounts receivable, other current assets, other assets, accounts payable, and accrued expenses approximated their fair values as of December 31, 2024 and 2023 due to their short-term nature. The fair value of the bifurcated embedded derivative related to the convertible preferred stock was estimated using a Monte Carlo simulation model, which uses as inputs the fair value of our common stock and estimates for the equity volatility and traded volume volatility of our common stock, the time to maturity of the convertible preferred stock, the risk-free interest rate for a period that approximates the time to maturity, dividend rate, a penalty dividend rate, and our probability of default. The fair value of the warrant liability was estimated using the Black Scholes Model which uses as inputs the following weighted average assumptions: dividend yield of 0% and 0%; expected term in years of 2.89 and 3.89; equity volatility of 115% and 115%; and risk-free interest rate of 4.18% and 3.93% for the years ended December 31, 2024 and 2023, respectively.

Fair Value on a Recurring Basis

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. The estimated fair value of the warrant liability and bifurcated embedded derivatives represent Level 3 measurements. The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at December 31, 2024 and 2023, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		December 31	December 31
Description:	Level	2024	2023
Assets:
Convertible note receivable (Note 3)	3	—	$1,438,500
Liabilities:
Warrant liability (Note 6)	3	$3,766,000	$140,000
Derivative liability (Note 6)	3	$6,177,000	$1,113,000

The following table sets forth a summary of the change in the fair value of the warrant liability that is measured at fair value on a recurring basis:

December 31, 2024
Balance on December 31, 2022	$1,510,000
Change in fair value of warrant liability	(1,370,000)
Balance on December 31, 2023	$140,000
Change in fair value of warrant liabilities Series B Preferred	170,000
Balance of warrant liabilities Series B Preferred	310,000
Warrant liabilities upon issuance of Series C Preferred	2,797,000
Change in fair value of warrant liabilities Series C Preferred	659,000
Balance on December 31, 2024	$3,766,000

The following table sets forth a summary of the change in the fair value of the bifurcated embedded derivative liability that is measured at fair value on a recurring basis:

December 31, 2024
Balance on December 31, 2022	$369,400
Change in fair value of bifurcated embedded derivative	(743,600)
Balance on December 31, 2023	$1,113,000
Change in fair value of derivative liability Series B Preferred	(1,113,000)
Balance of derivative liability Series B Preferred	—
Derivative liability upon issuance of Series C Preferred	6,096,000
Change in fair value of derivative liability Series C Preferred	81,000
Balance on December 31, 2024	$6,177,000

There were no fair value measurements on a non-recurring basis at December 31, 2024 and 2023.

Note 10 – Business Segments:

The Company operates in one business segment, which includes the business of research and development activities related to developing therapeutics for neurodegenerative diseases. The determination of a single business segment is consistent with the financial information regularly provided to the Company’s chief operating decision maker (“CODM”). The Company’s CODM is its Chief Executive Officer / Chief Medical Officer, in conjunction with its Chairman of the Board and Chief Scientific Officer, who reviews and evaluates net loss for purposes of assessing performance, making operating decisions, allocating resources, and planning and forecasting for future periods.

In addition to the significant expense categories included within net loss presented on the Company’s Statements of Operations, see below for disaggregated amounts that comprise research and development expenses:

	Year Ended December 31,
	2024	2023
External clinical development expenses	$1,164,680	$1,440,208
Personnel related and stock-based compensation	370,688	462,332
Other research and development expenses	63,354	72,384
Total research and development expenses	$1,598,722	$1,974,924