Form 10-Q
period 2025-03-31
Synaptogenix, Inc.
filed 2025-05-15
CIK 1571934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

As of May 14, 2025, there were 1,389,815 shares of the registrant’s common stock, $0.0001 par value per share, issued and outstanding.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements. These statements, identified by words such as “plan,” “anticipate,” “believe,” “estimate,” “should,” “expect” and similar expressions, include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, the significant length of time associated with drug development and related insufficient cash flows and resulting illiquidity, our patent portfolio, our inability to expand our business, significant government regulation of pharmaceuticals and the healthcare industry, lack of product diversification, availability of our raw materials, existing or increased competition, stock volatility and illiquidity, and our failure to implement our business plans or strategies. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. You should carefully review this report in its entirety, including but not limited to our financial statements and the notes thereto and the risks described in Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the Securities and Exchange Commission (the “SEC”) on March 27, 2025, as updated in our quarterly reports and current reports filed with the SEC from time to time. We advise you to carefully review the reports and documents we file from time to time with the SEC including our current reports on Form 8-K. Except for our ongoing obligations to disclose material information under securities laws, we undertake no obligation to publicly release any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

SYNAPTOGENIX, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2025	2024
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$14,833,263	$17,656,221
Prepaid expenses and other current assets	484,153	64,633

TOTAL CURRENT ASSETS	15,317,416	17,720,854

Fixed assets, net of accumulated depreciation	11,893	12,925

TOTAL ASSETS	$15,329,309	$17,733,779

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$114,181	$317,287
Accrued expenses	96,484	696,980

TOTAL CURRENT LIABILITIES	210,665	1,014,267

Warrant liability	2,415,000	3,766,000
Derivative liability	6,256,000	6,177,000

TOTAL LIABILITIES	8,881,665	10,957,267

Commitments and contingencies

Series C Convertible redeemable preferred stock, $0.0001 par value and $1,000 face value, 1,000,000 shares authorized; 3,570 and 4,285 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively. Liquidation preference of $3,570,000 plus dividends accrued at 5% per annum of $29,750 as of March 31, 2025.	1,278,855	912,830

STOCKHOLDERS’ EQUITY
Common stock - 150,000,000 shares authorized, $0.0001 par value; 1,389,815 shares issued and outstanding as of March 31, 2025 and 1,357,165 shares issued and outstanding as of December 31, 2024,	140	137
Additional paid-in capital	52,048,387	53,027,049
Accumulated other comprehensive income	5,702	5,702
Accumulated deficit	(46,885,440)	(47,169,206)

TOTAL STOCKHOLDERS’ EQUITY	5,168,789	5,863,682

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$15,329,309	$17,733,779

See accompanying notes to condensed financial statements.

SYNAPTOGENIX, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (INCOME) LOSS

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2025	2024
OPERATING EXPENSES:
Research and development	$60,816	$609,249
General and administrative	1,008,349	1,082,245
TOTAL OPERATING EXPENSES	1,069,165	1,691,494

OTHER INCOME:
Interest income	182,334	463,395
Share of net loss in equity investment	—	(8,600)
Change in fair value of warrant liability	1,351,000	58,000
Change in fair value of derivative liability	(79,000)	972,000
TOTAL OTHER INCOME	1,454,334	1,484,795

Net income (loss) before income taxes	385,169	(206,699)

Provision for income taxes	—	—

Net income (loss)	385,169	(206,699)

Preferred Stock dividends	101,403	218,459
Allocation of undistributed income to Series C Convertible Preferred stockholders	115,930	—

Net income (loss) attributable to common stockholders	$167,836	$(425,158)

Change in fair value of available for sale debt security	—	(700)

Net comprehensive income (loss) attributable to common stockholders	$167,836	$(425,858)

PER SHARE DATA:

Basic income (loss) per common share	$0.12	$(0.41)
Fully diluted income (loss) per common share	$0.04	$(0.41)

Basic weighted average common shares outstanding	1,385,700	1,036,700
Fully diluted weighted average common shares outstanding	1,392,881	1,036,700

See accompanying notes to condensed financial statements.

SYNAPTOGENIX, INC.

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	Three Months Ended March 31, 2024
							Additional		Accumulated Other
	Series B Preferred Stock		Series C Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Total

Balance January 1, 2024	6,000	$1,236,940	—	$—	963,489	$96	$57,957,008	$(33,610,748)	$902	$24,347,258

Stock based compensation	—	—	—	—	—	—	14,407	—	—	14,407

Issuance of common stock for consulting fees	—	—	—	—	15,622	2	104,498	—	—	104,500

Accrued preferred stock dividends	—	—	—	—	—	—	—	—	—	—

Preferred stock dividends paid	—	87,500	—	—	—	—	—	(87,500)	—	(87,500)

Deemed dividend - preferred stock	—	130,959	—	—	—	—	—	(130,959)	—	(130,959)

Preferred stock redemptions and conversions	(1,000)	(468,330)	—	—	106,126	11	468,319	—	—	468,330

Accrual of preferred stock and dividend redemption	(2,000)	(2,619,170)	—	—	—	—	—	—	—	—

Preferred stock accretion	—	2,455,656	—	—	—	—	(2,455,656)	—	—	(2,455,656)

Comprehensive income	—	—	—	—	—	—	—	—	(700)	(700)

Net loss	—	—	—	—	—	—	—	(206,699)	—	(206,699)

Balance March 31, 2024	3,000	$823,555	—	$—	1,085,237	$109	$56,088,576	$(34,035,906)	$202	$22,052,981

	Three Months Ended March 31, 2025
							Additional		Accumulated Other
	Series B Preferred Stock		Series C Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Total

Balance January 1, 2025	—	$—	4,285	$912,830	1,357,165	$137	$53,027,049	$(47,169,206)	$5,702	$5,863,682

Stock based compensation	—	—	—	—	—	—	3,709	—	—	3,709

Issuance of common stock for consulting fees	—	—	—	—	32,650	3	104,613	—	—	104,616

Preferred stock dividends	—	—	—	47,604	—	—	—	(47,604)	—	(47,604)

Deemed dividends on preferred stock	—	—	—	53,799	—	—	—	(53,799)	—	(53,799)

Preferred stock redemptions and conversions	—	—	(715)	(822,362)	—	—	—	—	—	—

Preferred stock accretion	—	—	—	1,086,984	—	—	(1,086,984)	—	—	(1,086,984)

Net income	—	—	—	—	—	—	—	385,169	—	385,169

Balance March 31, 2025	—	$—	3,570	$1,278,855	1,389,815	$140	$52,048,387	$(46,885,440)	$5,702	$5,168,789

See accompanying notes to condensed financial statements.

SYNAPTOGENIX, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2025	March 31, 2024
CASH FLOW USED IN OPERATING ACTIVITIES
Net income (loss)	$385,169	$(206,699)
Adjustments to reconcile net income (loss) to net cash used by operating activities
Stock based compensation	3,709	14,407
Change in fair value of warrant liability	(1,351,000)	(58,000)
Change in fair value of derivative liability	79,000	(972,000)
Share of net loss in equity investment	—	8,600
Consulting services paid by issuance of common stock	104,616	104,500
Depreciation expense	1,032	1,399
Change in assets and liabilities:
Increase in prepaid expenses and other current assets	(419,520)	(127,821)
Decrease in accounts payable	(203,106)	(205,728)
Decrease in accrued expenses	(600,496)	(390,199)
	(2,385,765)	(1,624,842)

Net Cash Used in Operating Activities	(2,000,596)	(1,831,541)

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchase of available for sale debt security	—	(500,000)

Net Cash Used in Investing Activities	—	(500,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Redemption of Series C Convertible Preferred Stock	(715,000)	—
Dividends on Series C Convertible Preferred Stock	(107,362)	—

Net Cash Used in Financing Activities	(822,362)	—

NET DECREASE IN CASH AND EQUIVALENTS	(2,822,958)	(2,331,541)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	17,656,221	28,661,498

CASH AND EQUIVALENTS AT END OF PERIOD	$14,833,263	$26,329,957

DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of Common Stock for Series B Convertible Preferred Stock installment conversions	$—	$468,330
Accretion of Series B Convertible Preferred Stock to redemption value	$—	$2,455,656
Accretion of Series C Convertible Preferred Stock to redemption value	$1,086,984	$—
Accrual of Series B Convertible Preferred Stock and Dividend Redemption	$—	$2,619,170
Change in fair value of available for sale debt security	$—	$(700)

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

Note 1 – Organization, Business, Risks and Uncertainties:

Organization and Business

On May 17, 2020, Neurotrope, Inc. (“Neurotrope” or “the Parent”) announced plans for the complete legal and structural separation of its wholly owned subsidiary, Neurotrope Bioscience, Inc., from Neurotrope (the “Spin-Off”). Under the Separation and Distribution Agreement, Neurotrope distributed all of its equity interest in this wholly owned subsidiary to Neurotrope’s stockholders. Following the Spin-Off, Neurotrope does not own any equity interest in the Company, and the Company operates independently from Neurotrope. On December 7, 2020, the Company became an independent company, Synaptogenix, Inc., a Delaware corporation (formerly known as Neurotrope Bioscience, Inc.) (the “Company” or “Synaptogenix”) when the Company filed an amended and restated certificate of incorporation which, among other things, changed its name to Synaptogenix, Inc. The Company’s shares of common stock, par value $0.0001 per share (the “Common Stock”), are listed on The Nasdaq Capital Market under the symbol “SNPX.”

Recent Developments

Exploring Strategic Alternatives

In December 2024, the Company announced via press release that the board of directors of the Company (the “Board”) had formed an independent special committee (the “Special Committee”) to explore strategic opportunities to create and enhance value for investors, including promising drug development platforms and/or compelling new technologies and services. Management has reviewed the Company’s financial position and has concluded that the Company’s continuing financial strength offset by anticipated future burn rate and publicly traded stock as currency allows the Special Committee to have the resources to continue evaluating potential strategic opportunities.

Liquidity Uncertainties

As of March 31, 2025, the Company had approximately $14.8 million in cash and cash equivalents as compared to $17.7 million at December 31, 2024. The Company expects that its current cash and cash equivalents, approximately $13.8 million as of the date of this Quarterly Report on Form 10-Q, will be sufficient to support its projected operating requirements and financial commitments for at least the next 12 months from the date of this Quarterly Report. The operating requirements include the current development plans for Bryostatin-1, the Company’s novel drug candidate targeting the activation of Protein Kinase C Epsilon and other development projects. The financial commitments include the potential redemption of the Series C Convertible Preferred Stock for cash.

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

Note 2 – Summary of Significant Accounting Policies:

Basis of Presentation:

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the unaudited condensed financial statements included herein contain all adjustments necessary to present fairly the Company’s financial position and the results of its operations and cash flows for the interim periods presented. Such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2025 may not be indicative of results for the full year. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and the notes to those statements for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 27, 2025.

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

Net Earnings or Loss per Share:

The Company computes earnings per share using the two-class method. The two-class method of computing earnings per share is an earnings allocation formula that determines earnings per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. The Series C Preferred Shares are considered participating securities as preferred shareholders are entitled to participate with common stockholders on an as-converted basis in any distributions of assets by the Company under the terms of the Certificate of Designations. During the three months ended March 31, 2024, the Company incurred losses attributable to common shareholders. Accordingly, the effects of any common stock equivalent would be anti-dilutive during the period and thus are not included in the calculation of diluted weighted average number of shares outstanding. The following table illustrates the computation of basic and diluted earnings per share for the three months ended March 31, 2025:

Three Months Ended March 31,
2025
Net income/(loss)	$385,169
Less: Series C convertible preferred stock dividends	(101,403)
Less: allocation of undistributed income to Series C convertible preferred stockholders	(115,930)

Undistributed income available to common stockholders - basic	$167,836
Effect of dilutive instrument on net income	(112,000)
Undistributed income available to common stockholders - diluted	$55,836

Weighted average shares outstanding - basic	1,385,700

Dilutive effect of warrants	7,181

Weighted average shares outstanding - diluted	1,392,881

Basic earnings per share	$0.12
Diluted earnings per share	$0.04

Because the Company reported a net loss for the three months ended March 31, 2024, common stock equivalents, including stock options and warrants were anti-dilutive; therefore, the amounts reported for basic and diluted loss per share were the same.

The following potentially weighted average dilutive securities have been excluded from the calculation of diluted weighted average shares outstanding as they would be anti-dilutive as determined using the treasury stock method (for the Common Stock Options and Common Stock Warrants) or the if-converted method) for the Convertible Preferred Stock, are as follows:

	For the Three Months Ended
	March 31,
	2025	2024
Common Stock Options	32,874	29,674
Convertible Preferred Stock	—	46,530
Common Stock Warrants	1,487,223	287,436
Total	1,520,097	363,640

Cash and Cash Equivalents and Concentration of Credit Risk:

The Company considers all highly liquid cash investments with an original maturity of three months or less when purchased to be cash equivalents. At March 31, 2025, the Company’s cash balances that exceed the current insured amounts under the Federal Deposit Insurance Corporation (“FDIC”) were approximately $0.4 million. In addition, approximately $14.4 million included in cash and cash equivalents were invested in a money market fund and in U.S. treasury bills, which is not insured under the FDIC.

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

Fixed Assets and Leases:

The Company has one lease which has a remaining term of one year during the reporting period. The Company has deemed the lease immaterial and has not recorded it as an obligation on the balance sheet nor a right-of-use asset. The total future expense relating to this lease is approximately $65,000 per year.

Fixed assets are stated at cost less accumulated depreciation. Depreciation is computed on a straight line basis over the estimated useful life of the asset, which is deemed to be between three and ten years.

Research and Development Costs:

All research and development costs, including costs to maintain or expand the Company’s patent portfolio licensed from CRE are expensed when incurred. Non-refundable advance payments for research and development are capitalized because the right to receive those services represents an economic benefit. Such capitalized advances will be expensed when the services occur and the economic benefit is realized. There were no capitalized research and development services at March 31, 2025 and December 31, 2024.

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

The Company had federal and state operating loss carryforwards for income tax purposes of approximately $101.7 million and approximately $103.0 million, respectively, for the period from October 31, 2012 (inception) through March 31, 2025. The net operating loss carryforwards and other deferred tax assets resulted in federal and state deferred tax assets of approximately $33.3 million at

March 31, 2025. Income tax effects of share-based payments are recognized in the financial statements for those awards that will normally result in tax deductions under existing tax law. However, the deferred tax asset is offset by a full valuation allowance.

The Company may be subject to significant U.S. federal income tax-related liabilities with respect to the Spin-Off if there is a determination that the Spin-Off is taxable for U.S. federal income tax purposes. In connection with the Spin-Off, the Company believes that, among other things, the Spin-Off should qualify as a tax-free transaction for U.S. federal income tax purposes under Section 355 and Section 368(a)(1)(D) of the Internal Revenue Code of 1986 (the “Code”). If the conclusions of the tax opinions are not correct, or if the Spin-Off is otherwise ultimately determined to be a taxable transaction, the Company would be liable for U.S. federal income tax related liabilities. Pursuant to the Separation and Distribution Agreement and the Tax Matters Agreement, Neurotrope agreed to indemnify Synaptogenix for certain liabilities, and Synaptogenix agreed to indemnify Neurotrope for certain liabilities, in each case for uncapped amounts. Indemnities that Synaptogenix may be required to provide Neurotrope are not subject to any cap, may be significant and could negatively impact Synaptogenix’s business, particularly with respect to indemnities provided in the Tax Matters Agreement. Third parties could also seek to hold Synaptogenix responsible for any of the liabilities that Neurotrope has agreed to retain. Further, the indemnity from Neurotrope may not be sufficient to protect Synaptogenix against the full amount of such liabilities, and Neurotrope may not be able to fully satisfy its indemnification obligations. Moreover, even if Synaptogenix ultimately succeeds in recovering from Neurotrope any amounts for which Synaptogenix is held liable, Synaptogenix may be temporarily required to bear these losses. At March 31, 2025 and as of the financial statement issuance date, the Company does not have any indemnification liabilities.

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

Recently Adopted Accounting Pronouncements:

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities to disclose significant segment expenses and other segment items on an interim and annual basis, and provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. The ASU does not change how a public entity identifies its operating segments, aggregates them, or applies the quantitative threshold to determine its reportable segments. The new disclosure requirements are also applicable to entities that account and report as a single operating segment entity. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. The Company adopted the guidance for the annual reporting period ended December 31, 2024. There was no impact on the Company’s reportable segments identified and additional required disclosures have been included in Note 10, Segment Reporting in the Notes to Financial Statements.

Recently Issued Accounting Pronouncements:

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

Note 3 – Collaborative Agreements and Commitments:

Stanford License Agreements

On May 12, 2014, the Company entered into a license agreement (the “Stanford Agreement”) with The Board of Trustees of The Leland Stanford Junior University (“Stanford”), pursuant to which Stanford has granted to the Company a revenue-bearing, world-wide right and exclusive license, with the right to grant sublicenses (on certain conditions), under certain patent rights and related technology for the use of bryostatin structural derivatives, known as “bryologs,” for use in the treatment of central nervous system disorders, lysosomal storage diseases, stroke, cardio protection and traumatic brain injury, for the life of the licensed patents. The Company is required to use commercially reasonable efforts to develop, manufacture and sell products (“Licensed Products”) in the Licensed Field of Use (as defined in the Stanford Agreement) during the term of the licensing agreement which expires upon the termination of the last valid claim of any licensed patent under this agreement. In addition, the Company must meet specific product development milestones, and upon meeting such milestones, make specific milestone payments to Stanford. The Company must also pay Stanford royalties of 3% of net sales, if any, of Licensed Products (as defined in the Stanford Agreement) and milestone payments of up to $3.7 million dependent upon stage of product development. As of March 31, 2025, no royalties nor milestone payments have been earned or made.

On January 19, 2017, the Company entered into a second license agreement with Stanford, pursuant to which Stanford has granted to the Company a revenue-bearing, world-wide right and exclusive license, with the right to grant sublicenses (on certain conditions), under certain patent rights and related technology for the use of “Bryostatin Compounds and Methods of Preparing the Same,” or synthesized bryostatin, for use in the treatment of neurological diseases, cognitive dysfunction and psychiatric disorders, for the life of the licensed patents. The Company paid Stanford $70,000 upon executing the license and is obligated to pay an additional $10,000 annually as a license maintenance fee. In addition, based upon certain milestones that include product development and commercialization, the Company will be obligated to pay up to an additional $2.1 million and between 1.5% and 4.5% royalty payments on certain revenues generated by the Company relating to the licensed technology. On November 9, 2021, the Company revised the existing licensing agreement with Stanford. The revisions extended all the required future product development and commercialization milestones. The Company is currently in full compliance with the revised agreement and is moving forward on its commitments. As of March 31, 2025, no royalties nor milestone payments have been earned or made.

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

The Company is required to pay Mt. Sinai milestone payments of $2.0 million upon approval of a new drug application (“NDA”) in the United States and an additional $1.5 million for an NDA approval in the European Union or Japan. In addition, the Company is required to pay Mt. Sinai royalties on net sales of licensed product of 2.0% for up to $250 million of net sales and 3.0% of net sales over $250 million. Since inception, the Company has paid Mt. Sinai approximately $210,000 consisting of licensing fees of $135,000 plus development costs and patent fees of approximately $75,000. As of March 31, 2025, no royalties nor milestone payments have been earned or made.

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

In connection with the Supply Agreement, on June 9, 2020, the Company entered into a transfer agreement (the “Transfer Agreement”) with BryoLogyx. Pursuant to the terms of the Transfer Agreement, the Company agreed to assign and transfer to BryoLogyx all of the Company’s right, title and interest in and to that certain Cooperative Research and Development Agreement, dated as of January 29, 2019 (the “CRADA”), by and between the Company and the U.S. Department of Health and Human Services, as represented by the NCI, under which Bryostatin-1’s ability to modulate CD22 in patients with relapsed/refractory CD22+ disease has been evaluated to date. Pursuant to guidance provided by NCI, the Company CRADA has been cancelled and BryoLogyx has initiated a request for a new CRADA in its name. BryoLogyx will be filing its own investigational new drug application (“IND”) for CD22 with the FDA. As consideration for the transfer of rights to the CRADA, BryoLogyx has agreed to pay to the Company 2% of the gross revenue received in connection with the sale of bryostatin products, up to an aggregate payment amount of $1 million. No such revenues have been earned as of March 31, 2025.

Nemours Agreement

On September 5, 2018, the Company announced a collaboration with Nemours A.I. DuPont Hospital (“Nemours”), a premier U.S. children’s hospital, to initiate a clinical trial in children with Fragile X syndrome, a genetic disorder. In addition to the primary objective of safety and tolerability, measurements will be made of working memory, language and other functional aspects such as anxiety, repetitive behavior, executive functioning, and social behavior. On August 5, 2021, the Company announced its memorandum of understanding with Nemours to initiate a clinical trial using Bryostatin-1, under Orphan Drug Status, to treat Fragile X. The Company intends to provide the Bryostatin-1 and obtain the IND, and Nemours intends to provide the clinical site and attendant support for the trial. The Company and Nemours, jointly, will develop the trial protocol. The Company estimates its total trial and IND cost to be approximately $2.0 million. As of March 31, 2025, the Company has incurred cumulative expenses associated with this agreement of approximately $100,000.

The Company has filed an IND with the FDA. The FDA has placed the development of the IND on clinical hold pending completion of further analytics relating to drug pharmacokinetics and pharmacodynamics. The Company is currently evaluating its plans to advance Fragile X development.

Cleveland Clinic

On February 23, 2022, the Company announced its collaboration with Cleveland Clinic to pursue possible treatments for Multiple Sclerosis (“MS”), and on July 19, 2023, the Company announced that it had entered into an agreement with Cleveland Clinic to conduct a Phase 1 trial of Bryostatin-1 in MS. Cleveland Clinic will manage the clinical trial’s implementation, including an IND submission to the FDA and patient enrollment. Cleveland Clinic has enrolled three subjects and has dosed two to - date, with the total planned enrollment in the MS Trial of 20 subjects. The total estimated costs associated with this collaboration are approximately $2.0 million. As of March 31, 2025, the Company has incurred expenses owed to Cleveland Clinic of approximately $528,000 of which $0 was expensed during the quarter ended March 31, 2025.

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

After Neurotrope’s initial Series A Stock financing, the CRE License Agreement required the Company to enter into scope of work agreements with CRE as the preferred service provider for any research and development services or other related scientific assistance and support services. There were no such statements of work agreements entered into during the three months ended March 31, 2025 and 2024.

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

Note 4 – Related Party Transactions:

On August 4, 2016, Neurotrope entered into a consulting agreement with SM Capital Management, LLC (“SMCM”), a limited liability company owned and controlled by the Company’s Chairman of the Board, Mr. Joshua N. Silverman (the “Consulting Agreement”). Pursuant to the Consulting Agreement, SMCM shall provide consulting services which shall include, but not be limited to, providing business development, financial communications and management transition services, for a one-year period, subject to annual review thereafter. SMCM’s annual consulting fee is $120,000, payable by the Company in monthly installments of $10,000. This contract was assigned to the Company as of December 1, 2020. For the three months ended March 31, 2025 and 2024 respectively, $30,000 is reflected in the Company’s statements of comprehensive (income) loss, respectively.

Note 5 – Other Commitments:

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

Note 6 – Stockholders’ Equity:

The Company’s amended and restated certificate of incorporation authorizes it to issue 150,000,000 shares of Common Stock and 1,000,000 shares of preferred stock, par value $0.0001 per share.

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

September 2024 Private Placement

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

During the three months ended March 31, 2025, the Company redeemed $715,000 of the Series C Preferred Stock and $53,563 of accrued dividends in cash through installment redemptions and relieved $1,086,984 of discount related to the redeemed Series C Preferred Stock. During the three months ended March 31, 2025, the Company recognized a deemed dividend of $53,799 related to cash premiums.

Series B Common Stock Warrants

Pursuant to a November 17, 2022 private placement, the Company issued to investors warrants and, pursuant to its advisory agreements, the Company issued to its advisor additional warrants with the same terms to purchase 2,323 shares of Common Stock with the same terms (the “Series B Broker Warrants”). The Series B Broker Warrants are within the scope of ASC 718 pursuant to ASC 718-10-20 but are subject to liability classification as they would be required to be classified as liabilities in accordance with ASC 480.

The warrants were determined to be within the scope of ASC 480-10 as they are puttable to the Company at the Holders’ election upon the occurrence of a Fundamental Transaction (as defined in the agreements). As such, the Company recorded the warrants as a liability at fair value with subsequent changes in fair value recognized in earnings.

During the three months ended March 31, 2025 and 2024, the Company recorded a gain of $112,000 and $58,000, respectively related to the change in fair value of the Series B warrant liability, which is recorded in other income (expense) on the Statements of Comprehensive (Income) Loss. The fair value of the warrants of approximately $198,000 was estimated at March 31, 2025 utilizing the

Black Scholes Model using the following weighted average assumptions: dividend yield 0%; remaining term of 2.64 years; equity volatility of 120%; and a risk-free interest rate of 3.82%.

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

The discount to the fair value is included as a reduction to the carrying value of the Series C Preferred Shares. During 2024, the Company recorded a total discount of approximately $5 million upon issuance of the Series C Preferred Shares as the fair value of the liabilities required to be remeasured at fair value exceeded the gross proceeds. Upon issuance it was deemed probable that the Series C Preferred Shares will be redeemed; therefore, for the three months ended March 31, 2025, the Company recorded accretion expense of approximately $1.1 million to adjust the Series C Preferred Shares up to their redemption amount pursuant to ASC 480-10-S99-3A.

During the quarter ended March 31, 2025, the Company recorded a loss of $79,000 related to the change in fair value of the derivative liability corresponding to the Series C Preferred Shares which is recorded in other income (expense) on the Statements of Comprehensive (Income) Loss. The Company estimated the approximately $6.2 million fair value of the bifurcated embedded derivative as of March 31, 2025 using a discounted cash flow scenario model, with the following inputs: the fair value of its common stock of $2.42 on the valuation date, estimated equity volatility of 110.0%, the time to maturity of 1.02 years, the installment redemption premium of 107%, a market interest rate of 6.14%, a risk-free rate of 3.87% and dividend rate of 5%.

Series C Common Stock Warrants

Pursuant to the Series C Offering, the Company issued to investors Series C Warrants to purchase 1,250,000 shares of Common Stock, with an exercise price of $4.00 per share (subject to adjustment), for a period of five years from the date of issuance. Pursuant to its advisory agreements, the Company issued to its advisor additional Series C Warrants to purchase 37,500 shares of Common Stock with the same terms (the “Series C Broker Warrants”). The Series C Broker Warrants are within the scope of ASC 718 pursuant to ASC 718-10-20 but are subject to liability classification as they would be required to be classified as liabilities in accordance with ASC 480.

The Series C Warrants were determined to be within the scope of ASC 480-10 as they are puttable to the Company at Holders’ election upon the occurrence of a Fundamental Transaction (as defined in the agreements). As such, the Company recorded the Series C Warrants as a liability at fair value with subsequent changes in fair value recognized in earnings.

During the three months ended March 31, 2025, the Company recorded a gain of approximately $1.2 million related to the change in fair value of the Series C warrant liability which is recorded in other income (expense) on the Condensed Statements of Comprehensive (Income) Loss. The fair value of the Series C Warrants of approximately $2.2 million was estimated at March 31, 2025 utilizing the Black Scholes Model using the following weighted average assumptions: dividend yield 0%; remaining term of 4.45 years; equity volatility of 110% and a risk-free interest rate of 3.87%.

Reverse Stock Split

At the Company’s annual meeting of stockholders held on December 20, 2023, the stockholders approved an amendment to the Company’s amended and restated certificate of incorporation to effect a reverse stock split of the Company’s outstanding shares of Common Stock, at any ratio between 1-for-8 and 1-for-25. On April 4, 2024, the Company effected the Reverse Stock Split. As a result of the Reverse Stock Split, every 25 shares of the Common Stock outstanding before the Reverse Stock Split was combined and reclassified into one share of Common Stock. These financial statements have been adjusted to retrospectively reflect the Reverse Stock Split.

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

Stock and Option Grants

The following is a summary of stock option activity under the stock option plans for the three months ended March 31, 2025:

Weighted-
			Average	Aggregate
		Weighted-	Remaining	Intrinsic
	Number	Average	Contractual	Value
	of	Exercise	Term	(in
	Shares	Price	(Years)	millions)
Options outstanding at January 1, 2025	32,874	$139.27	7.8	$—
Options granted	—	$—	—	—
Less options forfeited	—	$—	—	—
Less options expired/cancelled	—	$—	—	—
Less options exercised	—	$—	—	—
Options outstanding at March 31, 2025	32,874	$139.27	7.5	$—
Options exercisable at March 31, 2025	29,674	$153.71	7.6	$—

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing price of the Common Stock, which was $2.42 per share on March 31, 2025 and $3.02 per share on December 31, 2024.

As of March 31, 2025, the Company had unrecognized stock option expense of $330 and a remaining weighted average period for recognition of 0.02 years.

On April 3, 2025, Synaptogenix granted stock options to four Board members to purchase an aggregate of 2,400 shares of Common Stock. The stock options have an exercise price of $2.28 per share and an expiration date of ten years. The options vest on the one-year anniversary from the date of the grant and have a fair value of $4,589. The Company used the Black Scholes valuation method to determine the fair value of the options assuming the following: implied volatility of 114.54%, a risk-free interest rate of 3.77% and have an aggregate fair value of $4,589, which is expensed over the vesting term.

Director’s Compensation Policy

On March 29, 2023, Synaptogenix adopted an amended and restated non-employee director compensation policy (the “Director Compensation Policy”). The Director Compensation Policy provides for the annual automatic grant of nonqualified stock options to purchase up to 800 shares of Synaptogenix’s Common Stock to each of Synaptogenix’s non-employee directors. Such grants shall occur annually on the fifth business day after the filing of Synaptogenix’s Annual Report on Form 10-K, if available under the Plan, and shall vest on the one-year anniversary from the date of grant, subject to the director’s continued service on the Board of Directors on the vesting date. Each newly appointed or elected director will also receive 800 options, and such options shall vest 50% on the grant date, 25% on the first anniversary of the grant date and 25% on the second anniversary of the grant date, subject to the director’s continued service on the Board of Directors on each vesting date. On April 3, 2025, the Company issued options to purchase a total of 2,400 shares of common stock as noted above.

The Company recorded total expenses relating to the outstanding stock options of $3,709 and $14,407 for the three months ended March 31, 2025 and 2024, respectively.

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

Stock Compensation Expense

Total stock-based compensation for the three months ended March 31, 2025 and 2024 was $3,709 and 14,407, respectively, of which all was classified as general and administrative expense.

The Company currently estimates, beginning at the closing date of the Series B offering, implied volatility factor for all options and warrants based upon a blend of the Parent Company’s and Company’s historical volatility. Up until November 21, 2022, the Company computed implied volatility based upon a blend of the Parent Company’s and Company’s historical volatility along with the volatility of selected comparable publicly traded companies as, at that time, the Company lacked sufficient historical stock trading activity. It incorporated the historical volatility of the Parent Company as the Parent Company’s historical volatility provides a good estimation of the Company’s volatility since its operations were identical to the Company’s prior to the Spin-Off.

Note 8 – Common Stock Warrants:

As of March 31, 2025, the Company had warrants outstanding consisting of the following:

Number
of shares
Warrants outstanding January 1, 2024	1,610,898
Warrants issued	—
Warrants exercised	—
Warrants expired	—
Warrants outstanding and exercisable December 31, 2024 and March 31, 2025	1,610,898

As of March 31, 2025, the weighted average exercise price and the weighted average remaining life of the total warrants were $44.14 per warrant and 3.88 years, respectively. The intrinsic value of the warrants as of March 31, 2025 was approximately $10,500. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing price of the Common Stock, which was $2.42 per share on March 31, 2025.

Note 9 - Fair Value on a Recurring Basis:

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. The estimated fair value of the warrant liability and bifurcated embedded derivatives represent Level 3 measurements. The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at March 31, 2025 and December 31, 2024, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		March 31,	December 31,
Description	Level	2025	2024
Liabilities:
Warrant liability (Note 6)	3	$2,415,000	$3,766,000
Derivative liability (Note 6)	3	$6,256,000	$6,177,000

The following table sets forth a summary of the change in the fair value of the warrant liability that is measured at fair value on a recurring basis:

Balance on December 31, 2024	$3,766,000
Change in fair value of warrant liabilities Series C Preferred	(1,351,000)
Balance on March 31, 2025	$2,415,000

The following table sets forth a summary of the change in the fair value of the bifurcated embedded derivative liability that is measured at fair value on a recurring basis:

Balance on December 31, 2024	$6,177,000
Change in fair value of derivative liability Series C Preferred	79,000
Balance on March 31, 2025	$6,256,000

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

In addition to the significant expense categories included within net loss presented on the Company’s Statements of Comprehensive (Income) Loss, see below for disaggregated amounts that comprise research and development expenses:

	Three Months Ended March 31,
	2025	2024
External clinical development expenses	$26,191	$536,392
Personnel related and stock-based compensation	12,825	55,875
Other research and development expenses	21,800	16,982
Total research and development expenses	$60,816	$609,249

Note 11 – Subsequent Events

Refer to Note 7 for disclosure of applicable subsequent events.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes appearing elsewhere in this report. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included elsewhere in this report and our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Basis of Presentation

The unaudited financial statements for the three months ended March 31, 2025 and 2024 include a summary of our significant accounting policies and should be read in conjunction with the discussion below and our financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included in the financial statements. All such adjustments are of a normal recurring nature.

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

During the three months ended March 31, 2025, we redeemed $715,000 of the Series C Preferred Stock and $53,563 of accrued dividends in cash through installment redemptions and relieved $1,086,984 of discount related to the redeemed Series C Preferred Stock. During the three months ended March 31, 2025, we recognized a deemed dividend of $53,799 related to cash premiums.

As of March 31, 2025, we have accrued a liability for installment payments owed to investors in either cash or shares of $0.

During the year ended December 31, 2024, we redeemed $715,000 of the Series C Preferred Stock and $86,694 of accrued dividends in cash through installment redemptions and proportionately relieved $1,592,341 of discount related to the redeemed Series C Preferred Stock. During the year ended December 31, 2024, we recognized a deemed dividend of $52,447 related to cash premiums.

Recent Developments

Exploring Strategic Alternatives

In December 2024, we announced via press release that the board of directors of the Company (the “Board “) had formed an independent special committee (the “Special Committee “) to explore strategic opportunities to create and enhance value for investors, including promising drug development platforms and/or compelling new technologies and services. Management has reviewed the Company’s financial position and has concluded that the Company’s continuing financial strength offset by anticipated future cash burn rate and publicly traded stock as currency allows the Special Committee to evaluate potential strategic opportunities.

Other Development Projects

To the extent resources permit, we may pursue development of selected technology platforms with indications related to the treatment of various disorders, including neurodegenerative disorders such as AD, based on our currently licensed technology and/or technologies available from third party licensors or collaborators.

Nemours Agreement

On September 5, 2018, we announced a collaboration with Nemours, a premier U.S. children’s hospital, to initiate a clinical trial in children with Fragile X. In addition to the primary objective of safety and tolerability, measurements will be made of working memory, language and other functional aspects such as anxiety, repetitive behavior, executive functioning, and social behavior. On August 5, 2021, we announced our memorandum of understanding with Nemours A.I. DuPont Hospital (“Nemours”) to initiate a clinical trial using Bryostatin-1, under Orphan Drug Status, to treat Fragile X. We intend to provide the Bryostatin-1 drug product candidate and obtain the IND and Nemours intends to provide the clinical site and attendant support for the trial. We and Nemours, jointly, will develop the trial protocol. We currently estimate our total trial and IND cost to be approximately $2 million. As of the end of the period covered by this quarterly report, we have incurred cumulative expenses associated with this agreement of approximately $100,000.

We have filed for an IND with the FDA. The FDA has placed the development of the IND on clinical hold pending completion of further analytics relating to drug pharmacokinetics and pharmacodynamics. We are currently evaluating our plans to advance Fragile X development.

Cleveland Clinic

On February 23, 2022, we announced our collaboration with Cleveland Clinic to pursue possible treatments for MS, and on July 19, 2023, we announced that we had entered into an agreement with Cleveland Clinic to conduct a Phase 1 trial of Bryostatin-1 in MS. Cleveland Clinic will manage the clinical trial’s implementation, including an IND submission to the FDA and patient enrollment. Cleveland Clinic has enrolled three subjects and has dosed two to - date, with the total planned enrollment in the MS Trial of 20 subjects. The total estimated costs associated with this collaboration are approximately $2.0 million. As of March 31, 2025, we have incurred expenses due to Cleveland Clinic approximately $743,000 of which $215,459 was expensed during the three months ended March 31, 2025.

In December 2024, the Company announced via press release the termination of its agreement with the Cleveland Clinic due to the slow pace of enrollment in the Phase 1 clinical trial. The termination of the agreement was one of various actions authorized by the Board, designed to reduce the Company’s cash burn rate.

Results of Operations

Comparison of the three months ended March 31, 2025 and 2024

The following table summarizes our results of operations for the three months ended March 31, 2025 and 2024:

	Three Months ended
	March 31,		Dollar
	2025	2024	Change	% Change
Operating Expenses:
Research and development expenses	$60,816	$609,249	$(548,433)	(90.0)%
General and administrative expenses	$1,008,349	$1,082,245	$(73,896)	(6.8)%
Other income, net	$(1,454,334)	$(1,484,795)	$30,461	(2.1)%
Net income (loss)	$385,169	$(206,699)	$591,868	283.6%
Net comprehensive income (loss) attributable to common stockholders	$167,836	$(425,858)	$593,694	139.4%

Revenues

We did not generate any operating revenues for the three months ended March 31, 2025 and 2024.

Operating Expenses

Overview

Total operating expenses for the three months ended March 31, 2025 were $1,069,165 as compared to $1,691,494 for the three months ended March 31, 2024, a decrease of approximately 36.8%. The decrease in total operating expenses is due to the decrease in both research and development and general and administrative expenses.

Research and Development Expenses

For the three months ended March 31, 2025, we incurred $60,816 in research and development expenses as compared to $609,249 for the three months ended March 31, 2024, a decrease of approximately 90.0%. These expenses were incurred primarily in connection with developing the potential AD therapeutic product and the MS trial with Cleveland Clinic during the three months ended March 31, 2024. Of these expenses, for the year ended three months ended March 31, 2025, $19,839 was incurred principally relating to our storage of drug product, $19,177 for clinical consulting services, $7,425 of amortization of prepaid licensing fees relating to the Stanford License Agreement and Mount Sinai Agreement, and $14,375 for development of alternative drug supply with Stanford University; comparatively, for the three months ended March 31, 2024, $421,823 was incurred principally relating to our confirmatory clinical trial and related storage of drug product, $170,444 for clinical consulting services, $7,104 of amortization of prepaid licensing fees relating to the Stanford License Agreement and Mount Sinai Agreement, and $9,878 for development of alternative drug supply with Stanford University.

Our research and development expenses have decreased as our Phase 2 clinical trial for AD was concluded by the end of 2023 and our Phase 2 dose ranging study and our MS clinical trial were discontinued. Other development expenses might increase, as our resources permit, in order to advance our potential products. We are continuing to determine how to proceed with respect to our other current development programs for Bryostatin-1.

General and Administrative Expenses

We incurred $1,008,349 and $1,082,245 of general and administrative expenses for the three months ended March 31, 2025 and 2024, respectively, a decrease of approximately 6.8%. During the three months ended March 31, 2025, $237,242 was incurred primarily for wages, bonuses, vacation pay, severance, taxes and insurance, versus $342,659 for the three months ended March 31, 2024, the decrease resulted primarily from compensation reductions for our President and our Chief Executive Officer; $78,447 was incurred for legal expenses versus $113,656 for the 2024 comparable period. The higher legal fees for 2024 is based upon the prior year’s increased fees for special stockholder meeting requirements and for regulatory compliance; $194,358 was incurred for outside operations consulting services during the three months ended March 31, 2025, versus $262,002 for the comparable period in 2024, as the lower amount for the 2025 period reflects the decrease in regulatory and compliance work; $15,959 was incurred for travel expenses during the three months ended March 31, 2025, versus $34,881 for the comparable period in 2024 as Company officers and directors conducted overseas due diligence for strategic investments in 2024; $149,961 was incurred for investor relations services during the three months ended March 31, 2025, versus $164,732 for the comparable period in 2024; $89,746 was incurred for professional fees associated with auditing, financial, accounting and tax advisory services during the three months ended March 31, 2025, versus $20,713 for the comparable period in 2024, the increase was attributable to year end 2024 audit services paid during the current 2025 quarter; $130,204 was incurred for insurance during the three months ended March 31, 2025, versus $154,965 for the comparable period in 2024. The decrease is attributable to lower premiums; $108,724 was incurred for utilities, supplies, license fees, filing costs, rent, advertising and other during the three months ended March 31, 2025, versus $(25,771) for the comparable period in 2024. The increase is attributable to credits for lower franchise taxes paid during the 2024 period credited to 2024; and $3,709 was recorded as non-cash stock options compensation expense during the three months ended March 31, 2025, versus $14,407 for the comparable period in 2024.

Other Income

We recognized total other income of $1,454,334 for the three months ended March 31, 2025 as compared to total other income of $1,484,795 for the three months ended March 31, 2025, which consisted, for 2025 and 2024, of interest income on funds deposited in interest-bearing money market accounts and investments in short-term U.S. treasury bills and changes in fair value of warrant and derivative liabilities and offering costs. The decrease in interest income and unrealized gains on treasury bills totaling $281,061 for the three months ended March 31, 2025 is primarily attributable to the decrease in cash balances over the period and lower interest rates. The total decrease in other income is primarily attributable to the decrease in interest income as noted above, in and the decrease in change in fair value of derivative liability of $1,051,000, partially offset by the change in fair value of derivative liability of $1,293,000 and the decrease in net loss in equity investment of $8,600.

Net income (loss)

We recognized income of $385,169 versus a loss of ($206,699) for the three months ended March 31, 2025 and 2024, respectively. The increased income was primarily attributable to the decrease in research and development and general and administrative expenses partially offset by the decrease in other income.

Financial Condition, Liquidity and Capital Resources

Cash and Working Capital

Since inception, we have incurred negative cash flows from operations. As of March 31, 2025, we had working capital of $15,106,751 as compared to working capital of $16,706,587 as of December 31, 2024. The $1,599,836 decrease in working capital was primarily attributable to approximately $1.0 million of operating expenses, redemption of Series C Preferred Stock of approximately $800,000 partially offset by and interest income of approximately $0.2 million.

We expect that our current cash and cash equivalents of approximately $13.8 million will be sufficient to support our projected operating requirements for at least the next 12 months from the date of this Quarterly Report on Form 10-Q, which may include the continuing development of Bryostatin-1 for neurodegenerative diseases.

We expect to require additional capital in order to initiate, pursue and complete all potential clinical trials and obtain regulatory approval of one or more therapeutic candidates. However, additional future funding may not be available to us on acceptable terms, or at all. If we are unable to access additional funds when needed, we may not be able to initiate, pursue and complete all planned clinical trials or continue the development of our product candidates or we could be required to delay, scale back or eliminate some or all of our development programs and operations. Any additional equity financing, if available, may not be available on favorable terms, would most likely be significantly dilutive to our current stockholders and debt financing, if available, and may involve restrictive covenants. If we are able to access funds through collaborative or licensing arrangements, we may be required to relinquish rights to some of our technologies or product candidates that we would otherwise seek to develop or commercialize on our own, on terms that are not favorable to us. Our ability to access capital when needed is not assured and, if not achieved on a timely basis, would likely materially harm our business and financial condition.

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

	Three Months Ended March 31,
	2025	2024
Cash used in operating activities	$2,000,596	$1,831,541
Cash used in investing activities	$—	$500,000
Cash used in financing activities	$822,362	$—

Net Cash Used in Operating Activities

Cash used in operating activities was $2,000,596 for the three months ended March 31, 2025, compared to $1,831,541 for the three months ended March 31, 2024. The $169,055 increase primarily resulted from the increase in non-cash expenses and change in fair value of liabilities of approximately $0.3 million, the decrease in prepaid expenses of approximately $0.3 million and the decrease in accounts payable and accrued expenses of totaling approximately $0.2 million partially offset by the increase in net income of approximately $0.6 million.

Net Cash Used in Investing Activities

Net cash used in investing activities was $0 for the three months ended March 31, 2025 compared to $500,000 for the three months ended March 31, 2024. The cash used in investing activities for the three months ended March 31, 2024 was for the purchase of available for sale debt securities.

Net Cash Used in Financing Activities

Net cash used in financing activities was $822,362 for the three months ended March 31, 2025 compared to $0 for the three months ended March 31, 2024. The cash used in financing activities for the three months ended March 31, 2025 consisted of redemptions and dividends of amounts due to preferred stock investors.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to a smaller reporting company.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and our principal financial and accounting officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on their evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures are not effective due to: inadequate segregation of duties consistent with control objectives in the areas over certain payroll and banking systems and user access controls; ineffective processes over period end financial disclosure and reporting including documentation of GAAP disclosure and reporting reviews supporting the financial reporting process and changes to chart of accounts; and ineffective information technology (IT) general computing controls including lack of risk and design assessments supporting IT security policies and procedures, user access, and IT controls within third party contracts. These weaknesses may affect management’s ability to determine if errors or inappropriate actions have taken place. Management is required to apply its judgment in evaluating the cost-benefit relationship of possible changes in our disclosure controls and procedures.

We previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, that our management, including our Chairman of the Board, principal executive officer and principal financial and accounting officer, assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in the 2013 Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by the Annual Report on Form 10-K for the fiscal year ended December 31, 2024, such internal controls and procedures were not effective to detect the inappropriate application of US generally accepted accounting principles.

Based on management’s review, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of March 31, 2025. Notwithstanding the material weaknesses described above, our management, including the Chief Executive Officer and Chief Financial Officer, has concluded that financial statements, and other financial information included in this Quarterly Report on Form 10-Q, fairly present in all material respects our financial condition, results of operations, and cash flows as of and for the periods presented in this Quarterly Report on Form 10-Q.

Changes in Internal Controls over Financial Reporting

There was no change in our internal controls over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

You should carefully review and consider the information regarding certain factors that could materially affect our business, consolidated financial condition or results of operations set forth under Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. There have been no material changes from the risk factors disclosed in such Form 10-K. We may disclose changes to risk factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 9, 2025, we issued 30,995 shares of Common Stock to IRTH Communications and, on March 14, 2025, we issued 1,655 shares of Common Stock to Neil Cataldi, in exchange for investor relations services.

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

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

During the fiscal quarter ended March 31, 2025, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits.

Exhibit Number

31.1	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial information from this Quarterly Report on Form 10-Q for the period ended March 31, 2025, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Statements of Operations; (ii) the Condensed Balance Sheets; (iii) the Condensed Statements of Cash Flows; and (iv) the Notes to Financial Statements, tagged as blocks of text.

104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)

* The certifications attached as Exhibit 32 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Synaptogenix, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of such Form 10-Q), irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Synaptogenix, Inc.

Date: May 15, 2025	By:	/s/ Alan J. Tuchman, M.D.
Alan J. Tuchman, M.D.
Chief Executive Officer
(principal executive officer)

Date: May 15, 2025	By:	/s/ Robert Weinstein
Robert Weinstein
Chief Financial Officer, Executive Vice President, Secretary and Treasurer (principal financial officer and principal accounting officer)