Form 10-Q
period 2025-06-30
TAO Synergies Inc.
filed 2025-08-14
CIK 1571934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission File Number: 001-40458

TAO SYNERGIES INC.

(Exact name of registrant as specified in its charter)

Delaware	46-1585656
(State or other jurisdiction of incorporation or	(I.R.S. Employer
organization)	Identification No.)

1185 Avenue of the Americas, 3rd Floor
New York, New York	10036
(Address of principal executive offices)	(Zip code)

(973) 242-0005

(Registrant’s telephone number, including area code)

Synaptogenix, Inc.

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Common Stock, $0.0001 par value per share	TAOX	The Nasdaq Stock Market LLC

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

As of August 12, 2025, there were 3,487,147 shares of the registrant’s common stock, $0.0001 par value per share, issued and outstanding.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements. These statements, identified by words such as “plan,” “anticipate,” “believe,” “estimate,” “should,” “expect” and similar expressions, include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, crypto asset trading activity, including trading volume and the prevailing trading prices for crypto assets, which can be highly volatile; market conditions of, and overall sentiment towards, the cryptoeconomy; system failures, outages or interruptions, including with respect to third-party crypto networks; our lack of control over decentralized or third-party blockchains and networks that may experience downtime, cyberattacks, critical failures, errors, bugs, corrupted files, data losses, or other similar software failures, outages, breaches and losses; regulatory developments related to crypto assets and crypto asset markets, which could adversely affect our business, financial condition, and results of operations; the crypto markets being historically characterized by limited liquidity and trading volumes compared to sovereign currencies markets, relative anonymity, potential susceptibility to market abuse and manipulation, compliance and internal control failures at exchanges, and various other risks inherent in its entirely electronic, virtual form and decentralized network; our inability to expand our business, significant government regulation of pharmaceuticals and the healthcare industry, existing or increased competition, stock volatility and illiquidity, and our failure to implement our business plans or strategies. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. You should carefully review this report in its entirety, including but not limited to our financial statements and the notes thereto and the risks described in Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the Securities and Exchange Commission (the “SEC”) on March 27, 2025, as updated in our quarterly reports and current reports filed with the SEC from time to time. We advise you to carefully review the reports and documents we file from time to time with the SEC including our current reports on Form 8-K. Except for our ongoing obligations to disclose material information under securities laws, we undertake no obligation to publicly release any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

TAO SYNERGIES INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2025	2024
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$14,369,718	$17,656,221
Digital assets	4,489,594	—
Prepaid expenses and other current assets	921,349	64,633

TOTAL CURRENT ASSETS	19,780,661	17,720,854

Fixed assets, net of accumulated depreciation	10,914	12,925

TOTAL ASSETS	$19,791,575	$17,733,779

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$898,153	$317,287
Accrued expenses	66,104	696,980

TOTAL CURRENT LIABILITIES	964,257	1,014,267

Warrant liability	752,000	3,766,000
Derivative liability	111,000	6,177,000

TOTAL LIABILITIES	1,827,257	10,957,267

Commitments and contingencies

Series C Convertible redeemable preferred stock, $0.0001 par value and $1,000 face value, 1,000,000 shares authorized; 223 and 4,285 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively. Liquidation preference of $223,500 plus dividends accrued at 5% per annum of $17,665 as of June 30, 2025.	267,711	912,830

Series D Convertible redeemable preferred stock, $0.0001 par value and $1,000 face value, 1,000,000 shares authorized; 5,500 and 0 shares issued and outstanding at June 20, 2025 and December 31, 2024, respectively. Liquidation preference of $5,500,000 plus dividends accrued at 5% per annum of $16,806 as of June 30, 2025.	446,942	—

STOCKHOLDERS’ EQUITY
Common stock - 150,000,000 shares authorized, $0.0001 par value; 2,504,911 shares issued and outstanding as of June 30, 2025 and 1,357,165 shares issued and outstanding as of December 31, 2024.	251	137
Additional paid-in capital	81,747,969	53,027,049
Accumulated other comprehensive income	5,702	5,702
Accumulated deficit	(64,504,257)	(47,169,206)

TOTAL STOCKHOLDERS’ EQUITY	17,249,665	5,863,682

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$19,791,575	$17,733,779

See accompanying notes to condensed financial statements.

TAO SYNERGIES INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2025	2024	2025	2024
REVENUES:
Revenues from digital assets	$3,962	$—	$3,962	$—

OPERATING EXPENSES:
Research and development	$148,555	$342,068	$209,371	$951,317
General and administrative	2,191,395	1,238,899	3,199,744	2,321,144
Warrant issuance costs	699,845	—	699,845	—
TOTAL OPERATING EXPENSES	3,039,795	1,580,967	4,108,960	3,272,461

OPERATING INCOME (LOSS)	(3,035,833)	(1,580,967)	(4,104,998)	(3,272,461)

OTHER INCOME:
Interest income	152,798	330,508	335,132	793,903
Share of net loss in equity investment	—	(9,850)	—	(18,450)
Unrealized loss on digital assets	(14,368)	—	(14,368)	—
Change in fair value of warrant liability	(14,515,675)	(154,000)	(13,164,675)	(96,000)
Change in fair value of derivative liability	(103,000)	141,000	(182,000)	1,113,000
TOTAL OTHER INCOME	(14,480,245)	307,658	(13,025,911)	1,792,453

Net loss before income taxes	(17,516,078)	(1,273,309)	(17,130,909)	(1,480,008)

Provision for income taxes	—	—	—	—

Net loss	(17,516,078)	(1,273,309)	(17,130,909)	(1,480,008)

Preferred Stock dividends	102,739	155,735	204,142	374,194
Allocation of undistributed income to Series C Convertible Preferred stockholders	—	—	115,930	—

Net loss attributable to common stockholders	$(17,618,817)	$(1,429,044)	$(17,450,981)	$(1,854,202)

Change in fair value of available for sale debt security	—	100	—	(600)

Net comprehensive loss	$(17,618,817)	$(1,428,944)	$(17,450,981)	$(1,854,802)

PER SHARE DATA:

Basic and diluted loss per common share	$(11.26)	$(1.18)	$(11.83)	$(1.64)

Basic and diluted weighted average common shares outstanding	1,565,200	1,206,600	1,475,500	1,128,100

See accompanying notes to condensed financial statements.

TAO SYNERGIES INC.

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	Three Months Ended June 30, 2024
									Additional		Accumulated Other
	Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Total

Balance April 1, 2024	3,000	$823,555	—	$—	—	$—	1,085,137	$109	$56,088,576	$(34,035,906)	$202	$22,052,981

Stock based compensation	—	—	—	—	—	—	—	—	3,420	—	—	3,420

Issuance of common stock for consulting fees	—	—	—	—	—	—	1,079	1	4,500	—	—	4,501

Preferred stock dividends paid	—	35,000	—	—	—	—	—	—	—	(35,000)	—	(35,000)

Deemed dividend - preferred stock	—	120,735	—	—	—	—	—	—	—	(120,735)	—	(120,735)

Preferred stock redemptions and conversions	(1,000)	(620,300)	—	—	—	—	168,093	17	620,283	—	—	620,300

Accrual of preferred stock and dividend redemption	(2,000)	(2,814,646)	—	—	—	—	—	—	—	—	—	—

Preferred stock accretion	—	2,455,656	—	—	—	—	—	—	(2,455,656)	—	—	(2,455,656)

Comprehensive income	—	—	—	—	—	—	—	—	—	—	100	100

Net loss	—	—	—	—	—	—	—	—	—	(1,273,309)	—	(1,273,309)

Balance June 30, 2024	—	$—	—	$—	—	$—	1,254,309	$127	$54,261,123	$(35,464,950)	$302	$18,796,602

	Three Months Ended June 30, 2025
									Additional		Accumulated Other
	Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Total

Balance April 1, 2025	—	$—	3,570	$1,278,855	—	$—	1,389,815	$140	$52,048,387	$(46,885,440)	$5,702	$5,168,789

Stock based compensation	—	—	—	—	—	—	73,971	7	582,107	—	—	582,114

Exercise of investor warrants	—	—	—	—	—	—	162,008	16	484,310	—	—	484,326

Issuance of Series D preferred stock and warrants	—	—	—	—	5,500	105,341	—	—	157,442	—	—	157,442

Issuance of common stock for consulting fees	—	—	—	—	—	—	1,867	—	4,500	—	—	4,500

Issuance of warrants for consulting fees	—	—	—	—	—	—	—	—	724,230	—	—	724,230

Preferred stock dividends	—	—	—	32,759	—	16,806	—	—	—	(49,565)	—	(49,565)

Deemed dividends on preferred stock	—	—	—	53,174	—	—	—	—	—	(53,174)	—	(53,174)

Preferred stock redemptions and conversions	—	—	(3,347)	(3,761,034)	—	—	877,250	88	2,948,147	—	—	2,948,235

Preferred stock accretion	—	—	—	2,320,675	—	324,795	—	—	(2,645,470)	—	—	(2,645,470)

Modification of Series C Preferred Stock	—	—	—	343,282	—	—	—	—	6,017,668	—	—	6,017,668

Reclassification of warrants upon amendment	—	—	—	—	—	—	—	—	21,426,648	—	—	21,426,648

Net income	—	—	—	—	—	—	—	—	—	(17,516,078)	—	(17,516,078)

Balance June 30, 2025	—	$—	223	$267,711	5,500	$446,942	2,504,911	$251	$81,747,969	$(64,504,257)	$5,702	$17,249,665

	Six Months Ended June 30, 2024
									Additional		Accumulated Other
	Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Total

Balance January 1, 2024	6,000	$1,236,940	—	$—	—	$—	963,389	$96	$57,957,008	$(33,610,748)	$902	$24,347,258

Stock based compensation	—	—	—	—	—	—	—	—	17,827	—	—	17,827

Issuance of common stock for consulting fees	—	—	—	—	—	—	16,701	3	108,998	—	—	109,001

Preferred stock dividends paid	—	122,500	—	—	—	—	—	—	—	(122,500)	—	(122,500)

Deemed dividends on preferred stock	—	251,694	—	—	—	—	—	—	—	(251,694)	—	(251,694)

Preferred stock redemptions and conversions	(2,000)	(1,088,630)	—	—	—	—	274,219	28	1,088,602	—	—	1,088,630

Preferred stock accretion	—	4,911,312	—	—	—	—	—	—	(4,911,312)	—	—	(4,911,312)

Change in fair value of convertible note receivable - investment in debt security	—	—	—	—	—	—	—	—	—	—	(600)	(600)

Net loss	—	—	—	—	—	—	—	—	—	(1,480,008)	—	(1,480,008)

Balance June 30, 2024	—	$—	—	$—	—	$—	1,254,309	$127	$54,261,123	$(35,464,950)	$302	$18,796,602

	Six Months Ended June 30, 2025
									Additional		Accumulated Other
	Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Total

Balance January 1, 2025	—	$—	4,285	$912,830	—	$—	1,357,165	$137	$53,027,049	$(47,169,206)	$5,702	$5,863,682

Stock based compensation	—	—	—	—	—	—	73,971	7	585,816	—	—	585,823

Exercise of investor warrants	—	—	—	—	—	—	162,008	16	484,310	—	—	484,326

Issuance of Series D preferred stock and warrants	—	—	—	—	5,500	105,341	—	—	157,442	—	—	157,442

Issuance of common stock for consulting fees	—	—	—	—	—	—	34,517	3	109,113	—	—	109,116

Issuance of warrants for consulting fees	—	—	—	—	—	—	—	—	724,230	—	—	724,230

Preferred stock dividends	—	—	—	80,363	—	16,806	—	—	—	(97,169)	—	(97,169)

Deemed dividends on preferred stock	—	—	—	106,973	—	—	—	—	—	(106,973)	—	(106,973)

Preferred stock redemptions and conversions	—	—	(4,062)	(4,583,396)	—	—	877,250	88	2,948,147	—	—	2,948,235

Preferred stock accretion	—	—	—	3,407,659	—	324,795	—	—	(3,732,454)	—	—	(3,732,454)

Modification of Series C Preferred Stock	—	—	—	343,282	—	—	—	—	6,017,668	—	—	6,017,668

Reclassification of warrants upon amendment	—	—	—				—	—	21,426,648	—	—	21,426,648

Net loss	—	—	—	—	—	—	—	—	—	(17,130,909)	—	(17,130,909)

Balance June 30, 2025	—	$—	223	$267,711	5,500	$446,942	2,504,911	$251	$81,747,969	$(64,504,257)	$5,702	$17,249,665

See accompanying notes to condensed financial statements.

TAO SYNERGIES INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2025	June 30, 2024
CASH FLOW USED IN OPERATING ACTIVITIES
Net loss	$(17,130,909)	$(1,480,008)
Adjustments to reconcile net loss to net cash used by operating activities
Stock based compensation	585,823	17,827
Accrual of Restricted Stock Awards	387,118	—
Income from crypto currency staking	(3,962)	—
Unrealized loss from crypto currency investment	14,368	—
Warrant issuance costs	699,845
Change in fair value of warrant liability	13,164,675	96,000
Change in fair value of derivative liability	182,000	(1,113,000)
Share of net loss in equity investment	—	18,450
Consulting services paid by issuance of common stock	109,116	109,001
Consulting services paid by issuance of warrants	81,935	—
Depreciation expense	2,011	2,716
Change in assets and liabilities:
(Increase) decrease in prepaid expenses and other current assets	(214,421)	21,612
Increase in accounts payable	3,609	30,697
Decrease in accrued expenses	(630,876)	(388,370)
	14,381,241	(1,205,067)

Net Cash Used in Operating Activities	(2,749,668)	(2,685,075)

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchase of available for sale debt security	—	(1,000,000)
Purchase of crypto currency	(4,500,000)	—

Net Cash Used in Investing Activities	(4,500,000)	(1,000,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from investor warrant exercises	484,326	—
Net proceeds from Series D Convertible Preferred Stock offering	5,114,000	—
Redemption of Series C Convertible Preferred Stock	(1,430,000)	—
Dividends on Series C Convertible Preferred Stock	(205,161)	—

Net Cash Provided by Financing Activities	3,963,165	—

NET DECREASE IN CASH AND EQUIVALENTS	(3,286,503)	(3,685,075)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	17,656,221	28,661,498

CASH AND EQUIVALENTS AT END OF PERIOD	$14,369,718	$24,976,423

DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of Common Stock for Series B Convertible Preferred Stock installment conversions	$—	$1,088,630
Accretion of Series B Convertible Preferred Stock to redemption value	$—	$4,911,312
Accretion of Series C Convertible Preferred Stock to redemption value	$3,407,659	$—
Accretion of Series D Convertible Preferred Stock to redemption value	$324,795	$—
Accrual of Series B Convertible Preferred Stock and Dividend Redemption	$—	$5,433,816
Accrual of Series D Convertible Preferred Stock and Warrant Issuance Costs	$190,000	$—
Warrant liability upon issuance of Series D Convertible Preferred stock	$5,248,062	$—
Reclassification of warrant liability to equity	$21,426,648	$—
Derivative liability upon issuance of Series D Convertible Preferred stock	$113,000	$—
Reclassification of derivative liability to equity	$6,017,668	$—
Modification of Series C Preferred Stock	$343,282	$—
Series C Convertible Preferred Stock conversions	$2,948,235	$—
Accrual of Restricted Stock Awards Payable	$387,118	$—
Issuance of Consultant Warrants	$724,230	$—
Change in fair value of available for sale debt security	$—	$(600)

See accompanying notes to condensed financial statements.

TAO SYNERGIES INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Unless the context otherwise indicates, references in these Notes to the accompanying financial statements to “we,” “us,” “our” and “the Company” refer to TAO Synergies Inc. (formerly known as Synaptogenix, Inc. and Neurotrope Bioscience, Inc.), a Delaware corporation. References to “Neurotrope”, “Parent Company” or “Parent” refer to Neurotrope, Inc., a Nevada corporation.

Note 1 – Organization, Business, Risks and Uncertainties:

Organization and Business

On May 17, 2020, Neurotrope, Inc. (“Neurotrope” or “the Parent”) announced plans for the complete legal and structural separation of its wholly owned subsidiary, Neurotrope Bioscience, Inc., from Neurotrope (the “Spin-Off”). Under the Separation and Distribution Agreement, Neurotrope distributed all of its equity interest in this wholly owned subsidiary to Neurotrope’s stockholders. Following the Spin-Off, Neurotrope does not own any equity interest in the Company, and the Company operates independently from Neurotrope. On December 7, 2020, the Company became an independent company, Synaptogenix, Inc., a Delaware corporation (formerly known as Neurotrope Bioscience, Inc.) (“Synaptogenix”) when Synaptogenix filed an amended and restated certificate of incorporation which, among other things, changed its name to Synaptogenix, Inc.

On June 9, 2025, in connection with the Company’s previously announced exploration of strategic opportunities, the Company announced the launch of a differentiated cryptocurrency treasury strategy focused on the pure play artificial intelligence (AI) crypto coin, TAO, the native cryptocurrency of Bittensor, a decentralized blockchain network for machine learning and AI. On June 25, 2025, the Company filed a Certificate of Amendment to its Amended and Restated Articles of Incorporation with the Secretary of State for the State of Delaware, effective June 26, 2025, to change the name of the Company from “Synaptogenix, Inc.” to “TAO Synergies Inc.”

The Company’s shares of common stock, par value $0.0001 per share (the “Common Stock”), are listed on The Nasdaq Capital Market under the symbol “TAOX.”

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

As a result of the Special Committee’s efforts, the Company launched its differentialed cryptocurrency treasury strategy, as described above, to stake TAO for revenue generation and capital appreciation, a strategy which underscores the Company’s mission to create value for shareholders.

Liquidity Uncertainties

As of June 30, 2025, the Company had approximately $14.4 million in cash and cash equivalents as compared to $17.7 million at December 31, 2024. The Company expects that its current cash and cash equivalents and Tao token market value, approximately $20.8 million as of the date of this Quarterly Report on Form 10-Q, will be sufficient to support its projected operating requirements and financial commitments for at least the next 12 months from the date of this Quarterly Report. The operating requirements include the current plans for increasing its TAO holdings and staking while determining its strategy for Bryostatin-1, the Company’s novel drug candidate targeting the activation of Protein Kinase C Epsilon. The financial commitments include the potential redemption of the Series D Convertible Preferred Stock for cash.

The Company expects to need additional capital in order to continue pursuing its TAO treasury strategy. Any additional equity financing, if available, may not be on favorable terms and would likely be significantly dilutive to the Company’s current stockholders, and debt financing, if available, may involve restrictive covenants. If the Company is able to access funds through collaborative or licensing arrangements, it may be required to relinquish rights to some of its technologies or product candidates that the Company would otherwise seek to develop or commercialize on its own, on terms that are not favorable to the Company. The Company’s ability to access capital when needed is not assured and, if not achieved on a timely basis, will likely have a materially adverse effect on its business, financial condition and results of operations.

Other Risks and Uncertainties

The Company operates in an industry that is subject to rapid technological change, intense competition, and significant government regulation. The Company’s operations are subject to significant risk and uncertainties including financial, operational, technological and regulatory. Such factors include, but are not necessarily limited to, market conditions of, and overall sentiment towards, the cryptoeconomy, the ability to obtain favorable licensing, manufacturing or other agreements, including risk associated with the Company’s Cognitive Research Enterprises, Inc. (formerly known as the Blanchette Rockefeller Neurosciences Institute, or BRNI) (“CRE”) licensing agreement, and the ability to raise capital to achieve strategic objectives. See additional risks and uncertainties set forth under the heading “Risk Factors” contained elsewhere in this Quarterly Report on Form 10-Q.

Note 2 – Summary of Significant Accounting Policies:

Basis of Presentation:

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the unaudited condensed financial statements included herein contain all adjustments necessary to present fairly the Company’s financial position and the results of its operations and cash flows for the interim periods presented. Such adjustments are of a normal recurring nature. The results of operations for the three and six months ended June 30, 2025 may not be indicative of results for the full year. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and the notes to those statements for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 27, 2025.

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

Comprehensive Income (Loss)

The Company follows Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 220 in reporting comprehensive income (loss). Comprehensive income (loss) is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income (loss). For the three and six months ended June 30, 2024, the Company had items of other comprehensive income (loss), which are reflected in the accompanying financial statements. The Company did not have any items of other comprehensive income (loss) for the three and six months ended June 30, 2025.

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

Since the Company incurred a net loss for the three and six months ended June 30, 2025 and 2024, all potentially dilutive securities were anti-dilutive. Accordingly, diluted net loss per share is the same as basic net loss per share for all periods presented.

The weighted average dilutive securities that have been excluded from the calculation of diluted net loss per share for the three and six months ended June 30, 2025 and 2024, respectively, are as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Common Stock Options	35,221	32,625	34,047	31,133
Convertible Preferred Stock	1,282,092	1,987,029	1,275,769	1,987,029
Common Stock Warrants	2,371,419	287,436	1,991,158	287,436
Total	3,688,732	2,307,090	3,300,974	2,305,598

Cash and Cash Equivalents and Concentration of Credit Risk:

The Company considers all highly liquid cash investments with an original maturity of three months or less when purchased to be cash equivalents. At June 30, 2025, the Company’s cash balances that exceed the current insured amounts under the Federal Deposit Insurance Corporation (“FDIC”) were approximately $0.8 million. In addition, approximately $13.5 million included in cash and cash equivalents were invested in a money market fund and in U.S. treasury bills, and approximately $4.5 million in crypto currency, at market value, which is not insured under the FDIC.

Digital Assets

Effective January 1, 2025, the Company adopted FASB Accounting Standards Update (“ASU”) 2023-08, Intangibles—Goodwill and Other—Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets. Under this guidance, crypto assets within the scope of the ASU are measured at fair value each reporting period, with changes in fair value recognized in net income. The Company’s digital assets, which are comprised solely of $TAO tokens, meet the scope requirements of ASU 2023-08.

TAO tokens are divisible into partial tokens and are presented rounded to the nearest one-hundredth of a token. The following table summarizes the Company’s digital asset holdings as of June 30, 2025:

Assets	Tokens	Cost	Fair Market Value	Unrealized Loss
Staked TAO	10,460.82	$3,512,870	$3,501,656	$11,214
Un-staked TAO	2,919.53	987,130	983,976	3,154
Totals	13,400.35	$4,500,000	$4,485,632	$14,368

Segments

The Company currently operates in one segment. The Company has included its digital asset operations in its non-segmented corporate activities. See Note 10 - Segment Reporting for further discussion.

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

BitGo, Inc. (“BitGo”) secures the Company’s digital assets in regulated, insured, cold storage with BitGo Trust Company, Inc. and facilitates the Company’s acquisitions of TAO through its affiliated platforms. BitGo serves as the principal market for the Company’s digital assets, and the fair value of digital assets is primarily determined based on pricing data obtained from BitGo. BitGo is a regulated trust company that provides custody, staking, and trading services for institutional clients and maintains insurance coverage for assets held in cold storage. Management selected BitGo based on its regulatory status, security controls, insurance coverage, and experience providing digital asset solutions to institutional clients.

Accounting for Digital Assets

Fair Market Value

Digital assets are measured at their fair market values using the last close price of the day in the Coordinated Universal Time (“UTC”) time zone at each reporting period end on the balance sheet. The Company’s digital assets are presented as current assets. The majority of the Company’s digital assets are staked with no lock-up period, and are considered current assets in accordance with ASC 210-10-20, Balance Sheet, due to the Company’s ability to sell them in a liquid marketplace and with a reasonable expectation that they will be realized in cash during the normal operating cycle of our business to support operations if needed.

Cost Basis

The cost basis of the Company’s digital assets is measured at fair value based on the spot price at the time of receipt, consistent with the applicable guidance under ASC 350-60. The Company has elected to adopt the First-In, First-Out (“FIFO”) method for determining the cost basis of digital assets disposed of. The method assumes that the assets that were acquired first are disposed of first. Realized gains and losses from the disposal of digital assets are included in other income in the Condensed Statements of Comprehensive Loss. The Company had no realized gains or losses from the disposal of digital assets for the three and six months ended June 30, 2025 and 2024.

Revenue Recognition - Digital Assets

The Company engages in network-based smart contracts by staking (or delegating) its digital assets with third party validator nodes. Through these contracts, the Company provides digital assets to stake on a node for the purpose of validating transactions and adding blocks to a respective blockchain network. The term of a smart contract can vary based on the rules of the respective blockchain and can be from immediate to several weeks after it is cancelled (or “un-staked”) by the delegator and requires that the crypto assets staked remain locked up during the duration of the smart contract. The Company stakes its TAO directly from qualified custody with BitGo Trust, enabling a yield generation while maintaining the highest standards of security and regulatory compliance. As of June 30, 2025, the Company’s staked assets have immediate terms, meaning there is no lock-up period upon the asset being un-staked.

In exchange for staking the crypto assets on blockchain networks, the Company is entitled to a fractional share of the fixed digital asset award a third-party validator node receives for successfully validating or adding a block to the blockchain. This award is remitted in the native token of the validator node and is referred to as a staking reward. The Company’s staking reward received from delegating to a third-party validator node is proportionate to the digital assets staked by the Company compared to the total digital assets staked by all delegators to that node at that time. Token rewards earned from staking are calculated and distributed directly to the Company’s digital wallets by the blockchain networks as part of their consensus mechanisms.

The Company considers the provision of validating blockchain transactions an output of the Company’s ordinary activities, providing a service to the blockchain network, and accounts for the staking rewards under ASC 606. Each separate validation under a smart contract with a network represents a performance obligation. The satisfaction of the performance obligation for processing and validating blockchain transactions occurs at a point in time when confirmation is received from the network indicating that the validation is complete, and the awards are available for transfer. At that point, the fair value of the staking reward is recognized and recorded as revenue. Once the reward has been acquired by the Company, the tokens are added to our digital asset holdings and their fair value is accounted for in accordance with ASC 820.

The following table identifies the digital assets earned from staking activities:

	For the Three and Six Months Ended		For the three and Six Months Ended
	June 30,		June 30,
	2025	2025	2024	2024
Asset	Token Rewards	Revenue	Token Rewards	Revenue
TAO	11.8354	3,962	—	—

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

Research and Development Costs:

All research and development costs, including costs to maintain or expand the Company’s patent portfolio licensed from CRE are expensed when incurred. Non-refundable advance payments for research and development are capitalized because the right to receive those services represents an economic benefit. Such capitalized advances will be expensed when the services occur and the economic benefit is realized. There were no capitalized research and development services at June 30, 2025 and December 31, 2024.

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

The Company had federal and state operating loss carryforwards for income tax purposes of approximately $110.0 million and approximately $111.3 million, respectively, for the period from October 31, 2012 (inception) through June 30, 2025. The net operating loss carryforwards and other deferred tax assets resulted in federal and state deferred tax assets of approximately $34.1 million at June 30, 2025. Deferred tax assets also include the income tax effects of share-based payments that are expected to result in future tax deductions under existing tax law. All deferred tax assets are fully offset by a valuation allowance.

The Company may be subject to significant U.S. federal income tax-related liabilities with respect to the Spin-Off if there is a determination that the Spin-Off is taxable for U.S. federal income tax purposes. In connection with the Spin-Off, the Company believes that, among other things, the Spin-Off should qualify as a tax-free transaction for U.S. federal income tax purposes under Section 355 and Section 368(a)(1)(D) of the Internal Revenue Code of 1986 (the “Code”). If the conclusions of the tax opinions are not correct, or if the Spin-Off is otherwise ultimately determined to be a taxable transaction, the Company would be liable for U.S. federal income tax related liabilities. Pursuant to the Separation and Distribution Agreement and the Tax Matters Agreement, Neurotrope agreed to indemnify Synaptogenix (now Tao Synergies Inc.) for certain liabilities, and Synaptogenix agreed to indemnify Neurotrope for certain liabilities, in each case for uncapped amounts. Indemnities that Synaptogenix (now Tao Synergies Inc.) may be required to provide Neurotrope are not subject to any cap, may be significant and could negatively impact Synaptogenix’s (now Tao Synergies Inc.) business, particularly with respect to indemnities provided in the Tax Matters Agreement. Third parties could also seek to hold Synaptogenix (now Tao Synergies Inc.) responsible for any of the liabilities that Neurotrope has agreed to retain. Further, the indemnity from Neurotrope may not be sufficient to protect Synaptogenix (now Tao Synergies Inc.) against the full amount of such liabilities, and Neurotrope may not be able to fully satisfy its indemnification obligations. Moreover, even if Synaptogenix (now Tao Synergies Inc.) ultimately succeeds in recovering from Neurotrope any amounts for which Synaptogenix (now Tao Synergies Inc.) is held liable, Synaptogenix may be temporarily required to bear these losses. At June 30, 2025 and as of the financial statement issuance date, the Company does not have any indemnification liabilities.

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

In 2014, the IRS released Notice 2014-21, which describes how existing general U.S. federal income tax principals apply to transactions using “virtual currency” and, in particular, stating that such virtual currency (i) is “property,” (ii) is not “currency” for purposes of the rules relating to foreign currency gain or loss, and (iii) may be held as a capital asset. The Company participates in staking of virtual currency. When a taxpayer successfully receives rewards from staking, the fair market value of the virtual currency as of the date of receipt is includable in gross income. If the taxpayer later sells or trades the virtual currency in exchange for property or services, it could trigger a gain or loss, which is calculated based on the difference between the selling price and basis (fair market value at time of receipt). As the virtual currency landscape evolves, Treasury may provide additional guidance in the future.

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

In December 2023, the FASB also issued ASU 2023-08, Intangibles—Goodwill and Other—Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets, which requires public entities to measure in-scope cryptocurrency assets at fair value in the statement of financial position, and to recognize gains and losses from changes in the fair value of cryptocurrency in net income each reporting period. ASU 2023-08 will also require entities to provide certain interim and annual disclosures with respect to their cryptocurrency holdings. The standard is effective for our interim and annual periods beginning January 1, 2025, with a cumulative-effect adjustment to the opening balance of retained earnings as of the beginning of the annual reporting period in which we adopt the guidance. The Company adopted ASU 2023-08 on January 1, 2025. Because the Company did not acquire cryptocurrency assets until

June 2025, there was no cumulative-effect adjustment upon adoption; however, the guidance changed the Company’s accounting for such assets on a prospective basis.

Recently Issued Accounting Pronouncements:

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures which requires public entities to disclose specific categories in the effective tax rate reconciliation, as well as expanded disclosures on income taxes paid by jurisdictions. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company will adopt ASU 2023-09 in its annual financial statements for the year ending December 31, 2025, and does not expect the adoption to have a material impact on its financial statements other than the additional required disclosures.

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

Note 3 – Collaborative Agreements and Commitments:

Strategic Investments in TAO Cryptocurrency

On June 24, 2025, the Company announced its initial purchase of TAO as part of the Company’s cryptocurrency treasury strategy and that BitGo had been selected to provide qualified custody, staking and trading services for the Company’s TAO holdings.

BitGo secures the Company’s digital assets in regulated, insured cold storage with BitGo Trust Company, Inc. and facilitates the Company’s acquisitions of TAO through its affiliated trading platforms, including access to liquidity via its OTC desk. TAO is staked directly from qualified custody with BitGo Trust, enabling the Company to generate yield while maintaining security and regulatory compliance. The Company has begun to generate revenue through TAO staking. The initial acquisition of TAO was funded by the Company’s cash reserves and balance sheet.

The Company intends to stake its TAO holdings and, as a result, will earn a return on its staking which is received in additional TAO tokens.

It was determined that TAO is considered an intangible asset pursuant to ASU 2023-08. As such, and based upon its liquidity, the Company is accounting for the value of TAO investments and TAO earned thru staking activities as a current asset, based upon fair market value at the applicable measurement date and time applied consistently each period.

Below is a summary of activity for TAO as of June 30, 2025:

Balance of Digital Assets as of January 1, 2025	$—
Number of TAO tokens purchased and earned as of June 30, 2025	13,412.18246
Value per token as of June 30, 2025	$334.74
Value of TAO investment as of June 30, 2025	$4,489,594
Amount invested as of June 30, 2025	$4,500,000
Net change	$(10,406)
Unrealized loss on remeasurement	(14,368)
Increase from staking rewards	3,962
Net Change	$(10,406)

The following table identifies the digital assets earned from staking activities:

	For the Three and Six Months Ended		For the three and Six Months Ended
	June 30,		June 30,
	2025	2025	2024	2024
Asset	Token Rewards	Revenue	Token Rewards	Revenue
TAO	11.8354	3,962	—	—

Cost of Revenue

The Company’s cost of revenues related to its digital asset staking are primarily advisory fees incurred for the processing of the staking transactions and fees for BitGo (our cryptocurrency exchange). These costs are directly related to the production of digital asset staking revenues. For three and six months ended June 30, 2025, the cost associated with the revenue recorded from digital asset staking is immaterial.

As of August 12, 2025, the Company had a total of approximately 42,430 TAO tokens.

Stanford License Agreements

On May 12, 2014, the Company entered into a license agreement (the “Stanford Agreement”) with The Board of Trustees of The Leland Stanford Junior University (“Stanford”), pursuant to which Stanford has granted to the Company a revenue-bearing, world-wide right and exclusive license, with the right to grant sublicenses (on certain conditions), under certain patent rights and related technology for the use of bryostatin structural derivatives, known as “bryologs,” for use in the treatment of central nervous system disorders, lysosomal storage diseases, stroke, cardio protection and traumatic brain injury, for the life of the licensed patents. The Company is required to use commercially reasonable efforts to develop, manufacture and sell products (“Licensed Products”) in the Licensed Field of Use (as defined in the Stanford Agreement) during the term of the licensing agreement which expires upon the termination of the last valid claim of any licensed patent under this agreement. In addition, the Company must meet specific product development milestones, and upon meeting such milestones, make specific milestone payments to Stanford. The Company must also pay Stanford royalties of 3% of net sales, if any, of Licensed Products (as defined in the Stanford Agreement) and milestone payments of up to $3.7 million dependent upon stage of product development. As of June 30, 2025, no royalties nor milestone payments have been earned or made.

On January 19, 2017, the Company entered into a second license agreement with Stanford, pursuant to which Stanford has granted to the Company a revenue-bearing, world-wide right and exclusive license, with the right to grant sublicenses (on certain conditions), under certain patent rights and related technology for the use of “Bryostatin Compounds and Methods of Preparing the Same,” or synthesized bryostatin, for use in the treatment of neurological diseases, cognitive dysfunction and psychiatric disorders, for the life of the licensed patents. The Company paid Stanford $70,000 upon executing the license and is obligated to pay an additional $10,000 annually as a license maintenance fee. In addition, based upon certain milestones that include product development and commercialization, the Company will be obligated to pay up to an additional $2.1 million and between 1.5% and 4.5% royalty payments on certain revenues generated by the Company relating to the licensed technology. On November 9, 2021, the Company revised the existing licensing agreement with Stanford. The revisions extended all the required future product development and commercialization milestones. The Company is currently in full compliance with the revised agreement and is moving forward on its commitments. As of June 30, 2025, no royalties nor milestone payments have been earned or made.

The Company has advanced the development of synthetic bryostatin by demonstrating the equivalence of the synthetic to the natural bryostatin product. The estimated cost to initiate and produce sufficient quantities of the synthetic bryostatin drug product is approximately $1.5 million. The Company is evaluating production alternatives at this time in light of its new business strategy.

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

The Company is required to pay Mt. Sinai milestone payments of $2.0 million upon approval of a new drug application (“NDA”) in the United States and an additional $1.5 million for an NDA approval in the European Union or Japan. In addition, the Company is required to pay Mt. Sinai royalties on net sales of licensed product of 2.0% for up to $250 million of net sales and 3.0% of net sales over $250 million. Since inception, the Company has paid Mt. Sinai approximately $210,000 consisting of licensing fees of $135,000 plus development costs and patent fees of approximately $75,000. As of June 30, 2025, no royalties nor milestone payments have been earned or made.

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

In connection with the Supply Agreement, on June 9, 2020, the Company entered into a transfer agreement (the “Transfer Agreement”) with BryoLogyx. Pursuant to the terms of the Transfer Agreement, the Company agreed to assign and transfer to BryoLogyx all of the Company’s right, title and interest in and to that certain Cooperative Research and Development Agreement, dated as of January 29, 2019 (the “CRADA”), by and between the Company and the U.S. Department of Health and Human Services, as represented by the NCI, under which Bryostatin-1’s ability to modulate CD22 in patients with relapsed/refractory CD22+ disease has been evaluated to date. Pursuant to guidance provided by NCI, the Company CRADA has been cancelled and BryoLogyx has initiated a request for a new CRADA in its name. BryoLogyx will be filing its own investigational new drug application (“IND”) for CD22 with the FDA. As consideration for the transfer of rights to the CRADA, BryoLogyx has agreed to pay to the Company 2% of the gross revenue received in connection with the sale of bryostatin products, up to an aggregate payment amount of $1 million. No such revenues have been earned as of June 30, 2025.

Nemours Agreement

On September 5, 2018, the Company announced a collaboration with Nemours A.I. DuPont Hospital (“Nemours”), a premier U.S. children’s hospital, to initiate a clinical trial in children with Fragile X syndrome, a genetic disorder. In addition to the primary objective of safety and tolerability, measurements will be made of working memory, language and other functional aspects such as anxiety, repetitive behavior, executive functioning, and social behavior. On August 5, 2021, the Company announced its memorandum of understanding with Nemours to initiate a clinical trial using Bryostatin-1, under Orphan Drug Status, to treat Fragile X. The Company intends to provide the Bryostatin-1 and obtain the IND, and Nemours intends to provide the clinical site and attendant support for the trial. The Company and Nemours, jointly, will develop the trial protocol. The Company estimates its total trial and IND cost to be approximately $2.0 million. As of June 30, 2025, the Company has incurred cumulative expenses associated with this agreement of approximately $100,000.

The Company has filed an IND with the FDA. The FDA has placed the development of the IND on clinical hold pending completion of further analytics relating to drug pharmacokinetics and pharmacodynamics. The Company is currently evaluating its plans to advance Fragile X development.

Cleveland Clinic

On February 23, 2022, the Company announced its collaboration with Cleveland Clinic to pursue possible treatments for Multiple Sclerosis (“MS”), and on July 19, 2023, the Company announced that it had entered into an agreement with Cleveland Clinic to conduct a Phase 1 trial of Bryostatin-1 in MS. Cleveland Clinic will manage the clinical trial’s implementation, including an IND submission to the FDA and patient enrollment. Cleveland Clinic has enrolled three subjects and has dosed two to - date, with the total planned enrollment in the MS Trial of 20 subjects. The total estimated costs associated with this collaboration were approximately $2.0 million. As of June 30, 2025, the Company has incurred expenses to Cleveland Clinic of approximately $563,000 of which $35,000 was expensed during the three and six months ended June 30, 2025.

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

After Neurotrope’s initial Series A Stock financing, the CRE License Agreement required the Company to enter into scope of work agreements with CRE as the preferred service provider for any research and development services or other related scientific assistance and support services. There were no such statements of work agreements entered into during the six months ended June 30, 2025 and 2024.

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

On June 6, 2025, Mr. Joshua Silverman was appointed as Executive Chairman of the Company’s board of directors. In consideration of his new role, Mr. Silverman was paid a salary of $30,000 per month. For the three and six months ended June 30, 2025, $120,000 and $125,000, respectively, is reflected as part of general and administrative expenses in the Company’s Condensed Statements of comprehensive loss. As noted below, on August 14, 2025, the Company entered into the Silverman Compensation Agreement (as defined below) with Mr. Silverman, effective as of July 1, 2025, pursuant to which Mr. Silverman will serve as the Company’s Executive Chairman.

On June 4, 2025, Dr. Daniel L. Alkon resigned as an officer, director and Chief Scientific Officer of the Company to become a consultant working with the Company’s newly established Bryostatin Development Committee (the “Committee”), consisting of Mr. William Singer and Mr. Joshua Silverman. Dr. Alkon will serve as director of the Bryostatin Platform Development Program and will work with the Committee to find and evaluate opportunities for continued development of the Company’s Bryostatin assets. On June 4,

2025, Dr. Alkon entered into a consulting agreement with the Company (the “Alkon Consulting Agreement”). In connection with his resignation, and pursuant to the Alkon Consulting Agreement, the Company and Dr. Alkon agreed to reduce Dr. Alkon’s base monthly salary to $12,500 per month. See Note 5—Other Agreements—Resignation of Dr. Daniel L. Alkon, M.D.

On August 14, 2025, the Company entered into an Executive Compensation Agreement (the “Silverman Compensation Agreement”) with Joshua N. Silverman, effective as of July 1, 2025, pursuant to which Mr. Silverman will serve as the Company’s Executive Chairman.

The Silverman Compensation Agreement provides for an initial three-year term, with automatic one-year renewal periods unless either party provides at least ninety (90) days’ prior written notice of non-renewal. Under the Silverman Compensation Agreement, Mr. Silverman is entitled to an annual base salary of $360,000, subject to annual review and potential increase by the Compensation Committee of the Board. Mr. Silverman is eligible to receive an annual performance-based bonus. In addition, Mr. Silverman is entitled to receive annual long-term incentive awards under the Company’s Long Term Incentive Plan with a target annual equity award grant date fair value to equal 300% of Mr. Silverman’s base salary.

In the event of termination without “Cause” or by Mr. Silverman for “Good Reason” (as such terms are defined in the Silverman Compensation Agreement). Mr. Silverman is entitled to receive accrued compensation through the termination date, severance equal to two times the sum of his base salary and target bonus (prorated for the year of termination), payable over 24 months, and accelerated vesting of all unvested equity awards. If such termination occurs within two years following or six months preceding a “Change in Control” (as defined in the Silverman Compensation Agreement), Mr. Silverman is entitled to enhanced severance equal to three times the sum of his base salary and target bonus, payable in a lump sum, and full acceleration of all unvested equity awards.

In the event of Mr. Silverman’s death during the term of the Silverman Compensation Agreement, his estate is entitled to receive accrued compensation, any unpaid bonus amounts, accelerated vesting of all unvested equity awards, and any other benefits due under the Company’s benefit plans. In addition, the death benefit under the Company’s life insurance program, if any, will be paid to his designated beneficiary or estate. If Mr. Silverman’s employment terminates due to disability, he is entitled to accrued compensation, prorated target bonus, and continued salary payments for 24 months, along with accelerated vesting of all unvested equity awards and benefits under the Company’s long-term disability insurance plan, if applicable.

All severance and equity acceleration benefits are subject to Mr. Silverman’s execution and non-revocation of a general release of claims. The Agreement also includes provisions regarding confidentiality, non-disparagement, post-employment cooperation, and compliance with Section 409A of the Internal Revenue Code. Compensation under the Agreement is subject to the Company’s clawback policies as may be required by applicable law or listing standards.

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

On June 8, 2025, Dr. Tuchman resigned as Chief Executive Officer of the Company, effective June 8, 2025. Dr. Tuchman now serves as the Company’s Chief Medical Officer and remains a member of Company’s board of directors. In connection with his resignation as Chief Executive Officer, the Company and Dr. Tuchman agreed to reduce Dr. Tuchman’s base monthly salary to $7,500 per month.

As noted above in Note 4—Related Party Transactions, on August 14, 2025, the Company entered into the Silverman Compensation Agreement with Mr. Silverman, effective as of July 1, 2025, pursuant to which Mr. Silverman will serve as the Company’s Executive Chairman.

See Note 4—Related Party Transactions for additional information regarding the Silverman Compensation Agreement.

Consulting Agreements

Consulting Agreement with James Altucher and Z-List Media

On June 8, 2025, the Company entered into a consulting agreement (the “Altucher Consulting Agreement”) with James Altucher and Z-List Media, Inc. (collectively, the “Consultant”), pursuant to which the Consultant will assist the Company with, among other things, crypto portfolio management; investor relations; strategic planning; deal flow analysis and advice related to sector growth initiatives. The Altucher Consulting Agreement has a term of one year.

In connection with entry into the Altucher Consulting Agreement, the Company issued to the Consultant warrants to purchase up to an aggregate of 1,200,000 shares of Common Stock, consisting of: (i) a warrant to purchase up to 400,000 shares of Common Stock at an exercise price of $4.00 per share (the “First Tranche Warrant”), (ii) a warrant to purchase up to 200,000 shares of Common Stock at an exercise price of $6.00 per share (the “Second Tranche Warrant”), (iii) a warrant to purchase up to 200,000 shares of Common Stock at an exercise price of $8.00 per share (the “Third Tranche Warrant”) and (iv) a warrant to purchase up to 400,000 shares of Common Stock at exercise price of $12.00 per share (the “Fourth Tranche Warrant” and together the First Tranche Warrant, the Second Tranche Warrant and the Third Tranche Warrant, the “Consultant Warrants”) with each warrant subject to exercisability, forfeiture and such other terms as set forth therein. The shares of Common Stock issuable upon exercise of the Consultant Warrants are referred to herein as the “Consultant Warrant Shares.”

Pursuant to the First Tranche Warrant: (i) 200,000 Consultant Warrant Shares were immediately exercisable upon issuance and (ii) the remaining 200,000 Consultant Warrant Shares will be exercisable upon the retention of a mutually agreeable treasury manager. Pursuant to the Second Tranche Warrant, the Consultant Warrant Shares will be exercisable on the three-month anniversary of the date of issuance. Pursuant to the Third Tranche Warrant, the Consultant Warrant Shares will be exercisable on the six-month anniversary of the date of issuance. Pursuant to the Fourth Tranche Warrant, the Consultant Warrant Shares will be exercisable on the one-year anniversary of the date of issuance. Each of the Consultant Warrants expire five years from the date of issuance. See Note 6—Stockholders’ Equity—Registration Rights.

The measurement of fair value of the Consultant Warrants were determined utilizing a Black-Scholes model considering all relevant assumptions current at the date of issuance (i.e., share price, exercise price, term, volatility, risk-free rate, and expected dividend rate). The grant date fair value of these Consultant Warrants issued in 2025 was estimated to be $1,966,446 on the issuance date and was reflected as an expense over the non-vesting period of two years which the services are being performed. The range of key inputs at the date of issuance of the Consultant Warrants were as follows: dividend yield 0%; expected term of five years; equity volatility of 111.00%; and a risk-free interest rate of 4.10%.

Resignation of Dr. Daniel L. Alkon, M.D.

As noted above in Note 4—Related Party Transactions, on June 4, 2025, Dr. Daniel L. Alkon resigned as an officer, director and Chief Scientific Officer of the Company to become a consultant working with the Company’s newly established Bryostatin Development Committee, consisting of Mr. William Singer and Mr. Joshua Silverman. Dr. Alkon will serve as director of the Bryostatin Platform Development Program and will work with the Committee to find and evaluate opportunities for continued development of the Company’s Bryostatin assets. On June 4, 2025, Dr. Alkon entered into the Alkon Consulting Agreement.

In connection with his resignation, and pursuant to the Alkon Consulting Agreement, the Company and Dr. Alkon agreed to reduce Dr. Alkon’s base monthly salary to $12,500 per month. Additionally, pursuant to the Alkon Consulting Agreement, Dr. Alkon will also receive incentive fees if the Company enters into certain transactions relating to the Bryostatin assets. The Alkon Consulting Agreement has a term of one-year and is terminable by either party upon seven days’ advance notice.

Dr. Alkon’s resignation was voluntary and not the result of any disagreement with the operations, policies or practices of the Company.

Contingencies

Pursuant to the Separation Agreement and Tax Matters Agreement with Neurotrope, Neurotrope agreed to indemnify Synaptogenix for certain liabilities, and Synaptogenix agreed to indemnify Neurotrope for certain liabilities, in each case for uncapped amounts. Indemnities that Synaptogenix may be required to provide Neurotrope are not subject to any cap, may be significant and could negatively impact Synaptogenix’s (now Tao Synergies Inc.) business, particularly with respect to indemnities provided in the Tax Matters Agreement. Third parties could also seek to hold Synaptogenix (now Tao Synergies Inc.) responsible for any of the liabilities that Neurotrope has agreed to retain. Further, the indemnity from Neurotrope may not be sufficient to protect Synaptogenix (now Tao Synergies Inc.) against the full amount of such liabilities, and Neurotrope may not be able to fully satisfy its indemnification obligations. Moreover, even if Synaptogenix ultimately succeeds in recovering from Neurotrope any amounts for which Synaptogenix (now Tao Synergies Inc.) is held liable, Synaptogenix (now Tao Synergies Inc.) may be temporarily required to bear these losses. As of the reporting date, there are no claims relating to the indemnification agreement.

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

September 2024 Private Placement

On September 10, 2024, the Company entered into a Securities Purchase Agreement (the “Series C Purchase Agreement”) with certain accredited investors (the “Series C Investors”), pursuant to which it agreed to sell to the Series C Investors (i) in a registered direct offering, an aggregate of 1,793 shares of the Company’s newly-designated Series C convertible preferred stock, par value $0.0001, with a stated value of $1,000 per share (the “Series C Preferred Stock”), initially convertible into up to 448,250 shares of Common Stock (the “Registered Conversion Shares”) and (ii) in a concurrent private placement, an aggregate of 3,207 shares of the Series C Preferred Stock, initially convertible into up to 801,750 shares of Common Stock (the “Unregistered Conversion Shares” and, together with the Registered Conversion Shares, the “Series C Conversion Shares”) as well as warrants (the “Series C Warrants”) to acquire up to an aggregate of 1,250,000 shares of Common Stock (the “Series C Warrant Shares”) (the registered direct offering and the concurrent private placement collectively, the “Series C Offering”).

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

The terms of the Series C Preferred Stock were as set forth in the Series C Certificate of Designations, which was filed with the Secretary of State for the State of Delaware on September 12, 2024. The Series C Preferred Stock was convertible into Series C Conversion Shares at the election of the holder at any time at the Series C Conversion Price. The Series C Conversion Price was subject to customary adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustment in the event of any issuances of Common Stock, or securities convertible, exercisable or exchangeable for Common Stock, at a price below the then-applicable Series C Conversion Price (subject to certain exceptions). We were required to redeem the Series C Preferred Shares in equal quarterly installments, commencing on October 31, 2024. The amortization payments due upon such redemption were payable in cash at 107% of the applicable Installment Amount (as defined in the Series C Certificate of Designations).

The holders of the Series C Preferred Shares were entitled to dividends of 5% per annum, compounded quarterly, which were payable in cash. Upon the occurrence and during the continuance of a Triggering Event (as defined in the Series C Certificate of Designations), the Series C Preferred Shares accrued dividends at the rate of 15% per annum. The holders of Series C Preferred Shares were entitled to vote with holders of the Common Stock as a single class on all matters that holders of Common Stock were entitled to vote upon, with the number of votes per Series C Preferred Share equal to the stated value of such Series C Preferred Share divided by the “Minimum Price” (as defined in Rule 5635 of the Listing Rules of the Nasdaq Stock Market) immediately prior to the date of the Series C Purchase Agreement.

Notwithstanding the foregoing, the Company’s ability to settle conversions was subject to certain limitations set forth in the Certificate of Designations, including a limit on the number of shares that may be issued until the time, if any, that the Company received Nasdaq Stockholder Approval. The Company received Nasdaq Stockholder Approval of these matters at a meeting held on December 6, 2024. Further, the Series C Certificate of Designations contained a certain beneficial ownership limitation after giving effect to the issuance of shares of Common Stock issuable upon conversion of the Series C Certificate of Designations or Series C Warrants.

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

As of the date hereof, the Series C Preferred Stock has been completely redeemed and, as a result, no shares of Series C Preferred Stock are outstanding.

Amendment to Series C Preferred Certificate of Designations

In connection with entry into the Purchase Agreement, on June 9, 2025, the Company filed a certificate of amendment (the “Series C Certificate of Amendment”) to the Series C Certificate of Designation, pursuant to which, among other things, the Company and the Series C Investors agreed to eliminate the right of the Series C Investors to require the Company to redeem their shares of Series C Preferred Stock in certain circumstances. Additionally, the Series C Certificate of Amendment amended the definition of Change of Control Redemption Premium related to the volatility input to an expected volatility equal to the 100-day volatility, obtained from the “HVT” function on Bloomberg (determined utilizing a 365 day annualization factor) as of the trading day immediately following the public announcement of the applicable contemplated Change of Control (as defined in the Series C Certificate of Designation).

First Amendment to Series C Warrants

In connection with entry into the Purchase Agreement, on June 9, 2025, the Company entered into an amendment (the “First Series C Warrant Amendment”) to the Series C Warrants with holders of the Series C Warrants to amend certain provisions as follows: (i) to modify the Black Scholes Consideration Value (as defined therein) and Black Scholes Value (as defined therein) calculation inputs from an expected volatility equal to the greater of 100% and the 30-day volatility obtained from the “HVT” function on Bloomberg (determined utilizing a 365-day annualization factor) as of the trading day immediately following the date of issuance, to an expected volatility equal to the 30-day volatility obtained from the “HVT” function on Bloomberg (determined utilizing a 365-day annualization factor) as of the trading day immediately following the date of issuance and (ii) to modify the Black Scholes Value (as defined therein) used to calculate payments to holders of the Series C Warrants in the event of a Fundamental Transaction (as defined therein) that is not approved by the Company’s board of directors or involves no consideration to holders of the Series C Warrants.

Second Amendment to Series C Warrants

On August 14, 2025, the Company entered into a second amendment (the “Second Series C Warrant Amendment”) to the Series C Warrants with holders of the Series C Warrants, effective as of June 30, 2025, to amend certain provisions as follows: (i) to further modify the Black Scholes Value (as defined therein) used to calculate payments to holders of the Series C Warrants in the event of a Fundamental Transaction (as defined therein) that is not approved by the Company’s board of directors or involves no consideration to holders of the Series C Warrants, from the greatest of (a) the Black Scholes Value of the remaining unexercised portion of the Series C Warrant, and (b) 125% of the positive difference between (1) product of the number of warrant shares underlying the unexercised portion of the Series C Warrant and the highest VWAP for the Common Stock during the period commencing twenty (20) trading days prior to the public announcement of the Fundamental Transaction (as defined therein) and ending on the consummation thereof and (2) the remaining aggregate exercise price of the Series C Warrant, to the greatest of (a) the Black Scholes Value of the remaining unexercised portion of the Series C Warrant, and (b) the positive difference between (1) product of the number of warrant shares underlying the unexercised portion of the Series C Warrant and the highest VWAP for the Common Stock during the period commencing twenty (20) trading days prior to the public announcement of the Fundamental Transaction and ending on the consummation thereof and (2) the remaining aggregate exercise price of the Series C Warrant, and (ii) to remove the provision providing for an increase in the exercise price of the Series C Warrants upon (a) the increase or decrease of the purchase or exercise price of any options, (b) the issuance of additional consideration upon the conversion of any convertible securities or (c) the increase or decrease of the rate of conversion of any convertible securities.

First Amendment to 2024 Placement Agent Warrants

On August 14, 2025, the Company entered into an amendment (the “2024 Placement Agent Warrant Amendment”) to the warrants issued pursuant to that certain engagement letter, by and between the Company and GP Nurmenkari Inc., dated September 10, 2024 (the “2024 Placement Agent Warrants”), in its capacity as the Series D Placement Agent, effective as of June 30, 2025, to amend certain provisions as follows: (i) to further modify the Black Scholes Value (as defined therein) used to calculate payments to holders of the 2024 Placement Agent Warrants in the event of a Fundamental Transaction (as defined therein) that is not approved by the Company's board of directors or involves no consideration to holders of the 2024 Placement Agent Warrants, from the greatest of (a) the Black Scholes Value of the remaining unexercised portion of the 2024 Placement Agent Warrant, and (b) 125% of the positive difference between (1) product of the number of warrant shares underlying the unexercised portion of the 2024 Placement Agent Warrant and the highest VWAP for the Common Stock during the period commencing twenty (20) trading days prior to the public announcement of the Fundamental Transaction (as defined therein) and ending on the consummation thereof and (2) the remaining aggregate exercise price of the 2024 Placement Agent Warrant, to the greatest of (a) the Black Scholes Value of the remaining unexercised portion of the 2024 Placement Agent Warrant, and (b) the positive difference between (1) product of the number of warrant shares underlying the unexercised portion of the 2024 Placement Agent Warrant and the highest VWAP for the Common Stock during the period commencing twenty (20) trading days prior to the public announcement of the Fundamental Transaction and ending on the consummation thereof and (2) the remaining aggregate exercise price of the 2024 Placement Agent Warrant, and (ii) to remove the provision providing for an increase in the exercise price of the 2024 Placement Agent Warrants upon (a) the increase or decrease of the purchase or exercise price of any options, (b) the issuance of additional consideration upon the conversion of any convertible securities or (c) the increase or decrease of the rate of conversion of any convertible securities.

June 2025 Private Placement

On June 9, 2025, the Company entered into a Securities Purchase Agreement (the “Series D Purchase Agreement”) with certain accredited investors (the “Series D Investors”), pursuant to which it agreed to sell to the Investors in a private placement (the “Series D Private Placement”) (i) an aggregate of 5,500 shares of the Company’s newly designated Series D convertible preferred stock, par value $0.0001, with a stated value of $1,000 per share (the “Series D Preferred Stock”), initially convertible into up to 1,833,333 shares of the Company’s Common Stock, par value $0.0001 per share at an initial conversion price of $3.00 and (ii) warrants to purchase up to an aggregate of 1,833,333 shares of Common Stock (the “Series D Warrants”). The shares of Common Stock issuable upon conversion of the Series D Preferred Stock are referred to as the “Series D Conversion Shares.”

GP Nurmenkari Inc. acted as the placement agent for the Offering (the “Series D Placement Agent”). In connection with the Series D Private Placement, pursuant to an Engagement Letter between the Company and the Series D Placement Agent, the Company agreed to pay the Series D Placement Agent (i) a cash fee equal to 7.0% of the gross proceeds from any sale of securities in the Series D Private Placement and (ii) warrants to purchase shares of Common Stock equal to 3.0% of the number of shares of Common Stock that the Series D Preferred Stock are initially convertible into, with an exercise price of $3.00 per share and a five-year term. The terms of the Series D Preferred Stock are as set forth in the form of Certificate of Designations (the “Series D Certificate of Designations”), which was filed with the Secretary of State for the State of Delaware on June 9, 2025. The Series D Preferred Stock is convertible into Series D Conversion Shares at the election of the holder at any time at an initial conversion price of $3.00 (the “Series D Conversion Price”). The Series D Conversion Price is subject to customary adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustment in the event of any issuances of Common Stock, or securities convertible, exercisable or exchangeable for Common Stock, at a price below the then-applicable Series D Conversion Price (subject to certain exceptions). The Company is required to redeem the Series D Preferred Stock in equal quarterly installments, commencing on September 30, 2025. The amortization payments due upon such redemption are payable in cash at 107% of the applicable Installment Amount (as defined in the Series D Certificate of Designations).

The holders of the Series D Preferred Stock are entitled to dividends of 5% per annum, compounded quarterly, which will be payable in cash. Upon the occurrence and during the continuance of a Triggering Event (as defined in the Series D Certificate of Designations), the Series D Preferred Stock will accrue dividends at the rate of 15% per annum. The holders of Series D Preferred Stock are entitled to vote with holders of the Common Stock as a single class on all matters that holders of Common Stock are entitled to vote upon, with the number of votes per share of Series D Preferred Stock equal to the stated value of such share of Series D Preferred Stock divided by the then-applicable Series D Conversion Price; provided, however that in no event shall the then-applicable Series D Conversion Price be less than the “Minimum Price” (as defined in Nasdaq Listing Rule 5635) on the date immediately prior to the date of the Series D Purchase Agreement.

Notwithstanding the foregoing, the Company’s ability to settle conversions is subject to certain limitations set forth in the Series D Certificate of Designations, including a limit on the number of shares that may be issued until the time, if any, that the Company’s stockholders have approved the issuance of more than 19.99% of the Company’s outstanding shares of Common Stock in accordance with Nasdaq listing standards (the “Nasdaq Stockholder Approval”). The Company received stockholder approval of these matters at a meeting held on August 6, 2025. Further, the Series D Certificate of Designations contains a certain beneficial ownership limitation after giving effect to the issuance of shares of Common Stock issuable upon conversion of the Series D Certificate of Designations or Series D Warrants.

The Series D Certificate of Designations includes certain Triggering Events (as defined in the Series D Certificate of Designations), including, among other things, the failure to file and maintain an effective registration statement covering the sale of the holder’s securities registrable pursuant to the Series D Registration Rights Agreement (defined below) and the Company’s failure to pay any amounts due to the holders of the Series D Preferred Stock when due. In connection with a Triggering Event, each holder of Series D Preferred Stock will be able to require the Company to redeem in cash any or all of the holder’s Series D Preferred Stock at a premium set forth in the Series D Certificate of Designations.

The Company is subject to certain affirmative and negative covenants regarding the incurrence of indebtedness, acquisition and investment transactions, the existence of liens, the repayment of indebtedness, the payment of cash in respect of dividends (other than dividends pursuant to the Series D Certificate of Designations), distributions or redemptions, and the transfer of assets, among other matters.

There is no established public trading market for the Series D Preferred Stock and the Company does not intend to list the Series D Preferred Stock on any national securities exchange or nationally recognized trading system.

The Purchase Agreement contains certain representations and warranties, covenants and indemnities customary for similar transactions. The representations, warranties and covenants contained in the Purchase Agreement were made solely for the benefit of the parties to the Purchase Agreement and may be subject to limitations agreed upon by the contracting parties.

Series D Warrants

The Series D Warrants are exercisable immediately at an exercise price of $3.00 per share (the “Series D Exercise Price”) and expire five years from the date of issuance. The Series D Exercise Price is subject to customary adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustment, on a “full ratchet” basis, in the event of any issuances of Common Stock, or securities convertible, exercisable or exchangeable for Common Stock, at a price below the then-applicable Series D Exercise Price (subject to certain exceptions). There is no established public trading market for the Series D Warrants and the Company does not intend to list the Series D Warrants on any national securities exchange or nationally recognized trading system.

Amendment to Series D Warrants

On August 14, 2025, the Company entered into an amendment (the “Series D Warrant Amendment”) to the Series D Warrants with holders of the Series D Warrants, effective as of June 30, 2025, to amend certain provisions as follows: (i) to further modify the Black Scholes Value (as defined therein) used to calculate payments to holders of the Series D Warrants in the event of a Fundamental Transaction (as defined therein) that is not approved by the Company’s board of directors or involves no consideration to holders of the Series D Warrants, from the greatest of (a) the Black Scholes Value of the remaining unexercised portion of the Series D Warrant, and (b) 125% of the positive difference between (1) product of the number of warrant shares underlying the unexercised portion of the Series D Warrant and the highest VWAP for the Common Stock during the period commencing twenty (20) trading days prior to the public announcement of the Fundamental Transaction (as defined therein) and ending on the consummation thereof and (2) the remaining aggregate exercise price of the Series D Warrant, to the greatest of (a) the Black Scholes Value of the remaining unexercised portion of the Series D Warrant, and (b) the positive difference between (1) product of the number of warrant shares underlying the unexercised portion of the Series D Warrant and the highest VWAP for the Common Stock during the period commencing twenty (20) trading days prior to the public announcement of the Fundamental Transaction and ending on the consummation thereof and (2) the remaining aggregate exercise price of the Series D Warrant, and (ii) to remove the provision providing for an increase in the exercise price of the Series D Warrants upon (a) the increase or decrease of the purchase or exercise price of any options, (b) the issuance of additional consideration upon the conversion of any convertible securities or (c) the increase or decrease of the rate of conversion of any convertible securities.

First Amendment to 2025 Placement Agent Warrants

On August 14, 2025, the Company entered into an amendment (the “2025 Placement Agent Warrant Amendment”) to the warrants issued pursuant to that certain engagement letter, by and between the Company and GP Nurmenkari Inc., dated June 9, 2025 (the “2025 Placement Agent Warrants”), in its capacity as the Series C Placement Agent, effective as of June 30, 2025, to amend certain provisions as follows: (i) to further modify the Black Scholes Value (as defined therein) used to calculate payments to holders of the 2025 Placement Agent Warrants in the event of a Fundamental Transaction (as defined therein) that is not approved by the Company’s board of directors or involves no consideration to holders of the 2025 Placement Agent Warrants, from the greatest of (a) the Black Scholes Value of the remaining unexercised portion of the 2025 Placement Agent Warrant, and (b) 125% of the positive difference between (1) product of the number of warrant shares underlying the unexercised portion of the 2025 Placement Agent Warrant and the highest VWAP for the Common Stock during the period commencing twenty (20) trading days prior to the public announcement of the Fundamental Transaction (as defined therein) and ending on the consummation thereof and (2) the remaining aggregate exercise price of the 2025 Placement Agent Warrant, to the greatest of (a) the Black Scholes Value of the remaining unexercised portion of the 2025 Placement Agent Warrant, and (b) the positive difference between (1) product of the number of warrant shares underlying the unexercised portion of the 2025 Placement Agent Warrant and the highest VWAP for the Common Stock during the period commencing twenty (20) trading days prior to the public announcement of the Fundamental Transaction and ending on the consummation thereof and (2) the remaining aggregate exercise price of the 2025 Placement Agent Warrant, and (ii) to remove the provision providing for an increase in the exercise price of the 2025 Placement Agent Warrants upon (a) the increase or decrease of the purchase or exercise price of any options, (b) the issuance of additional consideration upon the conversion of any convertible securities or (c) the increase or decrease of the rate of conversion of any convertible securities.

Registration Rights

In connection with the Series D Purchase Agreement, on June 9, 2025, the Company and the Series D Investors entered into a Registration Rights Agreement (the “Registration Rights Agreement”), pursuant to which the Company was required to file a resale registration statement (the “Resale Registration Statement”) with the SEC to register for resale (i) the Series D Conversion Shares, (ii) the Series D Warrant Shares, (iii) the Consultant Warrant Shares (see Note 5: Other Commitments—Consulting Agreement— Consulting Agreement with James Altucher and Z-List Media) and (iv) the shares underlying warrants issued to the Series D Placement Agent. The Resale Registration Statement was declared effective by the SEC on July 17, 2025. The Company is required to maintain the effectiveness of the Resale Registration Statement pursuant to the terms of the Registration Rights Agreement.

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

During the three months ended June 30, 2025 and 2024, the Company recorded a loss of $554,000 and $154,000, respectively related to the change in fair value of the Series B warrant liability, which is recorded in other income (expense) on the Condensed Statements of Comprehensive Loss. During the six months ended June 30, 2025 and 2024, the Company recorded a loss of $442,000 and $381,000, respectively related to the change in fair value of the Series B warrant liability, which is recorded in other income (expense) on the Condensed Statements of Comprehensive Loss. The fair value of the warrants of $752,000 was estimated at June 30, 2025 utilizing the Black Scholes Model using the following weighted average assumptions: dividend yield 0%; remaining term of 2.39 years; equity volatility of 100%; and a risk-free interest rate of 3.64%.

Accounting Treatment of September 2024 Private Placement

Series C Preferred Shares

The Series C Preferred Shares were determined to be more akin to a debt-like host than an equity-like host. The Company identified the following embedded features that are not clearly and closely related to the debt host instrument: 1) certain contingent redemption options and 2) variable share-settled installment conversions. These features were bundled together, assigned probabilities of being affected and measured at fair value. Subsequent changes in fair value of these features are recognized in the Condensed Statement of Comprehensive Loss. The Company estimated the approximately $6.1 million fair value of the bifurcated embedded derivative at issuance using a discounted cash flow scenario model, with the following inputs: the fair value of our common stock of $2.85 on the issuance date, estimated equity volatility of 90.0%, the time to maturity of 1.57 years, the installment redemption premium of 107%, a market interest rate of 5.53%, a risk-free rate of 3.76%, and dividend rate of 5%. The fair value of the bifurcated derivative liability was estimated utilizing the with and without method which uses the probability weighted difference between the scenarios with the derivative and the plain vanilla maturity scenario without a derivative.

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

The modification of terms pursuant to the Series C Certificate of Amendment on June 9, 2025 resulted in accounting treatment as an extinguishment and reissuance of the outstanding Series C Preferred Shares. As a result of the extinguishment, the Company relieved $1,627,907 of discount as reduction of additional paid-in capital to adjust the Series C Preferred Stock to its redemption value prior to extinguishment. The Company then restated the carrying value of the Series C Preferred Stock prior to the amendment at June 9, 2025 of $9,269,246 to its fair value at June 9, 2025 as amended of $3,251,578, and recognized an in-substance contribution of $6,017,668 to additional paid-in capital representing the decrease in carrying value as a result of the amendment, which represents the net of $6,361,000 attributable to the decrease in fair value of the associated bifurcated derivative, and an offset of $343,332 recorded as a premium on the Series C Preferred Stock. During the three and six months ended June 30, 2025. The Company estimated the $3,251,578 fair value of the Series C Preferred Stock at June 9, 2025 as amended using a discounted cash flow scenario model, with the following inputs: the fair value of its common stock of $3.48 on the valuation date, estimated equity volatility of 90.0%, the time to maturity of .83 years, the installment redemption premium of 107%, a market interest rate of 5.79%, a risk-free rate of 4.11% and dividend rate of 5%. The Company recorded a total of $2,320,675 and $3,407,659 against additional paid-in capital in relief of the discount during the three and six months ended June 30, 2025, respectively.

During the six months ended June 30, 2025, the Company settled $4,061,750 of the Series C Preferred Stock through $1,430,000 of cash redemptions and conversion of $2,631,750 into 877,250 shares of Common Stock and payment of $80,312 of accrued dividends in cash through installment redemptions. In conjunction with the redemptions and conversion during the six months ended June 30, 2025, the Company recognized a deemed dividend of $105,722 related to cash premiums and relieved $316,485 of the Series C Preferred Stock premium recognized in conjunction with the amendment to the Series C Preferred Stock. As of the date hereof, the Series C Preferred Stock has been completely redeemed and, as a result, no shares of Series C Preferred Stock are outstanding.

During the three and six months ended June 30, 2025, the Company settled recorded losses of $108,000 and $182,000, respectively, related to the change in fair value of the derivative liability corresponding to the Series C Preferred Shares which is recorded in other income (expense) on the Condensed Statements of Comprehensive Loss. The Company estimated the $1,000 fair value of the bifurcated embedded derivative as of June 30, 2025 using a discounted cash flow scenario model, with the following inputs: the fair value of its common stock of $7.85 on the valuation date, estimated equity volatility of 115.0%, the time to maturity of .78 years, the installment redemption premium of 107%, a market interest rate of 5.27%, a risk-free rate of 3.99% and dividend rate of 5%.

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

In connection with the June 2025 Private Placement, the number of Series C Investor Warrants outstanding increased to 1,666,668 with an adjusted exercise price of $3.00 per share pursuant to the full ratchet anti-dilution provisions contained in the Series C Investor Warrants. In addition, the number of Series C Broker Warrants outstanding increased to 50,000, with an adjusted exercise price of $3.00 per share pursuant to the full ratchet anti-dilution provisions contained in the Series C Broker Warrants. As the Series C Investor Warrants and Series C Broker Warrants are liability-classified, the changes in fair value as a result of the adjustments were recognized in earnings for the three and sixth months ended June 30, 2025.

The Series C Warrants were determined at issuance to be within the scope of ASC 480-10 as they are puttable to the Company at Holders’ election upon the occurrence of a Fundamental Transaction (as defined in the agreements). As such, the Company recorded the Series C Warrants as a liability at fair value with subsequent changes in fair value recognized in earnings.

The Second Series C Warrant Amendment amended the Fundamental Transaction provision so that it no longer represents an obligation to repurchse the Company’s shares and, as such, resulted in the reclassification of the Series C Warrants to be considered equity classified as they were no longer in the scope of ASC 480 and were determined not to be precluded from equity classification under ASC 815. In accordance with ASC 815-40, the Company remeasured the Series C Warrants at fair value as of June 30, 2025, and recognized the change in fair value as a non-cash loss of $6.4 million. The fair value of the Series C Warrants of approximately $8.6 million was estimated at June 30, 2025 utilizing the Black Scholes Model using the following weighted average assumptions: dividend yield 0%; remaining term of 4.20 years; equity volatility of 115%; and a risk-free interest rate of 3.68%.

Additionally, the Series C Warrant was reclassified to additional paid-in capital as of June 30, 2025 in the amount of $8.6 million.

During the three and six months ended June 30, 2025, the Company recorded total losses of approximately $6.4 million and $5.1 million related to the change in fair value of the Series C warrant liability prior to reclassification which is recorded in other income (expense) on the Condensed Statements of Comprehensive Loss.

Accounting Treatment of June 2025 Private Placement

Series D Preferred Shares

The Series D Preferred Shares were determined to be more akin to a debt-like host than an equity-like host. The Company identified the following embedded features that are not clearly and closely related to the debt host instrument: 1) certain contingent redemption options, 2) variable share-settled installment conversions, and 3) contingent dividends. These features were bundled together, assigned probabilities of being affected and measured at fair value. Subsequent changes in fair value of these features are recognized in the Condensed Statement of Comprehensive Loss. The Company estimated the approximately $.1 million fair value of the bifurcated embedded derivative at issuance using a discounted cash flow scenario model, with the following inputs: the fair value of the Company’s common stock of $3.50 on the issuance date, estimated equity volatility of 95.0%, the time to maturity of 1.50 years, the installment redemption premium of 107%, a market interest rate of 5.86%, a risk-free rate of 3.98%, and dividend rate of 5%. The fair value of the bifurcated derivative liability was estimated utilizing the with and without method which uses the probability weighted difference between the scenarios with the derivative and the plain vanilla maturity scenario without a derivative.

The discount to the fair value is included as a reduction to the carrying value of the Series D Preferred Shares. During the three months ended June 30, 2025, the Company recorded a total discount of approximately $5.4 million upon issuance of the Series D Preferred Shares which was comprised of the issuance date fair value of the associated embedded derivative of approximately $0.1 million, stock issuance costs of approximately $0.03 million, and the allocated value of the Warrants of $5.2 million. Upon issuance it was deemed probable that the Series D Preferred Shares will be redeemed. Accordingly, in accordance with ASC 480-10-S99-3A, the Company began accreting the carrying amount of the Series D Preferred Shares toward their redemption value. The Company recorded accretion expense of approximately $0.3 million during the three months ended June 30, 2025, representing the portion of the accretion for the current period.

During the quarter ended June 30, 2025, the Company recorded a gain of $3,000 related to the change in fair value of the derivative liability which is recorded in other income (expense) on the Condensed Statements of Comprehensive Loss. The Company estimated the $0.1 million fair value of the bifurcated embedded derivative at June 30, 2025 using a discounted cash flow scenario model, with the following inputs: the fair value of the Company’s common stock of $7.85 on the issuance date, estimated equity volatility of 105.0%, the time to maturity of 1.46 years, the installment redemption premium of 107%, a market interest rate of 5.32%, a risk-free rate of 3.78%, and dividend rate of 5%.

Series D Common Stock Warrants

The Company assessed the Series D Warrants under ASC 480 and ASC 815 and determined that they did not meet the requirements to be classified in stockholders’ equity upon issuance. As such, the Company recorded the Series D Warrants as a liability at fair value with subsequent changes in fair value recognized in earnings. The Company utilized the Black Scholes Model to calculate the value of these warrants upon issuance. The fair value of the Series D Warrants of approximately $5.4 million was estimated at the date of issuance using the following weighted average assumptions: dividend yield 0%; expected term of five years; equity volatility of 110%; and a risk-free interest rate of 4.00%.

Pursuant to the Engagement Letter, the Company issued to the Placement Agent additional Series D Warrants to purchase 55,000 shares of Common Stock with the same terms (the “Broker Warrants”). The Broker Warrants are within the scope of ASC 718 pursuant to ASC 718-10-20 and were determined to qualify for equity classification upon issuance. The total fair value of the Broker Warrants of approximately $0.2 million was included as a component of total issuance costs for the Private Placement and was accordingly allocated between the discount on the Series D Preferred Stock and the transaction cost expense associated with the Warrants.

Transaction costs incurred attributable to the Private Placement of approximately $0.7 million, which includes the issuance date fair value of the Broker Warrants of approximately $0.2 million, were allocated between the Series D Preferred Stock and the Warrants based on the gross proceeds amounts allocated to each instrument upon issuance, with $0.03 million allocated to the Series D Preferred Stock discount and $0.7 million recorded as an expense, respectively.

The Series D Warrant Amendment amended the potential payout in a Fundamental Transaction to be in line with the fair value of the Series D Warrants and removed the ability for the Series D Warrant exercise price to decrease in event that was not tied to the issuance of the Company’s shares, resulting in the reclassification of the Series D Warrants to be considered equity classified as they were determined not to no longer be precluded from equity classification under ASC 815. In accordance with ASC 815-40, the Company remeasured the Series D Warrants at fair value as of June 30, 2025, and recognized the change in fair value as a non-cash loss of $7.6 million. Additionally, the Series D Warrant was reclassified to additional paid-in capital as of June 30, 2025 in the amount of $12.9 million.

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

Based upon the Reverse Stock Split and Series B Offering, the total number of Series B Warrants held by the Series B investors has been adjusted to 123,976 with an exercise price of $2.8586 per share. In addition, the Series B Conversion Price was adjusted to $2.8656 per Series B Preferred Share.

Note 7 – Stock-Based Compensation:

2020 Equity Incentive Plan

Upon completion of the Spin-Off, the Company’s 2020 Equity Incentive Plan (the “2020 Plan”) became effective on December 7, 2020. On December 20, 2023, the Company held its annual meeting of stockholders at which time the Company’s stockholders approved an amendment to the Company’s 2020 Plan was amended to increase the total number of shares of Common Stock authorized for issuance from 55,000 to an aggregate of 175,000 shares. On August 6, 2025, the Company held a special meeting of stockholders whereby the Company’s stockholders approved amendments to the Company’s 2020 Plan to: (i) change its name to “TAO Synergies Inc. 2020 Equity Incentive Plan” and; (ii) to increase the total number of shares of Common Stock authorized for issuance from 675,000 to 2,675,000.

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

Stock and Option Grants

The following is a summary of stock option activity under the stock option plans for the six months ended June 30, 2025:

			Weighted-
			Average	Aggregate
		Weighted-	Remaining	Intrinsic
	Number	Average	Contractual	Value
	of	Exercise	Term	(in
	Shares	Price	(Years)	thousands)
Options outstanding at January 1, 2025	32,874	$139.27	7.8	$7.9
Options granted	2,400	$2.28	9.8	13.4
Less options forfeited	—	$—	—	—
Less options expired/cancelled	—	$—	—	—
Less options exercised	—	$—	—	—
Options outstanding at June 30, 2025	35,274	$129.95	7.4	$—
Options exercisable at June 30, 2025	32,874	$139.27	7.3	$—

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing price of the Common Stock, which was $7.85 per share on June 30, 2025 and $3.02 per share on December 31, 2024.

On April 3, 2025, the Company granted an aggregate of 2,400 stock options to three Board members. The stock options have an exercise price of $2.28 per share, vest on the first anniversary of issuance, and an expiration date of ten years from the date of issuance. The Company used the Black Scholes valuation method to determine the fair value of the options assuming the following: implied volatility of 114.5%, a risk-free interest rate of 3.77% and aggregate fair value of $4,589, which is expensed over the vesting term.

As of June 30, 2025, the Company had unrecognized stock option expense of $3,482 and a remaining weighted average period for recognition of 0.76 years.

On July 14, 2025, the Company granted an aggregate of 67,000 stock options to five Board members and 7,000 stock options to the Company’s Chief Financial Officer. The stock options have an exercise price of $10.38 per share, vest on the first anniversary of issuance, and an expiration date of ten years from the date of issuance. The Company used the Black Scholes valuation method to determine the fair value of the options assuming the following: implied volatility of 119%, a risk-free interest rate of 4.00% and aggregate fair value of $656,096, which is expensed over the vesting term.

Restricted Stock Units

On June 30, 2025, the Company granted an aggregate of 123,286 restricted stock units (“RSUs”) of which 107,876 were granted to five Board members and 15,410 to the Company’s Chief Financial Officer, with an aggregate fair value of $967,795. The RSUs vest 100% upon issuance. The Company recorded an expense of $967,795 during the three and six months ended June 30, 2025 relating to the issuance of these RSUs.

Director’s Compensation Policy

On March 29, 2023, the Company adopted an amended and restated non-employee director compensation policy (the “Director Compensation Policy”). The Director Compensation Policy provides for the annual automatic grant of nonqualified stock options to purchase up to 800 shares of the Company’s Common Stock to each of the Company’s non-employee directors. Such grants occur annually on the fifth business day after the filing of Company’s Annual Report on Form 10-K, if available under the Plan, and vest on the one-year anniversary from the date of grant, subject to the director’s continued service on the Board of Directors on the vesting date. Each newly appointed or elected director will also receive 800 options, and such options shall vest 50% on the grant date, 25% on the first anniversary of the grant date and 25% on the second anniversary of the grant date, subject to the director’s continued service on the Board of Directors on each vesting date. On April 3, 2025, the Company issued options to purchase a total of 2,400 shares of Common Stock as noted above.

Restricted Stock Issuances

On January 9, 2025, the Company issued 30,995 shares of restricted stock to a consultant engaged to provide investor relations services with a total fair market value on date of issuance of $100,000, expensed upon issuance. On March 14, 2025, the Company issued 1,655 shares of restricted stock to a consultant that was engaged to provide investor relations services with a total fair market value on date of issuance of $4,502, expensed upon issuance. On June 9, 2025, the Company issued 1,867 shares of restricted stock to a consultant that was engaged to provide investor relations services with a total fair market value of $4,500, expensed upon issuance.

Stock Compensation Expense

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

The Company recorded total expenses relating to the outstanding stock options and RSUs of $969,232 and $3,420 for the three months ended June 30, 2025 and 2024, respectively, and $972,941 and $17,827 for the six months ended June 30, 2025 and 2024, respectively. Each of these expenses is classified under general and administrative expenses.

Note 8 – Common Stock Warrants:

The table below presents a reconciliation of the Company’s outstanding and exercisable warrants for the six months ended June 30, 2025:

Number
of shares
Warrants outstanding and exercisable December 31, 2024	1,610,898
Warrants issued	3,517,504
Warrants exercised	(162,008)
Warrants expired	—
Warrants outstanding June 30, 2025	4,966,394
Warrants exercisable June 30, 2025	3,766,394

During the six months ended June 30, 2025, the Company issued: (i) 429,170 warrants related to the repricing of the Series C Warrants at an exercise price of $3.00 per share of Common Stock, (ii) 1,888,334 Series D Warrants to investors with an exercise price of $3.00 per share of Common Stock and (iii) 1,200,000 Consultant Warrants to a consultant with a weighted average exercise price of $7.67 per share of Common Stock, which vest between three months and one year from the date of issuance. During the six months ended June 30, 2025, 162,008 warrants were exercised with a weighted average exercise price of $2.99 per share of Common Stock, yielding proceeds of $484,326.

As of June 30, 2025, the weighted average exercise price and the weighted average remaining life of the total warrants were $17.21 per warrant and 4.48 years, respectively. The intrinsic value of the warrants as of June 30, 2025 was approximately $19.3 million. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing price of the Common Stock, which was $7.85 per share on June 30, 2025.

Note 9 - Fair Value on a Recurring Basis:

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. The estimated fair value of the warrant liability and bifurcated embedded derivatives represent Level 3 measurements. The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at June 30, 2025 and December 31, 2024 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		June 30,	December 31,
Description	Level	2025	2024
Liabilities:
Warrant liability (Note 6)	3	$752,000	$3,766,000
Derivative liability (Note 6)	3	$111,000	$6,177,000

The following table sets forth a summary of the change in the fair value of the Series B Warrant liability that is measured at fair value on a recurring basis:

Balance on December 31, 2024	$310,000
Change in fair value of warrant liabilities	442,000
Balance on June 30, 2025	$752,000

The following table sets forth a summary of the change in the fair value of the Series C Warrant liability that is measured at fair value on a recurring basis:

Balance on December 31, 2024	$3,456,000
Change in fair value of warrant liabilities	5,114,270
Reclassification of warrant liability upon amendment	(8,570,270)
Balance on June 30, 2025	$—

The following table sets forth a summary of the change in the fair value of the Series D Warrant liability that is measured at fair value on a recurring basis:

Balance on December 31, 2024	$—
Fair value of warrant liabilities upon issuance	5,248,062
Change in fair value of warrant liabilities	7,608,316
Reclassification of warrant liability upon amendment	(12,856,378)
Balance on June 30, 2025	$—

The following table sets forth a summary of the change in the fair value of the Series C Preferred Stock bifurcated embedded derivative liability that is measured at fair value on a recurring basis:

Balance on December 31, 2024	$6,177,000
Change in fair value from January 1, 2025 to June 9, 2025	222,000
Balance on June 9, 2025 prior to amendment	6,399,000
Change in fair value of derivative liability Series C Preferred Stock based upon amendment	(6,361,000)
Balance on June 9, 2025 after amendment	38,000
Change in fair value of derivative liability from June 9, 2025 to June 30, 2025	(37,000)
Balance on June 30, 2025	$1,000

The following table sets forth a summary of the change in the fair value of the Series D Preferred Stock bifurcated embedded derivative liability that is measured at fair value on a recurring basis:

Balance on December 31, 2024	$—
Fair value of derivative liability upon issuance	113,000
Change in fair value of derivative liability Series D Preferred Stock	(3,000)
Balance on June 30, 2025	$110,000

Note 10 – Business Segments:

The Company operates in one business segment, which consists of research and development activities related to developing therapeutics for neurodegenerative diseases. This determination is consistent with the financial information regularly provided to the Company’s chief operating decision maker (“CODM”). The Company’s CODM for the research and development business is its Chief Medical Officer, in conjunction with the Executive Chairman of the Board, who reviews and evaluates net loss for purposes of assessing performance, making operating decisions, allocating resources, and planning and forecasting for future periods.

Revenue generated from the Company’s digital assets for the three and six months ended June 30, 2025 was immaterial, although the related intangible asset balance is material. The CODM does not manage the digital asset activity as a separate business, and discrete financial information for this activity is not regularly prepared or reviewed for operating decision-making purposes. Accordingly, digital assets are included within the Company’s single reportable segment. The Company will continue to monitor its digital asset activity and will create a new segment if it is determined that separate segment reporting is appropriate.

In addition to the significant expense categories included within net loss presented on the Company’s Condensed Statements of Comprehensive Loss, the following tabledisaggregates the components of research and development expenses:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
External clinical development expenses	$84,457	$250,503	$110,648	$786,895
Personnel related and stock-based compensation	44,258	76,225	57,083	132,100
Other research and development expenses	19,840	15,340	41,640	32,322
Total research and development expenses	$148,555	$342,068	$209,371	$951,317

Note 11 – Subsequent Events

Refer to Notes 2, 4, 5, 6 and 7 for disclosure of applicable subsequent events.

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

Basis of Presentation

The unaudited financial statements for the six months ended June 30, 2025 and 2024 include a summary of our significant accounting policies and should be read in conjunction with the discussion below and our financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included in the financial statements. All such adjustments are of a normal recurring nature.

Overview

TAO Synergies Inc. (formerly known as Synaptogenix, Inc.) was previously a biopharmaceutical company with product candidates in pre-clinical and clinical development. We began operations in October 2012. The Company was principally focused on developing a product platform based upon a drug candidate called Bryostatin-1 for the treatment of Alzheimer’s disease. The Company was also evaluating Bryostatin-1 for other neurodegenerative or cognitive diseases and dysfunctions, such as Fragile X syndrome, Multiple Sclerosis, and Niemann-Pick Type C disease, which have undergone pre-clinical testing.

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

On June 9, 2025, in connection with the Company’s previously announced exploration of strategic opportunities, the Company announced the launch of a differentiated cryptocurrency treasury strategy focused on the pure play artificial intelligence (AI) crypto coin, TAO, the native cryptocurrency of Bittensor, a decentralized blockchain network for machine learning and AI. On June 25, 2025, the Company filed a Certificate of Amendment to its Amended and Restated Articles of Incorporation with the Secretary of State for the State of Delaware, effective June 26, 2025, to change the name of the Company from “Synaptogenix, Inc.” to “TAO Synergies Inc.”

Recent Developments

Exploring Strategic Alternatives

In December 2024, the Company announced via press release that the board of directors of Synaptogenix (the “Board”) had formed an independent special committee (the “Special Committee”) to explore strategic opportunities to create and enhance value for investors, including promising drug development platforms and/or compelling new technologies and services. Management has reviewed Synaptogenix’s financial position and has concluded that Synaptogenix’s continuing financial strength offset by anticipated future burn rate and publicly traded stock as currency allows the Special Committee to have the resources to continue evaluating potential strategic opportunities.

As a result of the Special Committee’s efforts, the Company launched its differentialed cryptocurrency treasury strategy, as described above, to stake TAO for revenue generation and capital appreciation, a strategy which underscores the Company’s mission to create value for shareholders.

September 2024 Private Placement

On September 10, 2024, the Company entered into a Securities Purchase Agreement (the “Series C Purchase Agreement”) with certain accredited investors (the “Series C Investors”), pursuant to which it agreed to sell to the Series C Investors (i) in a registered direct offering, an aggregate of 1,793 shares of the Company’s newly-designated Series C convertible preferred stock, par value $0.0001, with a stated value of $1,000 per share (the “Series C Preferred Stock”), initially convertible into up to 448,250 shares of Common Stock (the “Registered Conversion Shares”) and (ii) in a concurrent private placement, an aggregate of 3,207 shares of the Series C Preferred Stock, initially convertible into up to 801,750 shares of Common Stock (the “Unregistered Conversion Shares” and, together with the Registered Conversion Shares, the “Series C Conversion Shares”) as well as warrants (the “Series C Warrants”) to acquire up to an aggregate of 1,250,000 shares of Common Stock (the “Series C Warrant Shares”) (the registered direct offering and the concurrent private placement collectively, the “Series C Offering”).

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

The terms of the Series C Preferred Stock are as set forth in the Series C Certificate of Designations, which was filed with the Secretary of State for the State of Delaware on September 12, 2024. The Series C Preferred Stock is convertible into Series C Conversion Shares at the election of the holder at any time at the Series C Conversion Price. The Series C Conversion Price is subject to customary adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustment in the event of any issuances of Common Stock, or securities convertible, exercisable or exchangeable for Common Stock, at a price below the then-applicable Series C Conversion Price (subject to certain exceptions). We were required to redeem the Series C Preferred Shares in equal quarterly installments, commencing on October 31, 2024. The amortization payments due upon such redemption are payable in cash at 107% of the applicable Installment Amount (as defined in the Series C Certificate of Designations).

The holders of the Series C Preferred Shares were entitled to dividends of 5% per annum, compounded quarterly, which were payable in cash. Upon the occurrence and during the continuance of a Triggering Event (defined in the Series C Certificate of Designations), the Series C Preferred Shares would accrue dividends at the rate of 15% per annum. The holders of Series C Preferred Shares were entitled to vote with holders of the Common Stock as a single class on all matters that holders of Common Stock were entitled to vote upon, with the number of votes per Series C Preferred Share equal to the stated value of such Series C Preferred Share divided by the “Minimum Price” (as defined in Rule 5635 of the Listing Rules of the Nasdaq Stock Market) immediately prior to the date of the Series C Purchase Agreement.

Notwithstanding the foregoing, the Company’s ability to settle conversions was subject to certain limitations set forth in the Certificate of Designations, including a limit on the number of shares that may be issued until the time, if any, that the Company receives Nasdaq Stockholder Approval. The Company received Nasdaq Stockholder Approval of these matters at a meeting held on December 6, 2024. Further, the Series C Certificate of Designations contained a certain beneficial ownership limitation after giving effect to the issuance of shares of Common Stock issuable upon conversion of the Series C Certificate of Designations or Series C Warrants.

The Series C Certificate of Designations included certain Triggering Events (as defined in the Series C Certificate of Designations), including, among other things, the failure to file and maintain an effective registration statement covering the sale of the holder’s securities registrable pursuant to the Series C Registration Rights Agreement (defined below) and the Company’s failure to pay any amounts due to the holders of the Series C Preferred Shares when due. In connection with a Triggering Event, each holder of Series C Preferred Shares was able to require the Company to redeem in cash any or all of the holder’s Series C Preferred Shares at a premium set forth in the Series C Certificate of Designations.

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

Amendment to Series C Preferred Certificate of Designations

In connection with entry into the Series D Purchase Agreement (as defined below), on June 9, 2025, the Company filed a certificate of amendment (the “Series C Certificate of Amendment”) to the Series C Certificate of Designation, pursuant to which, among other things, the Company and the Series C Investors agreed to eliminate the right of the Series C Investors to require the Company to redeem their shares of Series C Preferred Stock in certain circumstances. Additionally, the Series C Certificate of Amendment amended the definition of Change of Control Redemption Premium related to the volatility input to an expected volatility equal to the 100-day volatility, obtained from the “HVT” function on Bloomberg (determined utilizing a 365 day annualization factor) as of the trading day immediately following the public announcement of the applicable contemplated Change of Control (as defined in the Series C Certificate of Designation).

First Amendment to Series C Warrants

In connection with entry into the Series D Purchase Agreement (as defined below), on June 9, 2025, the Company entered into an amendment (the “First Series C Warrant Amendment”) to the Series C Warrants with holders of the Series C Warrants to amend certain provisions as follows: (i) to modify the Black Scholes Consideration Value (as defined therein) and Black Scholes Value (as defined therein) calculation inputs from an expected volatility equal to the greater of 100% and the 30-day volatility obtained from the “HVT” function on Bloomberg (determined utilizing a 365-day annualization factor) as of the trading day immediately following the date of issuance, to an expected volatility equal to the 30-day volatility obtained from the “HVT” function on Bloomberg (determined utilizing a 365-day annualization factor) as of the trading day immediately following the date of issuance and (ii) to modify the Black Scholes Value (as defined therein) used to calculate payments to holders of the Series C Warrants in the event of a Fundamental Transaction (as defined therein) that is not approved by the Company’s board of directors or involves no consideration to holders of the Series C Warrants.

Second Amendment to Series C Warrants

On August 14, 2025, the Company entered into a second amendment (the “Second Series C Warrant Amendment”) to the Series C Warrants with holders of the Series C Warrants, effective as of June 30, 2025, to amend certain provisions as follows: (i) to further modify the Black Scholes Value (as defined therein) used to calculate payments to holders of the Series C Warrants in the event of a Fundamental Transaction (as defined therein) that is not approved by the Company’s board of directors or involves no consideration to holders of the Series C Warrants, from the greatest of (a) the Black Scholes Value of the remaining unexercised portion of the Series C Warrant, and (b) 125% of the positive difference between (1) product of the number of warrant shares underlying the unexercised portion of the Series C Warrant and the highest VWAP for the Common Stock during the period commencing twenty (20) trading days prior to the public announcement of the Fundamental Transaction (as defined therein) and ending on the consummation thereof and (2) the remaining aggregate exercise price of the Series C Warrant, to the greatest of (a) the Black Scholes Value of the remaining unexercised portion of the Series C Warrant, and (b) the positive difference between (1) product of the number of warrant shares underlying the unexercised portion of the Series C Warrant and the highest VWAP for the Common Stock during the period commencing twenty (20) trading days prior to the public announcement of the Fundamental Transaction and ending on the consummation thereof and (2) the remaining aggregate exercise price of the Series C Warrant, and (ii) to remove the provision providing for an increase in the exercise price of the Series C Warrants upon (a) the increase or decrease of the purchase or exercise price of any options, (b) the issuance of additional consideration upon the conversion of any convertible securities or (c) the increase or decrease of the rate of conversion of any convertible securities.

During the six months ended June 30, 2025, the Company settled $4,061,750 of the Series C Preferred Stock through $1,430,000 of cash redemptions and conversion of $2,631,750 into 877,250 shares of Common Stock and payment of $80,312 of accrued dividends in cash through installment redemptions. In conjunction with the redemptions and conversion during the six months ended June 30, 2025, the Company recognized a deemed dividend of $105,722 related to cash premiums and relieved $316,485 of the Series C Preferred Stock premium recognized in conjunction with the amendment to the Series C Preferred Stock.

June 2025 Private Placement

On June 9, 2025, the Company entered into a Securities Purchase Agreement (the “Series D Purchase Agreement”) with certain accredited investors (the “Series D Investors”), pursuant to which it agreed to sell to the Investors in a private placement (the “Series D Private Placement”) (i) an aggregate of 5,500 shares of the Company’s newly designated Series D convertible preferred stock, par value $0.0001, with a stated value of $1,000 per share (the “Series D Preferred Stock”), initially convertible into up to 1,833,333 shares of the Company’s Common Stock, par value $0.0001 per share at an initial conversion price of $3.00 and (ii) warrants to purchase up to an aggregate of 1,833,333 shares of Common Stock (the “Series D Warrants”). The shares of Common Stock issuable upon conversion of the Series D Preferred Stock are referred to as the “Series D Conversion Shares.”

GP Nurmenkari Inc. acted as the placement agent for the Offering (the “Series D Placement Agent”). In connection with the Series D Private Placement, pursuant to an Engagement Letter between the Company and the Series D Placement Agent, the Company agreed to pay the Series D Placement Agent (i) a cash fee equal to 7.0% of the gross proceeds from any sale of securities in the Series D Private Placement and (ii) warrants to purchase shares of Common Stock equal to 3.0% of the number of shares of Common Stock that the Series D Preferred Stock are initially convertible into, with an exercise price of $3.00 per share and a five-year term.

The terms of the Series D Preferred Stock are as set forth in the form of Certificate of Designations (the “Series D Certificate of Designations”), which was filed with the Secretary of State for the State of Delaware on June 9, 2025. The Series D Preferred Stock is convertible into Series D Conversion Shares at the election of the holder at any time at an initial conversion price of $3.00 (the “Series D Conversion Price”). The Series D Conversion Price is subject to customary adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustment in the event of any issuances of Common Stock, or securities convertible, exercisable or exchangeable for Common Stock, at a price below the then-applicable Series D Conversion Price (subject to certain exceptions). The Company is required to redeem the Series D Preferred Stock in equal quarterly installments, commencing on September 30, 2025. The amortization payments due upon such redemption are payable in cash at 107% of the applicable Installment Amount (as defined in the Series D Certificate of Designations).

The holders of the Series D Preferred Stock are entitled to dividends of 5% per annum, compounded quarterly, which will be payable in cash. Upon the occurrence and during the continuance of a Triggering Event (as defined in the Series D Certificate of Designations), the Series D Preferred Stock will accrue dividends at the rate of 15% per annum. The holders of Series D Preferred Stock are entitled to vote with holders of the Common Stock as a single class on all matters that holders of Common Stock are entitled to vote upon, with the number of votes per share of Series D Preferred Stock equal to the stated value of such share of Series D Preferred Stock divided by the then-applicable Series D Conversion Price; provided, however that in no event shall the then-applicable Series D Conversion Price be less than the “Minimum Price” (as defined in Nasdaq Listing Rule 5635) on the date immediately prior to the date of the Series D Purchase Agreement.

Notwithstanding the foregoing, the Company’s ability to settle conversions is subject to certain limitations set forth in the Series D Certificate of Designations, including a limit on the number of shares that may be issued until the time, if any, that the Company’s stockholders have approved the issuance of more than 19.99% of the Company’s outstanding shares of Common Stock in accordance with Nasdaq listing standards (the “Nasdaq Stockholder Approval”). The Company received stockholder approval of these matters at a meeting held on August 6, 2025. Further, the Series D Certificate of Designations contains a certain beneficial ownership limitation after giving effect to the issuance of shares of Common Stock issuable upon conversion of the Series D Certificate of Designations or Series D Warrants.

The Series D Certificate of Designations includes certain Triggering Events (as defined in the Series D Certificate of Designations), including, among other things, the failure to file and maintain an effective registration statement covering the sale of the holder’s securities registrable pursuant to the Series D Registration Rights Agreement (defined below) and the Company’s failure to pay any amounts due to the holders of the Series D Preferred Stock when due. In connection with a Triggering Event, each holder of Series D Preferred Stock will be able to require the Company to redeem in cash any or all of the holder’s Series D Preferred Stock at a premium set forth in the Series D Certificate of Designations.

The Company is subject to certain affirmative and negative covenants regarding the incurrence of indebtedness, acquisition and investment transactions, the existence of liens, the repayment of indebtedness, the payment of cash in respect of dividends (other than dividends pursuant to the Series D Certificate of Designations), distributions or redemptions, and the transfer of assets, among other matters.

There is no established public trading market for the Series D Preferred Stock and the Company does not intend to list the Series D Preferred Stock on any national securities exchange or nationally recognized trading system.

The Purchase Agreement contains certain representations and warranties, covenants and indemnities customary for similar transactions. The representations, warranties and covenants contained in the Purchase Agreement were made solely for the benefit of the parties to the Purchase Agreement and may be subject to limitations agreed upon by the contracting parties.

Series D Warrants

The Series D Warrants are exercisable immediately at an exercise price of $3.00 per share (the “Series D Exercise Price”) and expire five years from the date of issuance. The Series D Exercise Price is subject to customary adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustment, on a “full ratchet” basis, in the event of any issuances of Common Stock, or securities convertible, exercisable or exchangeable for Common Stock, at a price below the then-applicable Series D Exercise Price (subject to certain exceptions). There is no established public trading market for the Series D Warrants and the Company does not intend to list the Series D Warrants on any national securities exchange or nationally recognized trading system.

Amendment to Series D Warrants

On August 14, 2025, the Company entered into an amendment (the “Series D Warrant Amendment”) to the Series D Warrants with holders of the Series D Warrants, effective as of June 30, 2025, to amend certain provisions as follows: (i) to further modify the Black Scholes Value (as defined therein) used to calculate payments to holders of the Series D Warrants in the event of a Fundamental Transaction (as defined therein) that is not approved by the Company’s board of directors or involves no consideration to holders of the Series D Warrants, from the greatest of (a) the Black Scholes Value of the remaining unexercised portion of the Series D Warrant, and (b) 125% of the positive difference between (1) product of the number of warrant shares underlying the unexercised portion of the Series D Warrant and the highest VWAP for the Common Stock during the period commencing twenty (20) trading days prior to the public announcement of the Fundamental Transaction (as defined therein) and ending on the consummation thereof and (2) the remaining aggregate exercise price of the Series D Warrant, to the greatest of (a) the Black Scholes Value of the remaining unexercised portion of the Series D Warrant, and (b) the positive difference between (1) product of the number of warrant shares underlying the unexercised portion of the Series D Warrant and the highest VWAP for the Common Stock during the period commencing twenty (20) trading days prior to the public announcement of the Fundamental Transaction and ending on the consummation thereof and (2) the remaining aggregate exercise price of the Series D Warrant, and (ii) to remove the provision providing for an increase in the exercise price of the Series D Warrants upon (a) the increase or decrease of the purchase or exercise price of any options, (b) the issuance of additional consideration upon the conversion of any convertible securities or (c) the increase or decrease of the rate of conversion of any convertible securities.

Registration Rights

In connection with entry into the Series D Purchase Agreement, on June 9, 2025, the Company and the Series D Investors entered into a Registration Rights Agreement (the “Registration Rights Agreement”), pursuant to which the Company was required to file a resale registration statement (the “Resale Registration Statement”) with the SEC to register for resale (i) the Series D Conversion Shares, (ii) the Series D Warrant Shares, (iii) the Consultant Warrant Shares (see Note 5: Other Commitments—Consulting Agreement— Consulting Agreement with James Altucher and Z-List Media) and (iv) the shares underlying warrants issued to the Series D Placement Agent. The Resale Registration Statement was declared effective by the SEC on July 17, 2025. The Company is required to maintain the effectiveness of the Resale Registration Statement pursuant to the terms of the Registration Rights Agreement.

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

During the three months ended June 30, 2025 and 2024, the Company recorded a loss of $554,000 and a gain of $58,000, respectively, related to the change in fair value of the Series B warrant liability, which is recorded in other income (expense) on the Condensed Statements of Comprehensive Loss. During the six months ended June 30, 2025 and 2024, the Company recorded a loss of $442,000 and $154,000, respectively, related to the change in fair value of the Series B warrant liability, which is recorded in other income (expense) on the Condensed Statements of Comprehensive Loss. The fair value of the warrants of approximately $752,000 was estimated at June 30, 2025 utilizing the Black Scholes Model using the following weighted average assumptions: dividend yield 0%; remaining term of 2.39 years; equity volatility of 100%; and a risk-free interest rate of 3.64%.

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

Cleveland Clinic

On February 23, 2022, we announced our collaboration with Cleveland Clinic to pursue possible treatments for MS, and on July 19, 2023, we announced that we had entered into an agreement with Cleveland Clinic to conduct a Phase 1 trial of Bryostatin-1 in MS. Cleveland Clinic will manage the clinical trial’s implementation, including an IND submission to the FDA and patient enrollment. Cleveland Clinic has enrolled three subjects and has dosed two to - date, with the total planned enrollment in the MS Trial of 20 subjects. The total estimated costs associated with this collaboration are approximately $2.0 million. As of June 30, 2025, we have incurred expenses due to Cleveland Clinic approximately $563,000 of which $250,459 was expensed during the six months ended June 30, 2025.

In December 2024, the Company announced via press release the termination of its agreement with the Cleveland Clinic due to the slow pace of enrollment in the Phase 1 clinical trial. The termination of the agreement was one of various actions authorized by the Board, designed to reduce the Company’s cash burn rate.

Results of Operations

Comparison of the three months ended June 30, 2025 and 2024

The following table summarizes our results of operations for the three months ended June 30, 2025 and 2024:

	Three Months ended
	June 30,		Dollar
	2025	2024	Change	% Change
Staking revenue	$3,962	—	$3,962	NA
Operating Expenses:
Research and development expenses	$148,555	$342,068	$(193,513)	(56.6)%
General and administrative expenses	$2,191,395	$1,238,899	$952,496	76.9%
Warrant issuance costs	$699,845	$—	$699,845	NA
Other income (expense), net	$(14,480,245)	$307,658	$(14,787,903)	(4,806.6)%
Net income (loss)	$(17,516,078)	$(1,273,309)	$(16,242,769)	1,275.6%
Net comprehensive loss attributable to common stockholders	$(17,618,817)	$(1,428,944)	$(16,189,873)	1,133.0%

Revenues

We generated operating revenues for the three months ended June 30, 2025 from staking TAO tokens versus none for the comparable period in 2024.

Operating Expenses

Overview

Total operating expenses for the three months ended June 30, 2025 were $3,039,795 as compared to $1,580,967 for the three months ended June 30, 2024, an increase of approximately 92.3%. The increase in total operating expenses is due to the increase in general and administrative expenses and warrant issuance costs partially offset by the decrease in research and development expenses.

Research and Development Expenses

For the three months ended June 30, 2025, we incurred $148,555 in research and development expenses as compared to $342,068 for the three months ended June 30, 2024, a decrease of approximately 56.6%. These expenses were incurred primarily in connection with developing the potential AD therapeutic product and the MS trial with Cleveland Clinic during the three months ended June 30, 2024. Of these expenses, for the three months ended June 30, 2025, $90,810 was incurred principally relating to our product development and storage of drug product, $37,906 for clinical consulting services, $7,479 of amortization of prepaid licensing fees relating to the Stanford License Agreement and Mount Sinai Agreement, and $12,360 for development of alternative drug supply with Stanford University; comparatively, for the three months ended June 30, 2024, $244,447 was incurred principally relating to our confirmatory clinical trial and related storage of drug product, $82,281 for clinical consulting services, $7,469 of amortization of prepaid licensing fees relating to the Stanford License Agreement and Mount Sinai Agreement, and $7,871 for development of alternative drug supply with Stanford University.

Our research and development expenses have decreased as our Cleveland Clinic trialrial for AD was concluded by the end of 2024 and our MS clinical trial was discontinued. Other development expenses might increase, as our resources permit, in order to advance our potential products. We are continuing to determine how to proceed with respect to our other current development programs for Bryostatin-1.

General and Administrative Expenses

We incurred $2,191,395 and $1,238,899 of general and administrative expenses for the three months ended June 30, 2025 and 2024, respectively, an increase of approximately 133.4%. The three months ended June 30, 2025 results included warrant issuance costs associated with the Series D Private Placement of approximately $700,000. During the three months ended June 30, 2025, $212,548 was incurred primarily for wages, bonuses, vacation pay, severance, taxes and insurance, versus $327,892 for the three months ended

June 30, 2024. The decrease resulted primarily from compensation reductions for our President and our Chief Executive Officer and decreased executive bonuses. $322,510 was incurred for legal expenses versus $170,344 for the 2024 comparable period. The increase in legal fees for 2025 resulted from the Company changing its business strategy, restructuring and financing. $310,471 was incurred for outside operations consulting services during the three months ended June 30, 2025, versus $230,769 for the comparable period in 2024. The higher amount for the 2025 period reflects non-cash expenses associated with warrants issued to a crytcocurrency expert. $10,370 was incurred for travel expenses during the three months ended June 30, 2025, versus $22,306 for the comparable period in 2024 as Company officers and directors conducted overseas due diligence for strategic investments in 2024. $54,474 was incurred for investor relations services during the three months ended June 30, 2025, versus $56,203 for the comparable period in 2024. $52,904 was incurred for professional fees associated with auditing, financial, accounting and tax advisory services during the three months ended June 30, 2025, versus $134,484 for the comparable period in 2024. This decrease was attributable to year-end 2023 audit services paid during the 2024 quarter. $149,730 was incurred for insurance during the three months ended June 30, 2025, versus $154,264 for the comparable period in 2024. The decrease is attributable to lower premiums; $109,156 was incurred for utilities, supplies, license fees, filing costs, rent, advertising and other expenses during the three months ended June 30, 2025, versus $139,217 for the comparable period in 2024. The increase is attributable to credits for lower franchise taxes paid during the 2024 period credited to 2024. $969,232 was recorded as non-cash stock options compensation expense during the three months ended June 30, 2025, versus $3,420 for the comparable period in 2024. The increase for the current period is attributable to granting of restricted stock awards during the current quarter.

Other Income (loss)

We recognized total other expenses of $(14,480,245) for the three months ended June 30, 2025 as compared to total other income of $307,658 for the three months ended June 30, 2025, which consisted, for 2025 and 2024, of interest income on funds deposited in interest-bearing money market accounts and investments in short-term U.S. treasury bills and changes in fair value of warrant and derivative liabilities and offering costs. The decrease in interest income and unrealized gains on treasury bills totaling $177,710 for the three months ended June 30, 2025 is primarily attributable to the decrease in cash balances over the period and lower interest rates. The total decrease in other income is primarily attributable to the decrease in interest income as noted above, the change in fair value of derivative liability of $14,361,675, and the change in fair value of derivative liability of $244,000 and the unrealized loss in crypto currency investment of $14,368.

Net income (loss)

We recognized losses of ($17,516,078) and $(1,273,309) for the three months ended June 30, 2025 and 2024, respectively. The increased loss was primarily attributable to the increase in general and administrative, other expenses and decreased interest income partially offset by a decrease in research and development expenses.

Comparison of the six months ended June 30, 2025 and 2024

The following table summarizes our results of operations for the six months ended June 30, 2025 and 2024:

	Six Months ended
	June 30,		Dollar
	2025	2024	Change	% Change
Staking revenue	$3,962	$—	$3,962	NA
Operating Expenses:
Research and development expenses	$209,371	$951,317	$(741,946)	(78.0)%
General and administrative expenses	$3,899,589	$2,321,144	$1,578,445	68.0%
Warrant issuance costs	$699,845	$—	$699,845	NA
Other income (expenses), net	$(13,025,911)	$1,792,453	$(14,818,364)	(826.7)%
Net income (loss)	$(17,130,909)	$(1,480,008)	$(15,650,901)	1,057.5%
Net comprehensive income (loss) attributable to common stockholders	$(17,450,981)	$(1,854,802)	$(15,480,849)	840.9%

Revenues

We generated operating revenues of $3,962 for the six months ended June 30, 2025 from staking TAO tokens versus $0 for the comparable period in 2024.

Operating Expenses

Overview

Total operating expenses for the six months ended June 30, 2025 were $4,108,960 as compared to $3,272,461 for the six months ended June 30, 2024, an increase of approximately 25.6%. The increase in total operating expenses is due to the increase in general and administrative expenses and warrant issuance costs partially offset by the decrease in research and development expenses.

Research and Development Expenses

For the six months ended June 30, 2025, we incurred $209,371 in research and development expenses as compared to $951,317 for the six months ended June 30, 2024, a decrease of approximately 78.0%. These expenses were incurred primarily in connection with developing the potential AD therapeutic product and the MS trial with Cleveland Clinic during the six months ended June 30, 2024. Of these expenses, for the six months ended June 30, 2025, $110,648 was incurred principally relating to our product development and storage of drug product, $57,083 for clinical consulting services, $14,904 of amortization of prepaid licensing fees relating to the Stanford License Agreement and Mount Sinai Agreement, and $26,736 for development of alternative drug supply with Stanford University. Comparatively, for the six months ended June 30, 2024, $666,270 was incurred principally relating to our confirmatory clinical trial and related storage of drug product, $252,725 for clinical consulting services, $14,573 of amortization of prepaid licensing fees relating to the Stanford License Agreement and Mount Sinai Agreement, $17,749 for development of alternative drug supply with Stanford University.

Our research and development expenses have decreased as our Cleveland Clinic trialrial for AD was concluded by the end of 2024 and our MS clinical trial was discontinued. Other development expenses might increase, as our resources permit, in order to advance our potential products. We are continuing to determine how to proceed with respect to our other current development programs for Bryostatin-1.

General and Administrative Expenses

We incurred $3,899,589 and $2,321,144 of general and administrative expenses for the three months ended June 30, 2025 and 2024, respectively, an increase of approximately 68.0%. The six months ended June 30, 2025 results included warrant issuance costs associated with the Series D Private Placement of approximately $700,000. During the six months ended June 30, 2025, $449,791 was incurred primarily for wages, bonuses, vacation pay, severance, taxes and insurance, versus $670,552 for the six months ended June 30, 2024. The decrease resulted primarily from compensation reductions for our President and our Chief Executive Officer and lower bonuses. $400,957 was incurred for legal expenses versus $284,000 for the 2024 comparable period. The increased legal fees for 2024 is based upon the Company changing its business strategy, restructuring and financing. $504,289 was incurred for outside operations consulting services during the three months ended June 30, 2025, versus $492,770 for the comparable period in 2024. $26,328 was incurred for travel expenses during the six months ended June 30, 2025, versus $57,187 for the comparable period in 2024 as Company officers and directors conducted overseas due diligence for strategic investments in 2024. $204,435 was incurred for investor relations services during the six months ended June 30, 2025, versus $220,935 for the comparable period in 2024. $140,711 was incurred for professional fees associated with auditing, financial, accounting and tax advisory services during the six months ended June 30, 2025, versus $155,197 for the comparable period in 2024. $279,934 was incurred for insurance during the six months ended June 30, 2025, versus $309,229 for the comparable period in 2024. The decrease is attributable to lower premiums. $219,909 was incurred for utilities, supplies, license fees, filing costs, rent, advertising and other expenses during the six months ended June 30, 2025, versus $113,447 for the comparable period in 2024. The increase is attributable to credits for lower franchise taxes paid during the 2024 period credited to 2024. $972,941 was recorded as non-cash stock options compensation expense during the six months ended June 30, 2025, versus $17,827 for the comparable period in 2024. The increase for the current period is attributable to granting of restricted stock awards during the current period.

Other Income (loss)

We recognized total other expenses of $(13,025,911) for the six months ended June 30, 2025 as compared to total other income of $1,792,453 for the six months ended June 30, 2025, which consisted, for 2025 and 2024, of interest income on funds deposited in interest-bearing money market accounts and investments in short-term U.S. treasury bills and changes in fair value of warrant and derivative liabilities and offering costs. The decrease in interest income and unrealized gains on treasury bills totaling $458,771 for the six months ended June 30, 2025 is primarily attributable to the decrease in cash balances over the period and lower interest rates. The total decrease in other income is primarily attributable to the decrease in interest income as noted above, the change in fair value of warrant liability of $13,068,675, and the change in fair value of derivative liability of $1,295,000 and the unrealized loss in crypto currency investment of $14,368.

Net income (loss)

We recognized losses of $(17,130,909) and $(1,480,008) for the six months ended June 30, 2025 and 2024, respectively. The increased loss was primarily attributable to the increase in general and administrative, other expenses and decrease in interest income partially offset by a decrease in research and development expenses.

Financial Condition, Liquidity and Capital Resources

Cash and Working Capital

Since inception, we have incurred negative cash flows from operations. As of June 30, 2025, we had working capital of $18,816,404 as compared to working capital of $16,706,587 as of December 31, 2024. The $2,109,817 increase in working capital was primarily attributable to approximately $4.9 million of the Series D Private Placement, approximately $500,000 of proceeds from warrant exercises and $300,000 of interest income partially offset by $2.2 million of operating expenses and redemption of Series C Preferred Stock of approximately $1.4 million.

We expect that our current cash and cash equivalents and Tao tokens value of approximately $20.8 million in total will be sufficient to support our projected operating requirements for at least the next 12 months from the date of this Quarterly Report on Form 10-Q, which may include the continuing development of Bryostatin-1 for neurodegenerative diseases.

We expect to require additional capital in order to accumulate enough capital to acquire our previously stated target amount of TAO and to otherwise pursue our business strategy. However, additional future funding may not be available to us on acceptable terms, or at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us, we could face significant limitations on our ability to invest in our operations and otherwise suffer harm to our business. Any additional equity financing, if available, may not be available on favorable terms, would most likely be significantly dilutive to our current stockholders and debt financing, if available, and may involve restrictive covenants. If we are able to access funds through collaborative or licensing arrangements, we may be required to relinquish rights to some of our technologies or product candidates that we would otherwise seek to develop or commercialize on our own, on terms that are not favorable to us. Our ability to access capital when needed is not assured and, if not achieved on a timely basis, would likely materially harm our business and financial condition.

Sources and Uses of Liquidity

We expect to continue to incur expenses, resulting in losses and negative cash flows from operations, over at least the next several quarters as we continue to evaluate developing AD and other therapeutic products.

	Six Months Ended June 30,
	2025	2024
Cash used in operating activities	$2,749,668	$2,685,075
Cash used in investing activities	$4,500,000	$1,000,000
Cash provided by financing activities	$3,963,165	$—

Net Cash Used in Operating Activities

Cash used in operating activities was $2,749,668 for the six months ended June 30, 2025, compared to $2,685,075 for the six months ended June 30, 2024. The $64,593 increase primarily resulted from the increase in non-cash expenses and change in fair value of liabilities of approximately $16.1 million offset by an increase in prepaid expenses of approximately $0.2 million, the decrease in accounts payable and accrued expenses of totaling approximately $0.3 million and the increase in net loss of approximately $15.6 million.

Net Cash Provided by (Used in) Investing Activities

Net cash used in investing activities was $4.5 million for the six months ended June 30, 2025 compared to $1.0 million for the six months ended June 30, 2024. The cash used in investing activities for the six months ended June 30, 2024 was for the purchase of crypto currency for the Company’s treasury strategy.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities was $3,963,165 for the six months ended June 30, 2025 compared to $0 provided by financing activities for the six months ended June 30, 2024. The cash provided by financing activities for the six months ended June 30, 2025 consisted of proceeds from the Company’s Series D Preferred Stock offering and proceeds from exercise of investor warrants partially offset by principal and dividend payments applied to our outstanding Series C Preferred Stock outstanding.

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

We previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, that our management, including the then Chairman of the Board, principal executive officer and principal financial and accounting officer, assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in the 2013 Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by the Annual Report on Form 10-K for the fiscal year ended December 31, 2024, such internal controls and procedures were not effective to detect the inappropriate application of US generally accepted accounting principles.

Based on management’s review, our Executive Chairman of the Board and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of June 30, 2025. Notwithstanding the material weaknesses described above, our management, including the Executive Chairman of the Board and Chief Financial Officer, has concluded that financial statements, and other financial information included in this Quarterly Report on Form 10-Q, fairly present in all material respects our financial condition, results of operations, and cash flows as of and for the periods presented in this Quarterly Report on Form 10-Q.

Changes in Internal Controls over Financial Reporting

There was no change in our internal controls over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Investing in our securities involves significant risk. Our business, prospects, financial condition or operating results could be materially adversely affected by the risks identified below, as well as other risks not currently known to us or that we currently consider immaterial. Furthermore, these factors represent risks and uncertainties that could cause actual results to differ materially from those implied by forward-looking statements. Accordingly, in evaluating our business, we encourage you to consider the following discussion of risk factors, in its entirety, in addition to other information contained in this Quarterly Report on Form 10-Q and our other public filings with the SEC. The following risk factors may be amended, supplemented or superseded from time to time by other reports we file with the SEC in the future.

In the following discussion of risk factors, References to “we,” “us,” “our” and similar terms refer to TAO Synergies Inc.

Risks Related to our Crypto Asset Strategy

Our operating results are dependent on the price of TAO. If such price declines, our business, operating results, and financial condition would be adversely affected.

Any declines in the volume of crypto asset transactions, the price of crypto assets, or market liquidity for crypto assets generally may adversely affect our operating results. We have significant investments in TAO. As of August 14, 2025, we held digital intangible assets of approximately $16.7 million. Thus, changes in the value of TAO will generally have a significant impact on our results. Our operating results will be impacted by the revenues and profits we generate from the purchase, sale, and trading of crypto assets.

The market price of Bittensor’s TAO token has been highly volatile and could decline sharply at any time. For example, TAO’s price experienced a rise of over 1000% in 2024, reaching a high above $767 in April 2024, and subsequently corrected by roughly 45% from that peak. Such extreme fluctuations could significantly increase or reduce the value of our TAO holdings within a short period. The market price of TAO can be driven by a variety of factors beyond our control, including speculative investor behavior, regulatory developments, changes in market liquidity, the adoption and performance of the Bittensor network, cybersecurity incidents, macroeconomic events, or negative publicity about digital assets generally or TAO specifically. Because we have invested a substantial portion of our treasury in TAO, a major downturn in TAO’s market price could materially impair the value of our assets and even jeopardize our ability to meet cash needs or financial obligations.

The price of crypto assets and associated demand for buying, selling, and trading of crypto assets have also historically been subject to significant volatility. For instance, in 2017 and 2021, the value of certain crypto assets, including bitcoin, experienced steep increases in value, followed by steep declines in 2018 and 2022. After recovering from the 2018 decline and reaching record highs in December 2021, the value of the total crypto market cap declined by approximately 64% in the twelve months ended December 31, 2022. The collapse of several companies in the crypto asset industry such as Celsius, Voyager, and FTX impacted crypto asset prices in 2022 and the majority of 2023. We believe that the approval and launch of spot-based Bitcoin ETFs in the U.S. in the first quarter of 2024 and the election of President Donald Trump in the fourth quarter of 2024 contributed to an increase in the crypto market capitalization during 2024. However, the crypto market subsequently experienced a general decline in the first half of 2025.

The price and trading volume of any crypto asset is subject to significant uncertainty and volatility, and may significantly decline in the future, without recovery. Such uncertainty and volatility depend on a number of factors, including:

●	market conditions across the cryptoeconomy;
●	changes in liquidity, volume, and trading activities;

●	trading activities on crypto asset trading platforms worldwide, many of which may be unregulated, and may include manipulative activities;
●	investment and trading activities of highly active retail and institutional users, speculators, miners, and investors;
●	the speed and rate at which cryptocurrency is able to gain adoption as a medium of exchange, utility, store of value, consumptive asset, security instrument, or other financial asset worldwide, if at all;
●	decreased user and investor confidence in crypto assets and crypto asset trading platforms;
●	negative publicity and events relating to the cryptoeconomy;
●	unpredictable social media coverage or “trending” of crypto assets;
●	the ability for crypto assets to meet user and investor demands;
●	the functionality and utility of crypto assets and their associated ecosystems and networks, including crypto assets designed for use in various applications;
●	consumer preferences and perceived value of crypto assets and crypto asset markets;
●	increased competition from other payment services or other crypto assets that exhibit better speed, security, scalability, or other characteristics;
●	regulatory (including enforcement) or legislative changes and updates affecting the cryptoeconomy;
●	the characterization of crypto assets under the laws of various jurisdictions around the world;
●	the maintenance, troubleshooting, and development of the blockchain networks underlying crypto assets, including by miners, validators, and developers worldwide;
●	the ability for cryptocurrency networks to attract and retain miners or validators to secure and confirm transactions accurately and efficiently;
●	ongoing technological viability and security of crypto assets and their associated smart contracts, applications, and networks, including vulnerabilities against hacks and scalability;
●	fees and speed associated with processing crypto asset transactions, including on the underlying blockchain networks and on crypto asset trading platforms;
●	financial strength of market participants;
●	the availability and cost of funding and capital;
●	the liquidity of crypto asset trading platforms;
●	interruptions in service from or failures of major crypto asset trading platforms;
●	availability of an active derivatives market for various crypto assets;
●	availability of banking and payment services to support cryptocurrency-related projects;
●	level of interest rates and inflation;

●	monetary policies of governments, trade restrictions, and fiat currency devaluations; and
●	national and international economic and political conditions.

Furthermore, crypto asset prices may be subject to market manipulation or distortion, including pump-and-dump schemes, wash trading, spoofing, and front-running, particularly on unregulated exchanges. Such manipulation could significantly impact the perceived value and trading volume of TAO and undermine investor confidence in the crypto asset market, adversely affecting our business.

There is no assurance that any crypto asset will maintain its value or that there will be meaningful levels of trading activities. In the event that the price of crypto assets or the demand for trading crypto assets decline, our business, operating results, and financial condition could be adversely affected.

If we fail to successfully implement our crypto asset-related business strategy, or if our strategy proves ineffective, our business, financial condition and results of operations could be materially and adversely affected.

Our future performance depends significantly on the successful execution of our business strategy, which is focused, in part, on acquiring, holding and staking TAO and participating in the TAO ecosystem. This strategy is novel, involves exposure to emerging technologies and markets, and requires effective management of operational, technological, and financial resources. The successful implementation of this strategy will place substantial demands on our management team and infrastructure. Moreover, given the rapidly evolving regulatory and technological landscape surrounding crypto assets, there is no assurance that our strategy will be successful, or that it will result in improved financial performance or long-term shareholder value. We may, at any time, modify or abandon certain components of our business plan in response to market conditions, regulatory developments, or other factors. Additionally, our strategy is untested over extended market cycles, and unforeseen complications, operational failures, regulatory shifts, or insufficient demand for TAO could significantly impede our business objectives. If we are unable to effectively implement our strategy, or if the strategy does not yield the anticipated benefits, our business prospects, growth potential, and profitability could be materially and adversely impacted.

We may lack effective tools to hedge against TAO’s price volatility, as no established derivatives market exists for TAO and broader crypto hedging instruments are generally limited to major tokens like Bitcoin. This leaves us more exposed to adverse market swings and unable to mitigate downside risk through conventional strategies. Our concentrated TAO holdings also present liquidity challenges, as TAO’s trading volume is limited and large sales could depress prices and trigger steep losses. These constraints are compounded by the small number of platforms supporting TAO, some of which are offshore or decentralized. In adverse market conditions, we may be unable to liquidate TAO at reasonable prices, potentially impairing our ability to meet financial obligations. These combined factors make our treasury strategy more volatile and less liquid than one based on traditional assets.

Managing crypto assets like TAO also introduces operational complexities and control risks distinct from traditional treasury functions. Our limited experience in large-scale crypto custody increases the risk that our procedures may be inadequate to safeguard assets or accurately record transactions. Effective crypto asset management requires strict private key security, wallet controls, and transaction protocols; failures in these areas could result in irreversible losses. Even with third-party custodians, we must ensure proper oversight, reconcile blockchain data with financial records, and comply with evolving accounting standards. Human error, phishing attacks, or insider misconduct could also expose us to theft or fraud. Our finance team may experience a steep learning curve in navigating blockchain-based accounting, and weaknesses in our systems could lead to delays, errors, or regulatory issues. While we are investing in controls and personnel, there is no guarantee our risk management will remain effective as the crypto landscape evolves.

Our crypto asset strategy also relies heavily on evolving blockchain technology, which is subject to rapid change, technical challenges, and potential obsolescence. Protocols underlying TAO, including but not limited to key subnets, could experience security vulnerabilities, errors in code, malicious attacks, or other technical failures. Any such incidents could undermine confidence in TAO, result in significant financial losses, and materially impair our business. Additionally, future technological advances, including quantum computing, could potentially compromise the cryptographic foundations of blockchain technology underlying TAO, posing additional risk to the security and long-term viability of our crypto asset holdings.

We will likely need to pursue additional equity or debt financings to meet our previously announced goal of acquiring $100 million of TAO.

Based on our current balance sheet, we will likely need to pursue additional equity or debt financings in order to accumulate enough capital to acquire our previously stated target amount of TAO. With uncertainty in the capital markets and other factors, such financing may not be available on terms favorable to us or at all. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our common stock. Any debt financing secured by us in the future could involve additional restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. If we are unable to obtain adequate financing or financing on terms satisfactory to us, we could face significant limitations on our ability to invest in our operations and otherwise suffer harm to our business.

Certain of our directors, officers, employees and independent contractors may hold crypto assets.

Certain of our directors, officers, employees, and independent contractors may hold crypto assets, including the same crypto assets in which the Company invests, or have other crypto-related personal investments. Such persons may actively invest in crypto projects and crypto assets on their own behalf, which could incentivize them to take actions (or refrain from actions) that favor their personal crypto holdings or related business interests over the interests of the Company and its shareholders. Affiliates of the Company may also have substantial direct investments in crypto assets and are under no obligation to prioritize or consider the Company’s interests when managing those investments, potentially leading to conflicts of interest. Certain of our directors, officers, employees, and independent contractors may have outside business ventures or participate in other crypto-related initiatives, potentially diverting their time, attention, and resources away from our Company. The Company’s internal policies and procedures may not fully eliminate these conflicts, and there is no assurance that the personal or outside interests of these individuals will consistently align with those of the Company or its shareholders. If such conflicts are not adequately managed, our decision-making processes, corporate governance, market perception, and overall financial performance may be adversely affected.

Our historical financial statements do not reflect the potential variability in earnings that we may experience in the future relating to our proposed holdings of crypto assets.

Our historical financial statements do not fully reflect the potential variability in earnings that we may experience in the future from holding or selling crypto assets. We will need to perform an analysis each quarter to identify whether events or changes in circumstances indicate that our crypto assets are impaired. As a result, volatility in our earnings may be significantly more than what we experienced in prior periods.

The emergence or growth of other crypto assets, including those with significant private or public sector backing, could have a negative impact on the price of TAO and adversely affect our business.

Our assets are concentrated in a single crypto asset, TAO. Accordingly, the emergence or growth of crypto assets other than TAO may have a material adverse effect on our financial condition. As of June 30, 2025, TAO remained significantly smaller than many other crypto assets by market capitalization and liquidity. TAO’s success hinges, in part, on Bittensor’s ability to compete effectively in the decentralized AI ecosystem. Direct competitors include SingularityNET (AGIX), Fetch.ai (FET), Ocean Protocol, and others. If these platforms gain broader adoption, due to better performance, more user-friendly tools, or superior incentives, TAO could lose market share and relevance.

In addition, there are numerous alternative crypto assets and many entities, including consortiums and financial institutions, that are researching and investing resources into private or permissioned blockchain platforms or crypto assets that do not rely on decentralized machine learning or proof-of-intelligence models like the Bittensor network. For example, in late 2022, the Ethereum network transitioned to a proof-of-stake mechanism for validating transactions that requires significantly less computing power than proof-of-work mining. The Ethereum network has completed another major upgrade since then and may undertake additional upgrades in the future. If the mechanisms for validating transactions in Ethereum and other alternative crypto assets are perceived as superior to Bittensor’s or as more attractive due to increased utility beyond Bittensor’s narrower focus, those crypto assets could gain market share relative to TAO. Other alternative crypto assets that compete with TAO in certain ways include “stablecoins,” which are designed to maintain a constant price because of, for instance, their issuers’ promise to hold high-quality liquid assets (such as U.S. dollar deposits and short-term U.S. Treasury securities) equal to the total value of stablecoins in circulation. Stablecoins have grown rapidly as an alternative to non-pegged crypto assets such as TAO as a medium of exchange and store of value, particularly on crypto asset trading platforms.

Additionally, central banks in some countries have started to introduce digital forms of legal tender. For example, China’s central bank digital currency (“CBDC”) project was made available to consumers in January 2022, and governments including the United States, the United Kingdom, the European Union, and Israel have been discussing the potential creation of new CBDCs. Whether or not they incorporate blockchain or similar technology, CBDCs, as legal tender in the issuing jurisdiction, could also compete with, or replace, TAO and other crypto assets as a medium of exchange or store of value. As a result, the emergence or growth of these or other crypto assets could cause the market price of TAO to decrease, which could have a material adverse effect on our business, prospects, financial condition, and operating results.

Our financial results are heavily dependent on TAO, significantly increasing our exposure to crypto asset market volatility, valuation uncertainty, and concentrated credit risks.

Our holdings in crypto assets are focused on TAO, which subjects us to heightened risks related to asset concentration and market volatility. A substantial decline in demand for TAO, if not offset by interest in other assets, would materially and adversely impact our revenues and overall financial performance. This concentration also amplifies our vulnerability to downturns in the broader crypto market, exposing us to outsized losses, asset write-downs, liquidity constraints, and difficulties in meeting collateral obligations.

Additionally, accurately valuing crypto assets, including TAO, can be challenging, especially during periods of market stress. Crypto assets trade globally across numerous exchanges, many of which are lightly regulated, causing significant price volatility and disparities across trading venues. The absence of a centralized market or definitive closing price means valuations can be unreliable or temporarily distorted due to liquidity shortages, market disruptions, or manipulation. Such valuation uncertainties complicate the accurate determination of our financial position and make it difficult for auditors to verify our asset values.

Moreover, new accounting standards requiring adjustments to how we mark crypto assets to market values could introduce substantial fluctuations in our reported earnings. These valuation changes might also trigger unintended tax liabilities, resulting in increased tax expenses or additional compliance burdens.

Our concentrated crypto asset holdings further expose us to credit risks. For instance, maintaining large asset balances with a single custodian or significant lending exposure to a single counterparty within the crypto industry could substantially increase the severity of an adverse event, as the failure or insolvency of such entities would directly jeopardize a major portion of our assets.

We are highly dependent on James Altucher and other key personnel, and our inability to retain or attract experienced individuals could materially harm our business.

We are highly dependent on the services of our TAO token consultant, James Altucher, for leading our TAO-based revenue generation strategy. Because we operate in a relatively new industry that requires highly skilled and technical personnel, our future success is highly dependent on the talents and contributions of Mr. Altucher. The loss of Mr. Altucher could disrupt our operations and have a material adverse effect on our business.

Mr. Altucher is free to engage in activities outside of the Company, although he is obligated under his consulting agreement to devote his TAO-related activities exclusively to us. Moreover, his contract expires on June 8, 2026. While Mr. Altucher has entered into a consulting agreement with the Company, Mr. Altucher is not expected to devote his full time, attention or efforts to us. Mr. Altucher may continue to manage significant crypto assets outside of the Company, which may consume some of his time, attention and efforts.

Additionally, our future growth and success depend on our ability to attract, retain, and motivate skilled employees and contractors in the crypto asset industry. Competition for qualified personnel in the crypto asset and blockchain industries is intense. The specialized nature of blockchain technology and crypto asset markets means there is limited availability of highly experienced personnel. Our growth strategy depends not only on retaining key individuals like Mr. Altucher but also on our ability to attract and retain additional experienced professionals. Any inability to secure or retain such personnel due to competitive pressures, reputational factors, regulatory uncertainty, or market conditions could adversely impact our ability to execute our strategic initiatives and could materially harm our business.

Our TAO holdings are likely to be less liquid than our existing cash and cash equivalents and may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents.

Historically, the TAO market has been characterized by significant volatility in price, lower trading volumes, and less liquidity compared to major crypto assets like Bitcoin and traditional fiat currencies. During times of market instability, we may not be able to sell our TAO at favorable prices or at all. For example, TAO currently trades on a limited number of centralized and decentralized platforms, some of which may lack sufficient depth or infrastructure to support large-volume trades or institutional execution. As a result, our TAO holdings may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents.

Additionally, we may be unable to enter into term loans or other capital raising transactions collateralized by our unencumbered TAO or otherwise generate funds using our TAO holdings, particularly in times of market instability or when the price of TAO has declined significantly. If we are unable to sell our TAO, enter into additional capital raising transactions (including transactions using TAO as collateral), or otherwise generate funds using our TAO holdings, or if we are forced to sell our TAO at a significant loss in order to meet our working capital requirements, our business and financial condition could be negatively impacted.

Additionally, we rely on third-party exchanges and custodians to facilitate transactions in TAO. These platforms may face operational disruptions, security breaches, regulatory enforcement, insolvency, or other issues beyond our control. Any impairment of our ability to access or transact on these platforms could limit our liquidity, force us into unfavorable asset sales, or prevent us from timely managing our crypto asset holdings, thereby materially affecting our operations and financial condition.

Bittensor’s TAO token, generated via a decentralized “Proof-of-Intelligence” mining process, faces significant volatility, governance centralization risks, regulatory uncertainty, limited liquidity, and ongoing security vulnerabilities related to its AI-focused consensus model and underlying decentralized infrastructure.

Bittensor’s native token, TAO, was launched via a “fair launch” mining process in January 2021 and, according to public reports, without a pre-sale, ICO, or pre-mined allocation. Circulating tokens were earned by miners, promoting decentralization but potentially resulting in wealth concentration among early participants. The project is managed by the Opentensor Foundation, a small team of developers, making it heavily dependent on their ongoing involvement. Until early 2024, governance power was concentrated in a small number of validators, posing centralization risks. Although a new dynamic governance system was introduced in 2025, it remains untested and could present unforeseen challenges and conflicts of interest.

TAO tokens are generated through Bittensor’s “Proof-of-Intelligence” consensus mechanism, where validators assess AI contributions from miners to distribute rewards. This approach, however, introduces potential vulnerabilities such as subjective evaluations, collusion, and technical security risks. Notably, in July 2024, a supply-chain attack led to theft of private keys and prompted a temporary network shutdown, underscoring existing security concerns and highlighting the network’s reliance on centralized emergency controls. TAO has a capped supply of 21 million tokens, with about 9 million mined as of mid-2025, and a halving of token issuance every four years, the next scheduled for August 2025. These dynamics could influence miner incentives and affect market liquidity.

TAO’s value is speculative and highly dependent on future adoption and ecosystem growth. Trading liquidity is limited and primarily concentrated on offshore exchanges, increasing price volatility and counterparty risks. Currently, derivatives markets for TAO are limited, and while products such as the Grayscale Bittensor Trust may enhance market accessibility, they carry additional liquidity and regulatory uncertainties.

Bittensor, a decentralized AI blockchain network using a “Proof-of-Intelligence” consensus model tied to AI model performance, faces significant technical, operational, scalability, governance, and regulatory risks, including dependence on third-party off-chain infrastructure, potential vulnerabilities in AI validation processes, limited scalability, decentralized governance inefficiencies, and regulatory uncertainties, all of which could adversely impact the value and adoption of its native TAO token.

TAO functions on the Bittensor network, which operates as a decentralized AI network built on a custom blockchain utilizing the Substrate framework and employs a novel consensus mechanism known as “Proof-of-Intelligence,” whereby blockchain validation and token rewards are directly tied to AI model performance. The complex architecture of this system introduces significant technical and operational risks. Given the sophisticated blockchain infrastructure and Bittensor’s specialized AI-focused subnets, there exists a heightened potential for software errors, system vulnerabilities, and unforeseen operational disruptions. Such events could result in extended network downtime, diminished user confidence, or even irreversible losses of digital assets.

Moreover, Bittensor heavily depends on off-chain infrastructure for executing AI computations, leading to inherent trust and transparency issues. Users must rely on third-party providers to execute AI tasks accurately and securely. Any inaccuracies, misreporting, malicious actions, or operational failures in these off-chain processes could significantly damage the reliability and overall reputation of the Bittensor network and negatively impact the TAO token’s value.

The decentralized nature of Bittensor further presents notable scalability challenges. As participation increases, the complexity and resource-intensiveness of validating and evaluating AI model contributions can create bottlenecks and degrade system performance. These scalability constraints could prevent Bittensor from effectively competing with centralized AI platforms, potentially limiting widespread adoption and constraining growth in demand for the TAO token.

In addition, maintaining robust quality control and verifying AI outputs within the Bittensor ecosystem pose ongoing challenges. While the platform employs a competitive, reputation-based reward system to incentivize quality contributions, this structure remains vulnerable to risks such as validator collusion, sabotage among competing model providers, and manipulation of reputation or reward mechanisms. Without robust on-chain verification processes, incorrect or deceptive AI outputs may proliferate, eroding trust and undermining the perceived value of services provided through the network.

The value and liquidity of the TAO token also depends substantially on its adoption among developers, researchers, and other users within decentralized AI markets. If Bittensor fails to expand beyond niche communities or becomes overshadowed by centralized AI alternatives, it may experience decreased demand for its services. This scenario would negatively impact the market price and liquidity of TAO, adversely affecting our financial position.

The decentralized governance structure of Bittensor, managed through consensus among TAO token holders, also introduces additional risks related to decision-making delays, political friction, and governance inefficiencies. Regulatory ambiguity and increased scrutiny surrounding decentralized AI systems and crypto tokens further compound these governance challenges. Adverse regulatory actions, unclear legal interpretations, or new compliance obligations could impose substantial additional costs or operational restrictions, or potentially force cessation of certain business activities altogether. This regulatory uncertainty could also deter institutional adoption and broader acceptance of Bittensor, further limiting its potential growth and stability. Collectively, these technical, operational, market, governance, and regulatory risks could result in substantial volatility in the value of TAO, materially affecting our business strategy involving this asset.

Blockchain networks like Bittensor can also undergo “forks,” splitting into separate networks due to planned upgrades, technical disagreements, or vulnerabilities. Forks can cause significant uncertainty, market volatility, and TAO price declines. Forks may also result in token holders having assets on multiple blockchains, creating confusion around market acceptance and token value. Service providers, custodians, or exchanges supporting TAO might refuse to accommodate forked tokens, complicating custody, liquidity, and valuation. Forks could also expose holders to cybersecurity threats, including replay attacks and fraudulent schemes. Such disruptions may materially affect the Company’s treasury assets, financial condition, operational results, and market reputation.

The open-source structure of crypto asset networks, including the Bittensor network on which the TAO crypto asset functions, exposes us to risks related to software development, security vulnerabilities, and potential disruptions.

The open-source structure of the Bittensor network, on which the TAO crypto asset operates, exposes us to risks related to software development, security vulnerabilities, and potential disruptions. Bittensor is designed as a decentralized, open-source protocol for collaborative machine intelligence, and although key contributors and the Opentensor Foundation play significant roles, no single entity formally controls the network as a whole.

Development, maintenance, and security depend heavily on voluntary contributions, community incentives, and ongoing engagement. Without mandated funding or guaranteed resources, efforts to address emerging issues, security updates, or network improvements may lag, exposing the protocol to risk. For example, the network faced a significant security incident in July 2024 when a malicious upload to PyPI led to a wallet exploit affecting users, prompting urgent mitigations by the Opentensor Foundation.

If the Bittensor software is not properly maintained or updated, the network (and by extension the TAO token) could become vulnerable to security threats, operational inefficiencies, or loss of user confidence, which could reduce the long-term viability of TAO and negatively impact our business.

The irreversibility of crypto asset transactions exposes us to risks of theft, loss and human error, which could negatively impact our business.

Crypto asset transactions are not, from an administrative perspective, reversible without the consent and active participation of the recipient of the transaction or, in theory, control or consent of a majority of the processing power on that crypto asset network. Once a transaction has been verified and recorded in a block that is added to the blockchain, an incorrect transfer of crypto assets or a theft of crypto assets generally will not be reversible, and we may not be capable of seeking compensation for any such transfer or theft.

It is possible that, through computer or human error, or through theft or criminal action, crypto assets could be transferred in incorrect amounts or to unauthorized third parties. To the extent we are unable to seek a corrective transaction to identify the third party which has received our crypto assets through error or theft, we will be unable to revert or otherwise recover the impacted crypto assets, and any such loss could adversely affect our business, results of operations and financial condition.

Decentralized AI networks, such as Bittensor, involve special risks related to unclear regulatory requirements, technical difficulties, limited transparency, intense competition, and complex intellectual property considerations.

Regulatory oversight of AI remains fragmented, evolving, and lacking consistent standards or uniform frameworks. In the absence of clear global AI regulations, decentralized AI platforms, including Bittensor, face heightened uncertainty concerning compliance obligations, ethical governance standards, transparency, accountability, and intellectual property rights associated with AI model development and deployment.

Decentralized AI technologies inherently face increased technical risks, including model inaccuracies, embedded biases, scalability constraints, and vulnerabilities arising from complex model evaluation and validation processes. Unlike centralized AI systems, decentralized networks lack unified oversight or consistent quality standards for model training data, increasing the risk that AI models produce biased, inaccurate, discriminatory, or otherwise controversial outputs. Such issues may lead to reputational harm, diminished user trust, public criticism, and possible regulatory inquiries specifically targeting AI ethics and fairness.

Moreover, the inherent opacity of advanced decentralized AI models, such as deep neural networks, presents material transparency and explainability risks. As regulatory bodies increasingly demand clear interpretability and accountability of AI model decisions, particularly in high-risk or sensitive applications including healthcare, the inability to adequately explain or audit decentralized AI model behaviors could lead to regulatory scrutiny, litigation, or decreased consumer confidence.

The rapidly evolving AI landscape also introduces substantial competitive and technological obsolescence risks. Emerging AI platforms, research initiatives, or large technology companies may achieve superior innovations, broader adoption, or set higher benchmarks for AI performance and ethical standards. Failure to rapidly adapt to these advancements could diminish the competitive relevance and perceived value of decentralized AI platforms and the value of our TAO holdings.

Additionally, decentralized AI platforms present unique intellectual property (“IP”) risks due to the collaborative and open-source nature of model and data contributions. Ambiguity surrounding IP ownership, potential infringement of third-party rights, difficulties in licensing enforcement, and disputes over intellectual property rights could lead to litigation, financial liabilities, reputational harm, or disruption of network operations, adversely affecting the Bittensor network.

Risks Related to the Custodian and Prime Broker

We face additional risks related to our reliance on BitGo Prime LLC (the “Prime Broker”) and BitGo Trust Company, Inc. (the “Custodian”), which are affiliated entities, for trading, custody, and settlement of TAO.

We rely on the Prime Broker’s proprietary trading system and the Custodian’s custodial and settlement services for executing and settling transactions in TAO. The Prime Broker’s trading system is subject to technical failures, operational errors, interruptions, or cyber-attacks that could lead to transaction failures, settlement delays, or loss of assets. Although the Prime Broker and the Custodian maintain policies and procedures to mitigate these risks, there is no guarantee these safeguards will prevent disruptions or losses. Any operational failures could materially harm our ability to conduct business operations.

Additionally, transactions executed through the Prime Broker’s trading system and settled via the Custodian’s settlement services are final and irreversible once completed. If an error occurs (whether through human mistake, operational failure, or fraudulent activity) we may be unable to reverse or recover funds, resulting in potential significant losses. Except in cases involving fraud, gross negligence, or willful misconduct, the Custodian’s liability for direct damages arising from theft, operational errors, unauthorized access, or similar incidents may be limited to the fees paid or payable during the 6 months immediately preceding the incident. Both the Custodian’s and Prime Broker’s liability for direct damages caused by their gross negligence or willful misconduct may be limited to the value of the affected digital assets or fiat currency. The Prime Broker otherwise may not be liable for losses relating to theft, operational errors, unauthorized access, or similar incidents. Consequently, the Company’s recourse, including for losses of TAO held by the Custodian, Prime Broker, or their service providers, may be substantially limited.

Neither the Custodian nor the Prime Broker is a banking institution or a member of the Federal Deposit Insurance Corporation (“FDIC”) or a broker-dealer and member of the Securities Investor Protection Corporation (“SIPC”). Therefore, deposits held with, or assets held by, the Custodian are not subject to the protections enjoyed by depositors with FDIC- or SIPC-member institutions. The Custodian has advised us that it maintains insurance policies in the amount of $250 million, in the aggregate, which are intended to cover the loss of client assets held by the Custodian. The insurance maintained by the Custodian may not be available or sufficient to protect the Company from all possible losses or sources of losses. The Custodian’s insurance may not cover the specific type of loss experienced by the Company. In addition, the TAO insurance markets are limited, and the level of insurance maintained by the Custodian may be substantially lower than the value of the assets of the Company. While the Custodian maintains certain capital reserve requirements based on the value of the assets under custody (which may provide additional means to cover client asset losses), the Company cannot be assured that the Custodian will maintain capital reserves sufficient to cover actual or potential losses with respect to the Company’s crypto assets.

Additionally, the security of crypto assets held by the Custodian depends significantly on how effectively the Custodian safeguards private cryptographic keys associated with such assets. Although the Custodian uses both “hot” (online) and “cold” (offline) storage mechanisms designed to balance security and operational needs, any crypto assets stored in hot wallets may be at increased risk of theft, hacking, or unauthorized access compared to those held solely in cold storage. Furthermore, the Custodian’s private key management practices, security protocols, and operational controls may not fully prevent cybersecurity breaches, human errors, or other security failures, which could result in partial or total loss of the Company’s crypto assets.

Moreover, in the event of an insolvency or bankruptcy of the Custodian in the future, given that the contractual protections and legal rights of customers with respect to crypto assets held on their behalf by third parties are relatively untested in a bankruptcy of an entity such as the Custodian in the crypto asset industry, there is a risk that the Company’s assets may be considered the property of the bankruptcy estate of the Custodian. The Company may be at risk of being treated as a general unsecured creditor of such entity and subject to the risk of total loss or significant impairment of the value of such assets.

Furthermore, the Prime Broker may engage in trading activities strictly as principal, meaning it may act as our direct counterparty rather than as an agent, fiduciary, or financial advisor. The Prime Broker may simultaneously engage in hedging transactions or market-making activities, potentially creating conflicts of interest, including scenarios where the Prime Broker’s market activities negatively impact pricing or liquidity in our transactions. We do not have full visibility into these market-making or hedging activities, and these activities could result in less favorable execution terms than we might obtain elsewhere.

Additionally, the Custodian’s custodial and settlement services depend on complex proprietary technology platforms and APIs provided by affiliates and third-party service providers. We are entirely dependent on the reliability and security of this technology infrastructure. Any operational disruption at the Custodian, Prime Broker, or their third-party providers could lead to delays, transaction failures, asset losses, or increased vulnerability to security breaches.

Regulatory scrutiny or enforcement actions directed at the Prime Broker or Custodian could also adversely impact their ability to offer services, force changes in business practices, or cause operational disruptions. Such events could materially impair our business activities, operations, and the value of our crypto assets held by the Custodian.

Security threats to the Company’s account at the Custodian could result in the halting of the Company’s operations and a loss of the Company’s assets or damage to the reputation of the Company, each of which could materially and adversely affect the Company.

Security breaches, computer malware, and hacking attacks have been a prevalent concern in relation to crypto assets. The Company believes that its TAO held at the Custodian will be an appealing target to hackers or malware distributors seeking to destroy, damage, or steal the Company’s TAO – a threat that will only become more appealing if the Company’s TAO grows in value. To the extent that the Company and Custodian are unable to identify and mitigate or stop new security threats or adapt to technological changes in the crypto asset industry, the Company’s TAO may be subject to theft, loss, destruction, or other attack.

The Company believes that the security procedures in place for the Custodian, including, but not limited to, offline storage (cold storage) and other measures, are reasonably designed to safeguard the Company’s TAO. Nevertheless, no security procedure can guarantee the prevention of all loss due to a security breach, software defect, or act of God. Such events may have to be borne by the Company. Additionally, security procedures may not protect against all errors, software flaws, or other vulnerabilities in the technical infrastructure of the Company or Custodian, which could result in theft, loss, or damage of assets. The Company does not control the Custodian’s operations or their implementation of such security procedures, and there can be no assurance that such security procedures will work as designed or prove successful in safeguarding the Company’s assets against all possible sources of theft, loss, or damage. Assets not held in cold storage, such as assets held in a trading account, are more vulnerable to security breaches, hacking, or loss than assets held in cold storage.

The security procedures and operational infrastructure may be breached due to the actions of outside parties or error or malfeasance of an employee of the Company or Custodian. As a result, an unauthorized party may obtain access to the Company’s account at the Custodian, the relevant private keys (and therefore TAO), or other data or property of the Company. Additionally, outside parties may attempt to fraudulently induce employees of the Company or the Custodian to disclose sensitive information in order to gain access to the Company’s infrastructure. As the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently (or may be designed to remain dormant until a predetermined event and often are not recognized until launched against a target), the Company and the Custodian may be unable to anticipate these techniques or implement adequate preventative measures.

An actual or perceived breach of the Company’s account at the Custodian could harm the Company’s operations or result in partial or total loss of the Company’s assets, resulting in a significant reduction or destruction in the value of the TAO.

Risks Related to Staking

Staking activities involve significant risks, including the risks of borrower default, operational failures and the potential loss of TAO, which could materially and adversely affect the Company’s financial performance and the value of its crypto assets.

Staking TAO tokens exposes us to a variety of operational, economic, technological, and regulatory risks. Although staking can generate rewards, the process involves locking or delegating our TAO tokens to a validator, thereby restricting our immediate liquidity and ability to freely trade or use these tokens. Any operational disruptions, cybersecurity breaches, or software errors affecting our staking providers, validators, or the underlying blockchain network may result in partial or total loss of our staked TAO.

Unlike traditional financial instruments, staking transactions are final and irreversible once executed, increasing the risk associated with potential human errors, operational failures, or malicious activities. Additionally, the underlying validator operations and staking infrastructure may be subject to technical vulnerabilities or exploits. A failure, security breach, or operational deficiency in validator performance or infrastructure could significantly reduce or eliminate staking rewards or result in economic penalties that adversely affect our financial condition.

We depend on third-party providers, such as our Custodian, and affiliated or independent validators, including Yuma, to facilitate and manage our staking activities. If our Custodian or validator experiences financial distress, insolvency, cybersecurity incidents, or other operational failures, we may experience significant delays or difficulty recovering staked tokens, lose expected staking rewards, or incur permanent loss of the underlying staked assets. Additionally, third-party staking providers, including our Custodian, may not maintain insurance coverage sufficient to protect us against all types of loss scenarios, leaving us potentially exposed to substantial economic risk.

Staking activities may also subject us to regulatory uncertainty and evolving interpretations of securities, commodities, and financial services laws. Regulators may impose licensing, registration, reporting, or other compliance requirements on our staking activities, leading to increased legal and operational burdens, costs, or interruptions. Furthermore, we may be required to alter, limit, or cease staking activities altogether in response to future regulatory or enforcement developments.

With respect to staking activities, the Custodian’s or an affiliate’s liability for direct damages, including slashing penalties or missed staking rewards, is also limited. Specifically, liability for slashing penalties may be capped at staking service fees collected during the 6-month period prior to the relevant incident. Liability for missed rewards may be capped at staking service fees collected during the preceding 3-month period. The Custodian or an affiliate also may not be not liable for blockchain protocol malfunctions, software bugs, third-party validator errors, or any staking-related losses below $1,000 USD.

The occurrence of any of these risks could materially impair our crypto asset holdings, adversely affect the financial performance of our business, and significantly diminish the value of our TAO tokens.

Our reliance on the Custodian and its third-party validator for TAO staking activities creates concentration and related risks.

We rely on the Custodian to facilitate our staking activities with respect to TAO tokens. Through its staking services, the Custodian holds and stakes our TAO through its third-party validator partner, Yuma. While we believe Yuma has been selected by the Custodian due to its reputation for security, reliability, and operational performance, neither the Custodian nor Yuma guarantees staking rewards, uninterrupted service, or protection against all operational or security risks. Our staked TAO could be subject to loss, reduction, or impaired liquidity due to validator performance issues, slashing-like economic penalties (in the form of reduced or eliminated rewards), cybersecurity breaches, network disruptions, regulatory actions, or technical failures affecting the Custodian’s staking infrastructure or the Bittensor blockchain itself. Moreover, we do not control Yuma’s operational practices or technical infrastructure, and we have limited visibility into or control over the processes by which staking rewards are generated and allocated.

In addition, our reliance on a limited number of third-party providers, notably our primary Custodian and the validator Yuma, creates a concentration of operational risk. The failure, underperformance, insolvency, or malfeasance of any key provider could materially and adversely affect our assets and staking operations. Given our significant reliance on Yuma as our principal validator, disruptions affecting Yuma, such as downtime, operational deficiencies, cybersecurity breaches, or withdrawal from the market, could leave us unable to promptly identify or transition to an equivalent validator. This could result in our TAO tokens remaining unstaked, thereby causing us to forego anticipated staking rewards, or forcing us to hurriedly redelegate our tokens, potentially leading to suboptimal returns or additional costs.

Furthermore, any material changes in the terms or fee structures imposed by our staking providers, including increased commission rates, more restrictive withdrawal conditions, or diminished service quality, may significantly reduce our net rewards, making our staking activities financially less attractive. Limited diversification among staking counterparties exacerbates our exposure to the operational, financial, and cybersecurity risks specific to these providers, analogous to counterparty risk in traditional financial services. Consequently, operational failures, security incidents, regulatory issues, or adverse business developments affecting our primary staking counterparties could significantly harm our business, financial condition, and the value of our crypto asset holdings.

Our TAO staking relies on the Custodian and our validator, Yuma, who may utilize subnet automated market maker (“AMM”) pools, exposing us to additional liquidity, market, and operational risks beyond our direct control.

We stake TAO tokens through arrangements facilitated and managed by the Custodian and its selected validator, Yuma. In connection with these staking arrangements, the Custodian and Yuma may choose to convert our TAO tokens into subnet-specific “Alpha tokens” using subnet AMM pools. The Custodian and Yuma would control decisions regarding which subnet pools to use, how tokens are allocated among those pools, and the timing and extent of token conversions. As a result, we are indirectly exposed to significant risks associated with subnet AMM pools, including liquidity constraints, volatile exchange rates, operational failures, cybersecurity vulnerabilities, and potential market disruptions.

Because decisions regarding subnet AMM pools and staking strategies are made by the Custodian and Yuma, we have limited visibility into or control over these decisions and the underlying operational safeguards. The economic viability of subnet AMM pools remains largely unproven, and these pools are subject to experimental and rapidly evolving technological and regulatory environments. Any adverse event affecting these AMM pools or Yuma’s or the Custodian’s selection and use of such pools, including but not limited to unfavorable market conditions, liquidity shortages, smart contract vulnerabilities, cybersecurity breaches, or operational failures, could result in significant financial losses, impairment of the liquidity or value of our staked TAO, or even total loss of our crypto assets.

We must also rely upon the Custodian’s and Yuma’s operational due diligence, technical expertise, and risk management practices, without the ability to independently verify or control these measures. Consequently, failures in the Custodian’s or Yuma’s decision-making or operational processes, or the AMM pools they choose, could materially and adversely impact our business operations, financial condition, and results of operations.

Crypto Asset Regulatory Risks

We are not subject to legal and regulatory obligations that apply to investment companies such as mutual funds, or to obligations applicable to investment advisers or other regulated entities.

Mutual funds and other registered investment companies are subject to extensive federal regulation as “investment companies” under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Additionally, firms that manage the assets of registered investment companies generally must register as “investment advisers” under the U.S. Investment Advisers Act of 1940, as amended (the “Advisers Act”). These regulatory regimes impose stringent requirements relating to custody of assets, restrictions on transactions with affiliated parties, limits on investment activities, mandated governance structures, and detailed disclosure obligations designed to protect investors.

We are not an investment company and do not manage third-party assets. Therefore, we are neither registered nor required to register as an investment company or investment adviser. Although one of our key treasury reserve assets is a crypto asset (TAO) and we engage in activities such as staking, we conduct these activities solely for our own corporate treasury management and not on behalf of external investors. Consequently, our operations involving TAO, including custody arrangements, transactions with affiliates, investment decisions, and general business practices, are not subject to the extensive regulatory framework applicable to mutual funds and registered investment advisers. Investors in our company therefore do not benefit from the heightened protections provided under the Investment Company Act or the Investment Advisers Act.

For example, although significant changes to our crypto asset strategy require approval by our board of directors, these changes do not necessitate shareholder votes or regulatory approvals mandated for registered investment companies. As a result, our board retains broad discretion regarding investment and cash management policies, including the authority to modify, suspend, or expand our strategy of acquiring, holding, or staking TAO, without being subject to regulatory procedures applicable to investment companies.

If crypto assets held by the Company are determined to be securities under U.S. federal or state law, the Company would become subject to significant regulatory burdens, which may materially and adversely affect its business, operations, and financial condition.

The legal characterization of crypto assets under U.S. securities laws remains unsettled and continues to evolve. If the U.S. Securities and Exchange Commission (“SEC”), another federal agency, or a state regulator determines that TAO or any other crypto asset held by the Company constitutes a security under the Securities Act of 1933, as amended (the “Securities Act”), or the Investment Company Act, the Company could become subject to extensive regulatory obligations. These obligations may include registration requirements, enhanced disclosure and reporting, restrictions on business activities, and compliance with corporate governance and custody standards.

The SEC has taken the position that certain crypto assets, depending on their characteristics, method of distribution, and functional use, may be classified as investment contracts or otherwise fall within the definition of a “security.” Although we do not believe that our current activities, including the holding and staking of TAO, involve investment securities or cause us to be an investment company within the meaning of the Investment Company Act, there can be no assurance that regulators will agree with our assessment, particularly as new guidance, enforcement actions, or legal precedents develop.

If the Company were required to register as an investment company, or if the crypto assets it holds were deemed to be unregistered securities, we could be forced to significantly alter, limit, or cease certain operations, including staking or other network participation activities. In such a scenario, the Company may also become subject to enforcement actions, penalties, or other remedial measures, any of which could result in reputational harm, legal liability, or the inability to continue its current business model. In addition to federal law, the Company may be subject to regulation under state securities laws, some of which apply broader definitions of a

“security” than those used by the SEC. As a result, the Company could face additional regulatory scrutiny, registration requirements, or enforcement exposure at the state level, even if federal regulators do not classify its crypto assets as securities.

Regulatory uncertainty surrounding the classification of crypto assets presents a continuing risk to the Company’s operations. Any determination that the crypto assets held or activities conducted by the Company fall within the scope of U.S. securities laws could impose significant costs, create legal obstacles to continued operations, or materially impair the value of the Company’s assets and the returns available to its investors. If we decide to cease certain operations in response to new regulatory obligations, such actions could occur at a time that is unfavorable to investors.

Engaging in certain activities involving crypto assets classified as commodities, such as offering futures, derivatives, leveraged transactions, or providing trading advice or brokerage services, could subject us to additional regulation by the Commodity Futures Trading Commission (“CFTC”), and potentially oversight by the National Futures Association (“NFA”).

If our activities require CFTC registration, we may be required to comply with extensive regulatory obligations, which could result in significant costs and operational disruptions. For example, depending on our activities, we could be required to register a commodity pool, commodity pool operator, and/or commodity trading advisor with the CFTC through the NFA. Compliance with these additional regulatory requirements could result in substantial, non-recurring expenses, adversely affecting an investment in our securities. If we determine not to comply with such regulations, we may be forced to cease certain operations, which could negatively impact our investors. Additionally, current and future legislative or regulatory developments, including new CFTC interpretations, could impact how crypto assets are classified and traded.

Potential classification of our crypto asset activities including staking as money transmission could subject us to additional regulatory requirements, resulting in significant compliance costs or the cessation of certain operations.

If regulatory changes or interpretations require us to register as a money services business (“MSB”) with the Financial Crimes Enforcement Network (“FinCEN”) under the U.S. Bank Secrecy Act (“BSA”), or as a money transmitter (an entity licensed to transfer money or monetary value between parties) under applicable state laws, we may become subject to extensive regulatory obligations, including anti-money laundering (“AML”) programs, reporting, recordkeeping, licensing, and periodic examinations. Compliance with these requirements could result in significant expenses and operational burdens. If such requirements apply, we may incur extraordinary costs to maintain compliance, or alternatively, we may determine that continuing certain business activities is no longer economically viable.

Regulatory scrutiny or shifting enforcement priorities could subject our crypto asset activities to significant compliance costs, legal liabilities, and operational disruptions, even absent formal classification as securities or commodities.

Our crypto asset activities are subject to a rapidly evolving and uncertain regulatory environment involving multiple jurisdictions and regulatory authorities, including the SEC, CFTC, FinCEN, and various state and foreign regulators. Regulatory authorities across different countries often adopt inconsistent or conflicting approaches toward cryptocurrencies and related services, leading to uncertainty in regulatory application. Even absent formal classification of our crypto assets as securities, commodities, or other regulated products, shifting regulatory interpretations or enforcement priorities could significantly increase scrutiny of our activities.

Recent enforcement actions in the cryptocurrency industry illustrate the potential for rapid and unforeseen changes in regulatory stances. Should regulators assert jurisdiction over our crypto asset activities, we may face substantial compliance costs, legal liabilities, operational disruptions, reputational harm, or be compelled to substantially alter or discontinue certain activities altogether. In particular, the regulatory status of specific crypto assets, including TAO, remains unclear, and if regulators classify TAO as a security or other regulated instrument, we could be subject to regulatory inquiries and penalties.

This regulatory uncertainty elevates the risk of inadvertent violations, potentially resulting in enforcement actions, sanctions, or cease-and-desist orders requiring immediate changes to our business operations. Furthermore, new legislation or regulatory actions could ban, restrict, or impose stringent licensing or operational requirements on crypto asset activities. Given the interconnected nature of global regulatory oversight, regulatory developments in one jurisdiction can prompt similar actions elsewhere, amplifying the compliance burdens we face and further increasing operational complexity and costs.

We may also face litigation or regulatory enforcement actions related to crypto asset transactions, custody, disclosures, staking, or compliance practices. Regulatory agencies, including the SEC, CFTC, state regulators, or private plaintiffs, could assert claims alleging violations of securities laws, fraud, fiduciary breaches, or other misconduct. Defending such actions would involve significant costs, consume substantial management resources, and could result in adverse judgments, regulatory fines, cease-and-desist orders, forced operational modifications, or reputational damage that materially impact our business.

Companies that adopt crypto asset treasury or similar activities have also historically been subject to increased scrutiny from regulators, investors, and the public. Some transitions have triggered enforcement actions, investigations, and litigation relating to inadequate or misleading disclosures, potential insider trading, regulatory noncompliance, and operational deficiencies. We may similarly face heightened regulatory oversight and investor scrutiny, increasing the risk of litigation or regulatory investigations.

Additional Crypto Asset Risks

Changes in tax law or adverse positions by tax authorities regarding crypto assets could result in increased tax burdens, reporting requirements, or other negative consequences.

The tax treatment of cryptocurrencies and related transactions, including staking rewards, is an evolving area of law characterized by rapid changes, regulatory uncertainty, and ongoing debate. Currently, the U.S. Internal Revenue Service (“IRS”) classifies cryptocurrencies, such as Bitcoin, as property rather than currency, meaning transactions involving crypto assets are generally treated as dispositions subject to capital gains taxation. However, this classification and related tax positions could abruptly change as lawmakers, regulators, or courts respond to the increasing adoption and use of crypto assets.

New legislation, regulatory interpretations, or judicial rulings may significantly alter the existing tax framework, including any changes to reporting requirements. For instance, reclassification of cryptocurrencies as currencies or introduction of new transaction taxes, withholding requirements, or stringent reporting obligations could materially increase our tax liabilities and compliance costs. Due to the complexity and continuously changing nature of crypto taxation, we could inadvertently incur unexpected tax obligations, reporting deficiencies, or penalties for non-compliance, negatively affecting our financial position, operational efficiency, and reputation. Moreover, uncertainty surrounding crypto taxation could deter users from engaging in crypto transactions, indirectly reducing demand and adversely impacting our business.

Specifically, the taxation of staking rewards remains subject to significant uncertainty. Under IRS guidance provided in Revenue Ruling 2023-14 (the “2023 Revenue Ruling”), staking rewards are taxable as income at the time a cash-method taxpayer gains “dominion and control” over newly received tokens. However, the applicability of the 2023 Revenue Ruling to accrual method taxpayers, particularly those taxpayers with “applicable financial statements,” is currently unclear. Consequently, we may incur immediate tax liabilities denominated in USD upon receipt of staking rewards, such as TAO tokens, irrespective of whether those tokens are liquidated or converted into cash. During periods of significant staking activity, we may face substantial tax obligations payable in USD, potentially necessitating the liquidation of holdings under unfavorable market conditions. Sudden declines in token values after the recognition of taxable income could create disproportionate tax liabilities relative to current token values, adversely affecting our liquidity and financial stability.

Furthermore, ongoing litigation is challenging the IRS’s position on staking rewards taxation. Judicial decisions or future regulatory interpretations resulting from such cases could alter the timing, characterization, or taxable amounts related to staking income. Such changes would further complicate our accounting and tax planning, requiring rapid adjustments to internal procedures. We must maintain rigorous processes for accurately tracking, valuing, and reporting staking rewards, which is particularly challenging due to crypto market volatility. Any inaccuracies or process failures could lead to underpayment penalties, financial restatements, or adverse audit findings, materially impacting our financial results.

If our operations expand internationally, we may encounter additional complexities related to international taxation. Exposure to multiple foreign tax regimes, each with distinct approaches to crypto taxation, would significantly increase our compliance burdens, risks of double taxation, and the potential for inadvertent non-compliance.

Environmental and social risks associated with crypto assets could lead to negative market perceptions of TAO and materially harm its value.

Growing regulatory and public scrutiny regarding the environmental and energy consumption impact of blockchain technologies could negatively affect our reputation and operational freedom. Although TAO’s consensus mechanism differs significantly from energy-intensive proof-of-work models, broader industry-wide environmental criticisms may negatively influence market perceptions and lead to restrictive regulations or reduced investor appetite for crypto assets. Any resulting decline in public acceptance or regulatory tightening could materially harm TAO’s market value and our business prospects.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On June 9, 2025, we issued 1,867 shares of Common Stock to Neil Cataldi, in exchange for investor relations services.

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

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Second Amendment to Series C Warrants

On August 14, 2025, the Company entered into a second amendment (the “Second Series C Warrant Amendment”) to the Series C Warrants with holders of the Series C Warrants, effective as of June 30, 2025, to amend certain provisions as follows: (i) to further modify the Black Scholes Value (as defined therein) used to calculate payments to holders of the Series C Warrants in the event of a Fundamental Transaction (as defined therein) that is not approved by the Company’s board of directors or involves no consideration to holders of the Series C Warrants, from the greatest of (a) the Black Scholes Value of the remaining unexercised portion of the Series C Warrant, and (b) 125% of the positive difference between (1) product of the number of warrant shares underlying the unexercised portion of the Series C Warrant and the highest VWAP for the Common Stock during the period commencing twenty (20) trading days prior to the public announcement of the Fundamental Transaction (as defined therein) and ending on the consummation thereof and (2) the remaining aggregate exercise price of the Series C Warrant, to the greatest of (a) the Black Scholes Value of the remaining unexercised portion of the Series C Warrant, and (b) the positive difference between (1) product of the number of warrant shares underlying the unexercised portion of the Series C Warrant and the highest VWAP for the Common Stock during the period commencing twenty (20) trading days prior to the public announcement of the Fundamental Transaction and ending on the consummation thereof and (2) the remaining aggregate exercise price of the Series C Warrant, and (ii) to remove the provision providing for an increase in the exercise price of the Series C Warrants upon (a) the increase or decrease of the purchase or exercise price of any options, (b) the issuance of additional consideration upon the conversion of any convertible securities or (c) the increase or decrease of the rate of conversion of any convertible securities.

The foregoing description of the Second Series C Warrant Amendment is qualified in its entirety by reference to the full text of the Second Series C Warrant Amendment, a copy of which is filed as Exhibit 4.4 to this Quarterly Report on Form 10-Q and is incorporated by reference herein.

Amendment to Series D Warrants

On August 14, 2025, the Company entered into an amendment (the “Series D Warrant Amendment”) to the Series D Warrants with holders of the Series D Warrants, effective as of June 30, 2025, to amend certain provisions as follows: (i) to further modify the Black Scholes Value (as defined therein) used to calculate payments to holders of the Series D Warrants in the event of a Fundamental Transaction (as defined therein) that is not approved by the Company’s board of directors or involves no consideration to holders of the Series D Warrants, from the greatest of (a) the Black Scholes Value of the remaining unexercised portion of the Series D Warrant, and (b) 125% of the positive difference between (1) product of the number of warrant shares underlying the unexercised portion of the Series D Warrant and the highest VWAP for the Common Stock during the period commencing twenty (20) trading days prior to the public announcement of the Fundamental Transaction (as defined therein) and ending on the consummation thereof and (2) the remaining aggregate exercise price of the Series D Warrant, to the greatest of (a) the Black Scholes Value of the remaining unexercised portion of the Series D Warrant, and (b) the positive difference between (1) product of the number of warrant shares underlying the unexercised portion of the Series D Warrant and the highest VWAP for the Common Stock during the period commencing twenty (20) trading days prior to the public announcement of the Fundamental Transaction and ending on the consummation thereof and (2) the remaining aggregate exercise price of the Series D Warrant, and (ii) to remove the provision providing for an increase in the exercise price of the Series D Warrants upon (a) the increase or decrease of the purchase or exercise price of any options, (b) the issuance of additional consideration upon the conversion of any convertible securities or (c) the increase or decrease of the rate of conversion of any convertible securities.

The foregoing description of the Series D Warrant Amendment is qualified in its entirety by reference to the full text of the Series D Warrant Amendment, a copy of which is filed as Exhibit 4.5 to this Quarterly Report on Form 10-Q and is incorporated by reference herein.

First Amendment to 2024 Placement Agent Warrants

On August 14, 2025, the Company entered into an amendment (the “2024 Placement Agent Warrant Amendment”) to the warrants issued pursuant to that certain engagement letter, by and between the Company and GP Nurmenkari Inc., dated September 10, 2024 (the “2024 Placement Agent Warrants”), in its capacity as the Series D Placement Agent, effective as of June 30, 2025, to amend certain provisions as follows: (i) to further modify the Black Scholes Value (as defined therein) used to calculate payments to holders of the 2024 Placement Agent Warrants in the event of a Fundamental Transaction (as defined therein) that is not approved by the Company’s board of directors or involves no consideration to holders of the 2024 Placement Agent Warrants, from the greatest of (a) the Black Scholes Value of the remaining unexercised portion of the 2024 Placement Agent Warrant, and (b) 125% of the positive difference between (1) product of the number of warrant shares underlying the unexercised portion of the 2024 Placement Agent Warrant and the highest VWAP for the Common Stock during the period commencing twenty (20) trading days prior to the public announcement of the Fundamental Transaction (as defined therein) and ending on the consummation thereof and (2) the remaining aggregate exercise price of the 2024 Placement Agent Warrant, to the greatest of (a) the Black Scholes Value of the remaining unexercised portion of the 2024 Placement Agent Warrant, and (b) the positive difference between (1) product of the number of warrant shares underlying the unexercised portion of the 2024 Placement Agent Warrant and the highest VWAP for the Common Stock during the period commencing twenty (20) trading days prior to the public announcement of the Fundamental Transaction and ending on the consummation thereof and (2) the remaining aggregate exercise price of the 2024 Placement Agent Warrant, and (ii) to remove the provision providing for an increase in the exercise price of the 2024 Placement Agent Warrants upon (a) the increase or decrease of the purchase or exercise price of any options, (b) the issuance of additional consideration upon the conversion of any convertible securities or (c) the increase or decrease of the rate of conversion of any convertible securities.

The foregoing description of the 2024 Placement Agent Warrant Amendment is qualified in its entirety by reference to the full text of the 2024 Placement Agent Warrant Amendment, a copy of which is filed as Exhibit 4.7 to this Quarterly Report on Form 10-Q and is incorporated by reference herein.

First Amendment to 2025 Placement Agent Warrants

On August 14, 2025, the Company entered into an amendment (the “2025 Placement Agent Warrant Amendment”) to the warrants issued pursuant to that certain engagement letter, by and between the Company and GP Nurmenkari Inc., dated June 9, 2025 (the “2025 Placement Agent Warrants”), in its capacity as the Series C Placement Agent, effective as of June 30, 2025, to amend certain provisions as follows: (i) to further modify the Black Scholes Value (as defined therein) used to calculate payments to holders of the 2025 Placement Agent Warrants in the event of a Fundamental Transaction (as defined therein) that is not approved by the Company’s board of directors or involves no consideration to holders of the 2025 Placement Agent Warrants, from the greatest of (a) the Black fthe highest VWAP for the Common Stock during the period commencing twenty (20) trading days prior to the public announcement of the Fundamental Transaction (as defined therein) and ending on the consummation thereof and (2) the remaining aggregate exercise price of the 2025 Placement Agent Warrant, to the greatest of (a) the Black Scholes Value of the remaining unexercised portion of the 2025 Placement Agent Warrant, and (b) the positive difference between (1) product of the number of warrant shares underlying the unexercised portion of the 2025 Placement Agent Warrant and the highest VWAP for the Common Stock during the period commencing twenty (20) trading days prior to the public announcement of the Fundamental Transaction and ending on the consummation thereof and (2) the remaining aggregate exercise price of the 2025 Placement Agent Warrant, and (ii) to remove the provision providing for an increase in the exercise price of the 2025 Placement Agent Warrants upon (a) the increase or decrease of the purchase or exercise price of any options, (b) the issuance of additional consideration upon the conversion of any convertible securities or (c) the increase or decrease of the rate of conversion of any convertible securities.

The foregoing description of the 2025 Placement Agent Warrant Amendment is qualified in its entirety by reference to the full text of the 2025 Placement Agent Warrant Amendment, a copy of which is filed as Exhibit 4.6 to this Quarterly Report on Form 10-Q and is incorporated by reference herein.

Silverman Employment Agreement

On August 14, 2025, the Company entered into an Executive Compensation Agreement (the “Silverman Compensation Agreement”) with Joshua N. Silverman, effective as of July 1, 2025, pursuant to which Mr. Silverman will serve as the Company’s Executive Chairman.

The Silverman Compensation Agreement provides for an initial three-year term, with automatic one-year renewal periods unless either party provides at least ninety (90) days’ prior written notice of non-renewal. Under the Silverman Compensation Agreement, Mr. Silverman is entitled to an annual base salary of $360,000, subject to annual review and potential increase by the Compensation Committee of the Board. Mr. Silverman is eligible to receive an annual performance-based bonus. In addition, Mr. Silverman is entitled to receive annual long-term incentive awards under the Company’s Long Term Incentive Plan with a target annual equity award grant date fair value to equal 300% of Mr. Silverman’s base salary.

In the event of termination without “Cause” or by Mr. Silverman for “Good Reason” (as such terms are defined in the Silverman Compensation Agreement). Mr. Silverman is entitled to receive accrued compensation through the termination date, severance equal to two times the sum of his base salary and target bonus (prorated for the year of termination), payable over 24 months, and accelerated vesting of all unvested equity awards. If such termination occurs within two years following or six months preceding a “Change in Control” (as defined in the Silverman Compensation Agreement), Mr. Silverman is entitled to enhanced severance equal to three times the sum of his base salary and target bonus, payable in a lump sum, and full acceleration of all unvested equity awards.

In the event of Mr. Silverman’s death during the term of the Silverman Compensation Agreement, his estate is entitled to receive accrued compensation, any unpaid bonus amounts, accelerated vesting of all unvested equity awards, and any other benefits due under the Company’s benefit plans. In addition, the death benefit under the Company’s life insurance program, if any, will be paid to his designated beneficiary or estate. If Mr. Silverman’s employment terminates due to disability, he is entitled to accrued compensation, prorated target bonus, and continued salary payments for 24 months, along with accelerated vesting of all unvested equity awards and benefits under the Company’s long-term disability insurance plan, if applicable.

All severance and equity acceleration benefits are subject to Mr. Silverman’s execution and non-revocation of a general release of claims. The Agreement also includes provisions regarding confidentiality, non-disparagement, post-employment cooperation, and compliance with Section 409A of the Internal Revenue Code. Compensation under the Agreement is subject to the Company’s clawback policies as may be required by applicable law or listing standards.

The foregoing description of the Silverman Employment Agreement is qualified in its entirety by reference to the full text of the Silverman Employment Agreement, a copy of which is filed as Exhibit 10.7 to this Quarterly Report on Form 10-Q and is incorporated by reference herein.

Amended and Restated Bylaws

On August 14, 2025, the Board approved an amendment and restatement of the Company’s Bylaws, as amended, (the “Amended and Restated Bylaws”), effective August 14, 2025, to reflect the name change of the Company. A copy of the Amended and Restated Bylaws is filed herewith as Exhibit 3.3 and is incorporated herein by reference.

Rule 10b5-1 Trading Plans

During the fiscal quarter ended June 30, 2025, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits.

Exhibit Number
3.1	Certificate of Designations for the Series D Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-3 filed on July 11, 2025).

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed on June 27, 2025).

3.3	Amended and Restated Bylaws of TAO Synergies Inc.

4.1	Form of Warrant (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed on June 9, 2025).

4.2	Form of Consultant Warrant (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K, filed on June 9, 2025).

4.3	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.3 to our Registration Statement on Form S-3 filed on July 11, 2025).

4.4	Form of Second Amendment to Series C Warrant, dated August 14, 2025, by and between the Company and the Investors thereto.

4.5	Form of First Amendment to Series D Warrant, dated August 14, 2025, by and between the Company and the Investors thereto.

4.6	Form of First Amendment to 2025 Placement Agent Warrant, dated August 14, 2025, by and between the Company and the Investors thereto.

4.7	Form of First Amendment to 2024 Placement Agent Warrant, dated August 14, 2025, by and between the Company and the Investors thereto.

10.1	Securities Purchase Agreement, dated June 9, 2025 by and among the Company and the Investors (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on June 9, 2025).

10.2	Registration Rights Agreement, dated June 9, 2025, by and among the Company and the Investors (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on June 9, 2025).

10.3	Engagement Letter, dated June 9, 2025 by and between Synaptogenix, Inc. and GP Nurmenkari Inc. (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K, filed on June 9, 2025).

10.4

Engagement Letter, dated September 10, 2024 by and between Synaptogenix, Inc. and GP Nurmenkari Inc. (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K, filed on September 11, 2024).

10.5	Consulting Services Agreement by and between the Company, James Altucher and Z-List Media, Inc. (incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K, filed on June 9, 2025).

10.6	Consulting Services Agreement by and between the Company and Dr. Daniel L. Alkon, M.D. (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K, filed on June 9, 2025).

10.7	Form of Executive Compensation Agreement, effective as of July 1, 2025, by and between the Company and Josh Silverman.

31.1	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial information from this Quarterly Report on Form 10-Q for the period ended June 30, 2025, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Statements of Operations; (ii) the Condensed Balance Sheets; (iii) the Condensed Statements of Cash Flows; and (iv) the Notes to Financial Statements, tagged as blocks of text.

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

TAO Synergies Inc.

Date: August 14, 2025	By:	/s/ Joshua N. Silverman
Joshua N. Silverman
Executive Chairman of the Board of Directors
(principal executive officer)

Date: August 14, 2025	By:	/s/ Robert Weinstein
Robert Weinstein
Chief Financial Officer, Executive Vice President, Secretary and Treasurer
(principal financial officer and principal accounting officer)