Form 10-Q
period 2025-09-30
TAO Synergies Inc.
filed 2025-11-14
CIK 1571934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

As of November 11, 2025, there were 7,128,912 shares of the registrant’s common stock, $0.0001 par value per share, issued and outstanding.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements. These statements, identified by words such as “plan,” “anticipate,” “believe,” “estimate,” “should,” “expect” and similar expressions, include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, crypto asset trading activity, including trading volume and the prevailing trading prices for crypto assets, which can be highly volatile; market conditions of, and overall sentiment towards, the cryptoeconomy; system failures, outages or interruptions, including with respect to third-party crypto networks; our lack of control over decentralized or third-party blockchains and networks that may experience downtime, cyberattacks, critical failures, errors, bugs, corrupted files, data losses, or other similar software failures, outages, breaches and losses; regulatory developments related to crypto assets and crypto asset markets, which could adversely affect our business, financial condition, and results of operations; the crypto markets being historically characterized by limited liquidity and trading volumes compared to sovereign currencies markets, relative anonymity, potential susceptibility to market abuse and manipulation, compliance and internal control failures at exchanges, and various other risks inherent in its entirely electronic, virtual form and decentralized network; our new media platform, including the accuracy of Bittensor - related information provided thereon; the reputational impact of our new media platform; our inability to expand our business, significant government regulation of pharmaceuticals and the healthcare industry, existing or increased competition, stock volatility and illiquidity, and our failure to implement our business plans or strategies. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. You should carefully review this report in its entirety, including but not limited to our financial statements and the notes thereto and the risks described in Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the Securities and Exchange Commission (the “SEC”) on March 27, 2025, as updated in our quarterly reports and current reports filed with the SEC from time to time. We advise you to carefully review the reports and documents we file from time to time with the SEC including our current reports on Form 8-K. Except for our ongoing obligations to disclose material information under securities laws, we undertake no obligation to publicly release any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

TAO SYNERGIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2025	2024
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,445,427	$17,656,221
Digital assets	15,381,039	—
Prepaid expenses and other current assets	1,522,410	64,633

TOTAL CURRENT ASSETS	18,348,876	17,720,854

Fixed assets, net of accumulated depreciation	10,111	12,925

TOTAL ASSETS	$18,358,987	$17,733,779

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$949,650	$317,287
Accrued expenses	92,396	696,980

TOTAL CURRENT LIABILITIES	1,042,046	1,014,267

Warrant liability	646,000	3,766,000
Derivative liability	2,000	6,177,000

TOTAL LIABILITIES	1,690,046	10,957,267

Commitments and contingencies

Series C Convertible redeemable preferred stock, $.0001 par value and $1,000 face value, 1,000,000 shares authorized; 0 and 4,285 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively. Liquidation preference of $0 as of September 30, 2025.	—	912,830

Series D Convertible redeemable preferred stock, $.0001 par value and $1,000 face value, 1,000,000 shares authorized; 1,204 and 0 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively. Liquidation preference of $ 1,204,000 plus dividends accrued at 5% per annum of $56,725 as of September 30, 2025.	603,797	—

STOCKHOLDERS’ EQUITY
Common stock - 150,000,000 shares authorized, $0.0001 par value; 4,527,412 shares issued and outstanding as of September 30, 2025 and 1,357,165 shares issued and outstanding as of December 31, 2024.	453	137
Additional paid-in capital	84,531,703	53,027,049
Accumulated other comprehensive income	5,702	5,702
Accumulated deficit	(68,472,714)	(47,169,206)

TOTAL STOCKHOLDERS’ EQUITY	16,065,144	5,863,682

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$18,358,987	$17,733,779

See accompanying notes to condensed consolidated financial statements.

TAO SYNERGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2025	2024	2025	2024
REVENUES:
Revenues from TAO staking	$203,371	$—	$207,333	$—

OPERATING EXPENSES:
Research and development	54,388	222,897	263,759	1,174,214
General and administrative	1,948,483	1,136,772	5,148,227	3,457,916
Warrant issuance costs	—	618,375	699,845	618,375
TOTAL OPERATING EXPENSES	2,002,871	1,978,044	6,111,831	5,250,505

OPERATING INCOME (LOSS)	(1,799,500)	(1,978,044)	(5,904,498)	(5,250,505)

OTHER INCOME:
Interest income	43,292	300,681	378,424	1,094,584
Share of net loss in equity investment	—	(12,025)	—	(30,475)
Unrealized loss on digital assets	(2,382,129)	—	(2,396,497)	—
Loss on issuance of Series C Preferred Stock	—	(3,812,625)	—	(3,812,625)
Change in fair value of warrant liability	109,090	(218,000)	(13,055,585)	(314,000)
Change in fair value of derivative liability	106,000	(22,000)	(76,000)	1,091,000
TOTAL OTHER INCOME	(2,123,747)	(3,763,969)	(15,149,658)	(1,971,516)

Net income (loss) before income taxes	(3,923,247)	(5,742,013)	(21,054,156)	(7,222,021)

Provision for income taxes	—	—	—	—

Net income (loss)	(3,923,247)	(5,742,013)	(21,054,156)	(7,222,021)

Preferred Stock dividends	45,210	306,725	249,352	680,919

Net income (loss) attributable to common stockholders	$(3,968,457)	$(6,048,738)	$(21,303,508)	$(7,902,940)

Change in fair value of available for sale debt security	—	5,400	—	4,800

Net comprehensive income (loss)	$(3,968,457)	$(6,043,338)	$(21,303,508)	$(7,898,140)

PER SHARE DATA:

Basic income (loss) per common share	$(1.56)	$(5.01)	$(9.84)	$(6.63)

Basic and fully diluted weighted average common shares outstanding	2,549,600	1,206,600	2,164,500	1,192,500

See accompanying notes to condensed consolidated financial statements.

TAO SYNERGIES INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Three Months Ended September 30, 2024
									Additional		Accumulated Other
	Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Total

Balance July 1, 2024	—	$—	—	$—	—	$—	1,254,309	$127	$54,261,123	$(35,464,950)	$302	$18,796,602

Stock based compensation	—	—	—	—	—	—	—	—	3,791	—	—	3,791

Issuance of Preferred Stock	—	—	5,000	—	—	—	—	—	—	—	—	—

Issuance of common stock for consulting fees	—	—	—	—	—	—	1,304	—	4,500	—	—	4,500

Preferred stock dividends paid	—	274,140	—	13,194	—	—	—	—	—	(287,334)	—	(287,334)

Deemed dividend - preferred stock	—	19,392	—	—	—	—	—	—	—	(19,392)	—	(19,392)

Preferred stock redemptions and conversions	—	—	—	—	—	—	100,000	10	341,687	—	—	341,697

Accrual of preferred stock and dividend redemption	—	(293,532)	—	—	—	—	—	—	—	—	—	—

Preferred stock accretion	—	—	—	301,279	—	—	—	—	(301,279)	—	—	(301,279)

Comprehensive income	—	—	—	—	—	—	—	—	—	—	5,400	5,400

Net loss	—	—	—	—	—	—	—	—	—	(5,742,013)	—	(5,742,013)

Balance September 30, 2024	—	$—	5,000	$314,473	—	$—	1,355,613	$137	$54,309,822	$(41,513,689)	$5,702	$12,801,972

	Three Months Ended September 30, 2025
									Additional		Accumulated Other
	Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Total

Balance July 1, 2025	—	$—	223	$267,761	5,500	$446,942	2,504,911	$251	$81,747,969	$(64,504,257)	$5,702	$17,249,665

Stock based compensation	—	—	—	—	—	—	—	—	53,774	—	—	53,774

Exercise of investor warrants	—	—	—	—	—	—	512,699	51	1,530,406	—	—	1,530,457

Issuance of Series D preferred stock and warrants	—	—	—	—	—	—	—	—	—	—	—	—

Issuance of common stock for consulting fees	—	—	—	—	—	—	727	—	4,500	—	—	4,500

Issuance of warrants for consulting fees	—	—	—	—	—	—	—	—	1,039,089	—	—	1,039,089

Preferred stock dividends	—	—	—	—	—	45,210	—	—	—	(45,210)	—	(45,210)

Deemed dividends on preferred stock	—	—	—	—	—	—	—	—	—	—	—	—

Preferred stock redemptions and conversions	—	—	(223)	(267,761)	(4,296)	(1,078,832)	1,509,075	151	1,346,442	—	—	1,346,593

Preferred stock accretion	—	—	—	—	—	1,190,477	—	—	(1,190,477)	—	—	(1,190,477)

Net income	—	—	—	—	—	—	—	—	—	(3,923,247)	—	(3,923,247)

Balance September 30, 2025	—	$—	—	$—	1,204	$603,797	4,527,412	$453	$84,531,703	$(68,472,714)	$5,702	$16,065,144

	Nine Months Ended September 30, 2024
									Additional		Accumulated Other
	Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Total

Balance January 1, 2024	6,000	$1,236,940	—	$—	—	$—	963,389	$96	$57,957,008	$(33,610,748)	$902	$24,347,258

Stock based compensation	—	—	—	—	—	—	—	—	21,618	—	—	21,618

Issuance of Preferred Stock	—	—	5,000	—	—	—	—	—	—	—	—	—

Issuance of common stock for consulting fees	—	—	—	—	—	—	18,005	3	113,498	—	—	113,501

Preferred stock dividends paid	—	396,640	—	13,194	—	—	—	—	—	(409,834)	—	(409,834)

Deemed dividends on preferred stock	—	271,086	—	—	—	—	—	—	—	(271,086)	—	(271,086)

Preferred stock redemptions and conversions	(2,000)	(1,088,630)	—	—	—	—	374,219	38	1,430,289	—	—	1,430,327

Accrual of preferred stock and dividend redemption	(4,000)	(5,727,348)	—	—	—	—	—	—	—	—	—	—

Preferred stock accretion	—	4,911,312	—	301,279	—	—	—	—	(5,212,591)	—	—	(5,212,591)

Change in fair value of convertible note receivable - investment in debt security	—	—	—	—	—	—	—	—	—	—	4,800	4,800

Net loss	—	—	—	—	—	—	—	—	—	(7,222,021)	—	(7,222,021)

Balance September 30, 2024	—	$—	5,000	$314,473	—	$—	1,355,613	$137	$54,309,822	$(41,513,689)	$5,702	$12,801,972

	Nine Months Ended September 30, 2025
									Additional		Accumulated Other
	Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Total

Balance January 1, 2025	—	$—	4,285	$912,830	—	$—	1,357,165	$137	$53,027,049	$(47,169,206)	$5,702	$5,863,682

Stock based compensation	—	—	—	—	—	—	73,971	7	639,590	—	—	639,597

Exercise of investor warrants	—	—	—	—	—	—	674,707	67	2,014,716	—	—	2,014,783

Issuance of Series D preferred stock and warrants	—	—	—	—	5,500	105,341	—	—	157,442	—	—	157,442

Issuance of common stock for consulting fees	—	—	—	—	—	—	35,244	3	113,613	—	—	113,616

Issuance of warrants for consulting fees	—	—	—	—	—	—	—	—	1,763,319	—	—	1,763,319

Preferred stock dividends	—	—	—	80,363	—	62,016	—	—	—	(142,379)	—	(142,379)

Deemed dividends on preferred stock	—	—	—	106,973	—	—	—	—	—	(106,973)	—	(106,973)

Preferred stock redemptions and conversions	—	—	(4,285)	(4,851,157)	(4,296)	(1,078,832)	2,386,325	239	4,294,589	—	—	4,294,828

Preferred stock accretion	—	—	—	3,407,659	—	1,515,272	—	—	(4,922,931)	—	—	(4,922,931)

Modification of Series C Preferred Stock	—	—	—	343,332	—	—	—	—	6,017,668	—	—	6,017,668

Reclassification of warrants upon amendment	—	—	—	—	—	—	—	—	21,426,648	—	—	21,426,648

Net loss	—	—	—	—	—	—	—	—	—	(21,054,156)	—	(21,054,156)

Balance September 30, 2025	—	$—	—	$—	1,204	$603,797	4,527,412	$453	$84,531,703	$(68,472,714)	$5,702	$16,065,144

See accompanying notes to condensed consolidated financial statements.

TAO SYNERGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2025	September 30, 2024
CASH FLOW USED IN OPERATING ACTIVITIES
Net income (loss)	$(21,054,156)	$(7,222,021)
Adjustments to reconcile net loss to net cash used by operating activities
Stock based compensation	639,590	21,618
Non-cash revenue from digital assets	(207,333)	—
Unrealized loss on digital assets	2,396,497	—
Warrant issuance costs	699,845	618,375
Loss on issuance of Series C Convertible Preferred Stock	—	3,812,625
Change in fair value of warrant liability	13,055,585	314,000
Change in fair value of derivative liability	76,000	(1,091,000)
Share of net loss in equity investment	—	30,475
Consulting services paid by issuance of common stock	113,616	113,501
Consulting services paid by issuance of warrants	418,773	—
Depreciation expense	2,814	4,405
Change in assets and liabilities:
(Increase) decrease in prepaid expenses and other current assets	(113,223)	221,531
Increase (decrease) in accounts payable	632,363	(158,283)
Decrease in accrued expenses	(604,584)	(381,349)
	17,109,943	3,505,898

Net Cash Used in Operating Activities	(3,944,213)	(3,716,123)

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchase of available for sale debt security	—	(1,000,000)
Purchase of crypto currency	(17,570,203)	—

Net Cash Used in Investing Activities	(17,570,203)	(1,000,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from investor warrant exercises	2,014,783	—
Net proceeds from Series C Convertible Preferred Stock offering	—	4,463,000
Net proceeds from Series D Convertible Preferred Stock offering	4,924,000	—
Redemption of Series B Convertible Preferred Stock	—	(7,831,677)
Redemption of Series C Convertible Preferred Stock	(1,430,000)	—
Dividends on Series B Convertible Preferred Stock	—	(950,918)
Dividends on Series C Convertible Preferred Stock	(205,161)	—

Net Cash Provided by (Used in) Financing Activities	5,303,622	(4,319,595)

NET DECREASE IN CASH AND EQUIVALENTS	(16,210,794)	(9,035,718)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	17,656,221	28,661,498

CASH AND EQUIVALENTS AT END OF PERIOD	$1,445,427	$19,625,780

DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of Common Stock for Series B Convertible Preferred Stock installment conversions	$—	$1,430,327
Accretion of Series B Convertible Preferred Stock to redemption value	$—	$4,911,312
Accretion of Series C Convertible Preferred Stock to redemption value	$3,407,659	$301,279
Accretion of Series D Convertible Preferred Stock to redemption value	$1,515,272	$—
Accrual of Series B Convertible Preferred Stock and Dividend Redemption	$—	$5,727,348
Warrant liability upon issuance of Series C Convertible Preferred stock	$—	$2,797,000
Warrant liability upon issuance of Series D Convertible Preferred stock	$5,248,062	$—
Reclassification of warrant liability	$21,426,648	$—
Derivative liability upon issuance of Series C Convertible Preferred stock	$—	$6,096,000
Derivative liability upon issuance of Series D Convertible Preferred stock	$113,000	$—
Reclassification of derivative liability	$6,361,000	$—
Series C Convertible Preferred Stock conversions and redemptions	$4,294,589	$—
Issuance of Consultant Warrants	$1,763,319	$—
Change in fair value of available for sale debt security	$—	$4,800

See accompanying notes to condensed consolidated financial statements.

TAO SYNERGIES INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Unless the context otherwise indicates, references in these Notes to the accompanying financial statements to “we,” “us,” “our” and “the Company” refer to TAO Synergies Inc. and together with its whlly owned and consolidated subsidiaries (formerly known as Synaptogenix, Inc. and Neurotrope Bioscience, Inc.), a Delaware corporation. References to “Neurotrope”, “Parent Company” or “Parent” refer to Neurotrope, Inc., a Nevada corporation.

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

On September 26, 2025, the Company formed a subsidiary TAOX Florida Inc. for the purpose of facilitating the Company’s expansion into the cryptocurrency treasury strategy business.

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

As a result of the Special Committee’s efforts, the Company launched its differentiated cryptocurrency treasury strategy, as described above, to stake TAO for revenue generation and capital appreciation, a strategy which underscores the Company’s mission to create value for shareholders.

Background on TAO and Bittensor

Bittensor is a public Layer 1 blockchain, called Subtensor, built with the Substrate framework and organized into independent “subnets” where miners produce digital commodities (commonly AI outputs) and validators evaluate them. On chain, an algorithm named Yuma Consensus aggregates validators’ rankings of miners to compute emissions (new tokens minted by the protocol) for miners, validators, stakers, and subnet creators. This incentive mechanism is widely referred to in project materials as “Proof-of-Intelligence.” TAO is the Network’s native token and is used to pay transaction fees, incentivize subnet participants, and for staking.

As of August 15, 2025, TAO’s circulating supply was approximately 9,597,491 tokens with a market capitalization of approximately $3.5 billion, according to publicly available sources. The lifecycle of TAO follows a supply schedule. Approximately one block is produced every ~12 seconds, with 1 TAO per block minted before the first halving (about 7,200 TAO/day), and halving occurs when 10.5 million TAO have been emitted. TAO has a hard cap of 21,000,000 tokens. Under the February 13, 2025 Dynamic TAO (dTAO) upgrade, newly issued TAO is first routed to subnets according to market set subnet prices, and staking into a subnet exchanges TAO for that subnet’s alpha token. Exits convert alpha back to TAO at the prevailing pool rate, so outcomes are price sensitive. The Bittensor blockchain does not impose protocol-enforced delays (unbonding periods) in accessing unstaked TAO.

The initial Bittensor mainnet “Kusanagi” launched in January 2021, was followed by the “Nakamoto” upgrade in November 2021, then a fork to the current “Finney” chain on March 20, 2023. Subnets went live on October 2, 2023. Governance has transitioned to a bicameral model in which a Triumvirate (employees of the Opentensor Foundation) authors proposals and a Senate (the top delegate hotkeys by stake) must approve the proposals prior to implementation.

Our Cryptocurrency Asset Strategy

In June 2025, we adopted a differentiated cryptocurrency treasury strategy focused on the pure play artificial intelligence (AI) crypto coin, TAO, the native cryptocurrency of Bittensor. Bittensor is a decentralized blockchain network for machine learning and AI. This was a shift from our prior approach of holding excess cash primarily in FDIC-insured interest-bearing accounts. The change to adopt this strategy results from our intention to obtain the highest yield on excess cash. We seek to stake TAO for revenue generation and capital appreciation, a strategy that underscores our mission to create significant value for shareholders.

Our Board has adopted a long-only TAO accumulation policy under which we allocate substantial portions of our excess cash to purchase TAO with the objective of maximizing tokens per share. As of September 10, 2025, approximately 88% of our treasury holdings were invested in TAO, and our current plan is to continue allocating substantial portions of our excess cash to TAO without a formal cap on the percentage of treasury invested. We do not hedge our TAO exposure and have no diversification strategy into other crypto assets; we are a long-only TAO holder.

Although a liquid market for TAO exists, we have not monetized (i.e., sold) any TAO to date. All TAO is staked as soon as trade settlement permits, and we currently spread staking between two staking providers – tao5 and Yuma. Currently, we only engage in TAO staking. In the future, we may explore additional yield-enhancement strategies, including participation in TAO subnets. Any such activity would likely be undertaken with a third-party partner possessing substantial subnet expertise.

Our Staking Program

We stake our TAO tokens, with the percentage staked varying based on various liquidity and operational considerations, and review this allocation periodically. All staking services are provided through BitGo pursuant to the terms of a Custodial Services Agreement (“CSA”) and the BitGo Staking & Delegation Services Terms (collectively, the “Staking Terms”) which are described below under the heading “Use of Custodians and Storage of TAO Tokens.” In addition, we have entered into a non-custodial Staking & Delegation Technology Services Agreement with Yuma Validator, LLC (the “Yuma Agreement”) under which Yuma operates a validator for root subnet staking on the Bittensor network. Yuma does not custody our TAO or any rewards. For 18 months following the effective date of that agreement, we are required to delegate at least 90% of TAO subject to root subnet staking to a Yuma validator.

Process of Staking

The Custodian currently supports staking TAO to the tao5 and Yuma validators pursuant to its Staking Terms. Under these terms, the Custodian or its designated third-party providers, with input from the Company, stake delegated TAO, and exercise any validation rights and voting rights (which do not include protocol governance or voting rights), and distribute net rewards subject to validator service fees. The Bittensor blockchain does not impose protocol-enforced delays or unbonding periods. We do not currently engage in subnet staking or participate in AMM pools, but may do so in the future. Yuma’s role is non-custodial, and its commission rate pursuant to the Yuma Agreement is the publicly posted validator commission on the Bittensor blockchain and may change from time to time.

The Bittensor Network

Bittensor is a public Layer 1 blockchain, called Subtensor, built with the Substrate framework and organized into independent “subnets” where miners produce digital commodities (commonly AI outputs) and validators evaluate them. On chain, an algorithm named Yuma Consensus aggregates validators’ rankings of miners to compute emissions (new tokens minted by the protocol) for miners, validators, stakers, and subnet creators. This incentive mechanism is widely referred to in project materials as “Proof-of-Intelligence.” TAO is the Network’s native token and is used to pay transaction fees, incentivize subnet participants, and for staking.

Validators

We rely on the Custodian to facilitate our staking activities with respect to TAO tokens. Through its staking services, the Custodian holds and stakes our TAO through its selected validators tao5 and Yuma.

All miner-performance validation in Bittensor occurs within subnets; block/transaction validation occurs on the Subtensor blockchain. Each subnet independently produces the digital commodities that are its focus, with the subnet creator defining an incentive mechanism for validators to use in judging miners’ work. Validators apply this incentive mechanism to miners, score their performance, and submit these weights to the Bittensor blockchain. These validator scores are then used by the Yuma Consensus algorithm to determine the proportion of the subnet’s emissions that should be allocated to each miner.

Each validator submits its rankings of miners it has evaluated to the Bittensor blockchain. The algorithm then considers all these rankings and seeks to identify which validators appear to provide the most reliable evaluations. Validators whose rankings appear to consistently align with those of other validators should gain more influence in the system, while validators that submit less reliable evaluations are expected to lose influence.

How We Earn Staking Rewards

As holders of TAO tokens we can stake any amount of the liquidity we hold to a validator. Also known as “delegation”, staking supports validators, because their total stake in the subnet, including stake delegated to them by others, determines their consensus power and their share of emissions. After the validator extracts their take, the remaining emissions are credited back to us in proportion to our stake with that validator. We stake TAO tokens through arrangements facilitated and managed by the Custodian and its selected validators, tao5 and Yuma (together, the “Validators”). For a further discussion of the risks related to staking, see “Risk Factors—Risks Related to Staking” elsewhere in this Quarterly Report on Form 10-Q.

Use of Custodians and Storage of TAO Tokens

In June 2025, we entered into a Custodial Services Agreement (“CSA”) with BitGo Trust Company, Inc. (the “Custodian”), which is a South Dakota-chartered trust company regulated under § 51A-6A-1(12A) of the South Dakota Banking Law and licensed to act as a custodian, for a six-month initial term with automatic six-month renewals unless terminated. Termination may occur for convenience with 60 days’ prior written notice or for breach with 30 days’ notice. Assets held under the agreement are generally maintained in segregated custodial accounts, separate from the Custodian’s own assets and other clients’ assets per the CSA. Access to the Company’s custodial account holding TAO is generally limited to persons designated by us through the Custodian’s user interface. The Custodian provides quarterly electronic account statements and, upon request, will confirm asset holdings. To value TAO held in our account, the Custodian electronically obtains USD equivalent prices from digital asset market data with amounts rounded up to the seventh decimal place to the right. Insurance coverage maintained by the Custodian is described further below.

In June 2025, we also entered into a Master Purchase Agreement (“MPA”) with BitGo Prime LLC (the “Prime Broker”), which is a Delaware limited liability company, to facilitate digital asset trading through the Prime Broker’s proprietary electronic trading system. The agreement operates on a principal-to-principal basis, with each party acting for its own account and not as agent or fiduciary to the other party. All transactions are settled through, and custodied at, the Custodian under the CSA described herein. Access to the Company’s trading account is generally restricted to users it designates. The Prime Broker uses the Custodian’s balance inquiry functionality to verify the existence of sufficient assets before executing trades. The MPA terminates automatically upon termination of the CSA, and the Prime Broker reserves the right to suspend or modify services at its discretion.

The TAO Daily

On September 22, 2025, we announced the launch of The TAO Daily, our comprehensive media, news, and insight platform dedicated to Bittensor (TAO) and the TAO ecosystem. The TAO Daily platform aims to highlight the Bittensor ecosystem developments and provide transparency into the rapidly growing world of decentralized AI. The platform also aims to centralize resources useful to TAO users and investors. Additionally, a new podcast, The TAO Pod, is hosted by James Altucher and Joseph Jacks, well-known TAO ecosystem leader and crypto treasury advisor to the Company.

Consultant Engagement

On August 26, 2025, the Company issued a press release announcing the engagement of Joseph Jacks as an advisor to its digital asset treasury strategy led by James Altucher. In connection with the engagement of Joseph Jacks, the Company entered into a consulting agreement with a term of one year with Mr. Jacks, pursuant to which the Company issued warrants exercisable for 100,000 shares of common stock, at an exercise price of $8.40 per share. The warrants will expire five years from the date of issuance.

Liquidity Uncertainties

As of September 30, 2025, the Company had approximately $16.8 million in cash and cash equivalents and approximately $15.4 million in digital asset value as compared to $17.7 million of cash and cash equivalents at December 31, 2024. The Company expects that its current cash and cash equivalents and TAO token market value, approximately $34 million as of the date of this Quarterly Report on Form 10-Q, will be sufficient to support its projected operating requirements and financial commitments for at least the next 12 months from the date of this Quarterly Report. The operating requirements include the current plans for increasing its TAO holdings and staking while determining its strategy for Bryostatin-1, the Company’s novel drug candidate targeting the activation of Protein Kinase C Epsilon. The financial commitments include the potential redemption of the Series D Convertible Preferred Stock for cash.

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

Note 2 – Summary of Significant Accounting Policies:

Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the unaudited condensed consolidated financial statements included herein contain all adjustments necessary to present fairly the Company’s financial position and the results of its operations and cash flows for the interim periods presented. Such adjustments are of a normal recurring nature. The results of operations for the three and nine months ended September 30, 2025 may not be indicative of results for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes to those statements for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 27, 2025.

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

Comprehensive Income (Loss)

The Company follows Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 220 in reporting comprehensive income (loss). Comprehensive income (loss) is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income (loss). For the three and nine months ended September 30, 2024, the Company had items of other comprehensive income (loss), which are reflected in the accompanying financial statements. The Company did not have any items of other comprehensive income (loss) for the three and nine months ended September 30, 2025.

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

Since the Company incurred a net loss for the three and nine months ended September 30, 2025 and 2024, all potentially dilutive securities were anti-dilutive. Accordingly, diluted net loss per share is the same as basic net loss per share for all periods presented.

The weighted average dilutive securities that have been excluded from the calculation of diluted net loss per share for the three and nine months ended September 30, 2025 and 2024, respectively, are as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Common Stock Options	79,186	32,751	49,153	31,718
Convertible Preferred Stock	1,209,051	1,253,299	1,255,771	1,253,299
Common Stock Warrants	4,696,939	433,780	2,907,340	384,643
Total	5,985,175	1,719,830	4,212,264	1,669,660

Cash and Cash Equivalents and Concentration of Credit Risk:

The Company considers all highly liquid cash investments with an original maturity of three months or less when purchased to be cash equivalents. At September 30, 2025, the Company’s cash balances that exceed the current insured amounts under the Federal Deposit Insurance Corporation (“FDIC”) were approximately $0.3 million. In addition, approximately $1.1 million included in cash and cash equivalents were invested in a money market fund and in U.S. treasury bills, and approximately $15.4 million in cryptocurrency, at market value, which is not insured under the FDIC.

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

TAO tokens are divisible into partial tokens and are presented rounded to the nearest one-hundredth of a token. The following table summarizes the Company’s digital asset holdings as of September 30, 2025:

Assets	Tokens	Cost Basis	Fair Market Value	Unrealized Loss
Staked TAO	48,442.93	$16,900,162	$14,794,570	$2,313,025
Un-staked TAO	1,920.33	669,941	586,469	83,472
Totals	50,363.26	$17,570,103	$15,381,039	$2,396,497

Segments

The Company currently operates in one segment. The Company has included digital asset operations in its non-segmented corporate activities. See Note 10 - Segment Reporting for further discussion.

Fair Value of Financial Instruments:

The carrying amounts reflected in the balance sheets for prepaid expenses and payables approximate fair value due to the short maturities of these instruments. The carrying amounts for available for sale debt security, warrant liability and derivative liability approximate fair value based on level 3 of the fair value hierarchy. The carrying amounts for digital assets approximate fair value based on level 1 of the fair value hierarchy.

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

Cost Basis

The cost basis of the Company’s digital assets is measured at fair value based on the spot price at the time of receipt, consistent with the applicable guidance under ASC 350-60. The Company has elected to adopt the First-In, First-Out (“FIFO”) method for determining the cost basis of digital assets disposed of. The method assumes that the assets that were acquired first are disposed of first. Realized gains and losses from the disposal of digital assets are included in other income in the Condensed Consolidated Statements of Comprehensive Loss. The Company had no realized gains or losses from the disposal of digital assets for the three and nine months ended September 30, 2025 and 2024.

Revenue Recognition - Digital Assets

The Company engages in network-based smart contracts by staking (or delegating) its digital assets with third party validator nodes. Through these contracts, the Company provides digital assets to stake on a node for the purpose of validating transactions and adding blocks to a respective blockchain network. The term of a smart contract can vary based on the rules of the respective blockchain and can be from immediate to several weeks after it is cancelled (or “un-staked”) by the delegator and requires that the crypto assets staked remain locked up during the duration of the smart contract. The Company stakes its TAO directly from qualified custody with BitGo Trust, enabling a yield generation while maintaining the highest standards of security and regulatory compliance. As of September 30, 2025, the Company’s staked assets have immediate terms, meaning there is no lock-up period upon the asset being un-staked.

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

Fixed Assets and Leases:

The Company has one lease which has a remaining term of nine months during the reporting period. The Company has deemed the lease immaterial and has not recorded it as an obligation on the balance sheet nor a right-of-use asset. The total remaining future expense relating to this lease is approximately $47,000.

Fixed assets are stated at cost less accumulated depreciation. Depreciation is computed on a straight line basis over the estimated useful life of the asset, which is deemed to be between three and ten years.

Research and Development Costs:

All research and development costs, including costs to maintain or expand the Company’s patent portfolio licensed from CRE are expensed when incurred. Non-refundable advance payments for research and development are capitalized because the right to receive those services represents an economic benefit. Such capitalized advances will be expensed when the services occur and the economic benefit is realized. There were no capitalized research and development services at September 30, 2025 and December 31, 2024.

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

The Company had federal and state operating loss carryforwards for income tax purposes of approximately $109 million and approximately $110 million, respectively, for the period from October 31, 2012 (inception) through September 30, 2025. The net operating loss carryforwards and other deferred tax assets resulted in federal and state deferred tax assets of approximately $35.2 million at September 30, 2025. Deferred tax assets also include the income tax effects of share-based payments that are expected to result in future tax deductions under existing tax law. All deferred tax assets are fully offset by a valuation allowance.

The Company may be subject to significant U.S. federal income tax-related liabilities with respect to the Spin-Off if there is a determination that the Spin-Off is taxable for U.S. federal income tax purposes. In connection with the Spin-Off, the Company believes that, among other things, the Spin-Off should qualify as a tax-free transaction for U.S. federal income tax purposes under Section 355 and Section 368(a)(1)(D) of the Internal Revenue Code of 1986 (the “Code”). If the conclusions of the tax opinions are not correct, or if the Spin-Off is otherwise ultimately determined to be a taxable transaction, the Company would be liable for U.S. federal income tax related liabilities. Pursuant to the Separation and Distribution Agreement and the Tax Matters Agreement, Neurotrope agreed to indemnify Synaptogenix (now TAO Synergies Inc.) for certain liabilities, and Synaptogenix agreed to indemnify Neurotrope for certain liabilities, in each case for uncapped amounts. Indemnities that Synaptogenix (now TAO Synergies Inc.) may be required to provide Neurotrope are not subject to any cap, may be significant and could negatively impact Synaptogenix’s (now TAO Synergies Inc.) business, particularly with respect to indemnities provided in the Tax Matters Agreement. Third parties could also seek to hold Synaptogenix (now TAO Synergies Inc.) responsible for any of the liabilities that Neurotrope has agreed to retain. Further, the indemnity from Neurotrope may not be sufficient to protect Synaptogenix (now TAO Synergies Inc.) against the full amount of such liabilities, and Neurotrope may not be able to fully satisfy its indemnification obligations. Moreover, even if Synaptogenix (now Tao Synergies Inc.) ultimately succeeds in recovering from Neurotrope any amounts for which Synaptogenix (now TAO Synergies Inc.) is held liable, Synaptogenix may be temporarily required to bear these losses. At September 30, 2025 and as of the financial statement issuance date, the Company does not have any indemnification liabilities.

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

The Company stakes its TAO holdings and, as a result, earns a return on its staking which is received in additional TAO tokens.

It was determined that TAO is considered an intangible asset pursuant to ASU 2023-08. As such, and based upon its liquidity, the Company is accounting for the value of TAO investments and TAO earned through staking activities as a current asset, based upon fair market value at the applicable measurement date and time applied consistently each period.

Below is a summary of activity for TAO as of September 30, 2025:

Balance of Digital Assets as of January 1, 2025	$—
Number of TAO tokens purchased and earned as of September 30, 2025	50,363.2594
Value per token as of September 30, 2025	$305.40
Original fair value of TAO investments and staking rewards earned as of September 30, 2025	$15,381,039
Amount earned as of September 30, 2025	$(207,433)
Amount invested as of September 30, 2025	$(17,570,103)
Net change	$(2,396,497)

The following table identifies the digital assets earned from staking activities:

	For the Three and Nine Months Ended		For the three and Nine Months Ended
	September 30,		September 30,
	2025	2025	2024	2024
Asset	Token Rewards	Revenue	Token Rewards	Revenue
TAO – Nine Months	678.89	207,333	—	—
TAO – Three Months	667.05	203,371	—	—

Cost of Revenue

The Company’s cost of revenues related to its digital asset staking are primarily advisory fees incurred for the processing of the staking transactions and fees for BitGo (our cryptocurrency exchange). These costs are directly related to the production of digital asset staking revenues. For the three and nine months ended September 30, 2025, the cost associated with the revenue recorded from digital asset staking is immaterial.

As of November 11, 2025, the Company had a total of approximately 63,869 TAO tokens.

Stanford License Agreements

On May 12, 2014, the Company entered into a license agreement (the “Stanford Agreement”) with The Board of Trustees of The Leland Stanford Junior University (“Stanford”), pursuant to which Stanford has granted to the Company a revenue-bearing, world-wide right and exclusive license, with the right to grant sublicenses (on certain conditions), under certain patent rights and related technology for the use of bryostatin structural derivatives, known as “bryologs,” for use in the treatment of central nervous system disorders, lysosomal storage diseases, stroke, cardio protection and traumatic brain injury, for the life of the licensed patents. The Company is required to use commercially reasonable efforts to develop, manufacture and sell products (“Licensed Products”) in the Licensed Field of Use (as defined in the Stanford Agreement) during the term of the licensing agreement which expires upon the termination of the last valid claim of any licensed patent under this agreement. In addition, the Company must meet specific product development milestones, and upon meeting such milestones, make specific milestone payments to Stanford. The Company must also pay Stanford royalties of 3% of net sales, if any, of Licensed Products (as defined in the Stanford Agreement) and milestone payments of up to $3.7 million dependent upon stage of product development. As of September 30, 2025, no royalties nor milestone payments have been earned or made.

On January 19, 2017, the Company entered into a second license agreement with Stanford, pursuant to which Stanford has granted to the Company a revenue-bearing, world-wide right and exclusive license, with the right to grant sublicenses (on certain conditions), under certain patent rights and related technology for the use of “Bryostatin Compounds and Methods of Preparing the Same,” or synthesized bryostatin, for use in the treatment of neurological diseases, cognitive dysfunction and psychiatric disorders, for the life of the licensed patents. The Company paid Stanford $70,000 upon executing the license and is obligated to pay an additional $10,000 annually as a license maintenance fee. In addition, based upon certain milestones that include product development and commercialization, the Company will be obligated to pay up to an additional $2.1 million and between 1.5% and 4.5% royalty payments on certain revenues generated by the Company relating to the licensed technology. On November 9, 2021, the Company revised the existing licensing agreement with Stanford. The revisions extended all the required future product development and commercialization milestones. The Company is currently in full compliance with the revised agreement and is moving forward on its commitments. As of September 30, 2025, no royalties nor milestone payments have been earned or made.

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

The Company is required to pay Mt. Sinai milestone payments of $2.0 million upon approval of a new drug application (“NDA”) in the United States and an additional $1.5 million for an NDA approval in the European Union or Japan. In addition, the Company is required to pay Mt. Sinai royalties on net sales of licensed product of 2.0% for up to $250 million of net sales and 3.0% of net sales over $250 million. Since inception, the Company has paid Mt. Sinai approximately $210,000 consisting of licensing fees of $135,000 plus development costs and patent fees of approximately $75,000. As of September 30, 2025, no royalties nor milestone payments have been earned or made.

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

In connection with the Supply Agreement, on June 9, 2020, the Company entered into a transfer agreement (the “Transfer Agreement”) with BryoLogyx. Pursuant to the terms of the Transfer Agreement, the Company agreed to assign and transfer to BryoLogyx all of the Company’s right, title and interest in and to that certain Cooperative Research and Development Agreement, dated as of January 29, 2019 (the “CRADA”), by and between the Company and the U.S. Department of Health and Human Services, as represented by the NCI, under which Bryostatin-1’s ability to modulate CD22 in patients with relapsed/refractory CD22+ disease has been evaluated to date. Pursuant to guidance provided by NCI, the Company CRADA has been cancelled and BryoLogyx has initiated a request for a new CRADA in its name. BryoLogyx will be filing its own investigational new drug application (“IND”) for CD22 with the FDA. As consideration for the transfer of rights to the CRADA, BryoLogyx has agreed to pay to the Company 2% of the gross revenue received in connection with the sale of bryostatin products, up to an aggregate payment amount of $1 million. No such revenues have been earned as of September 30, 2025.

Nemours Agreement

On September 5, 2018, the Company announced a collaboration with Nemours A.I. DuPont Hospital (“Nemours”), a premier U.S. children’s hospital, to initiate a clinical trial in children with Fragile X syndrome, a genetic disorder. In addition to the primary objective of safety and tolerability, measurements will be made of working memory, language and other functional aspects such as anxiety, repetitive behavior, executive functioning, and social behavior. On August 5, 2021, the Company announced its memorandum of understanding with Nemours to initiate a clinical trial using Bryostatin-1, under Orphan Drug Status, to treat Fragile X. The Company intends to provide the Bryostatin-1 and obtain the IND, and Nemours intends to provide the clinical site and attendant support for the trial. The Company and Nemours, jointly, will develop the trial protocol. The Company estimates its total trial and IND cost to be approximately $2.0 million. As of September 30, 2025, the Company has incurred cumulative expenses associated with this agreement of approximately $100,000.

The Company has filed an IND with the FDA. The FDA has placed the development of the IND on clinical hold pending completion of further analytics relating to drug pharmacokinetics and pharmacodynamics. The Company is currently evaluating its plans to advance Fragile X development.

Cleveland Clinic

On February 23, 2022, the Company announced its collaboration with Cleveland Clinic to pursue possible treatments for Multiple Sclerosis (“MS”), and on July 19, 2023, the Company announced that it had entered into an agreement with Cleveland Clinic to conduct a Phase 1 trial of Bryostatin-1 in MS. Cleveland Clinic will manage the clinical trial’s implementation, including an IND submission to the FDA and patient enrollment. Cleveland Clinic has enrolled three subjects and has dosed two to date, with the total planned enrollment in the MS Trial of 20 subjects. The total estimated costs associated with this collaboration were approximately $2.0 million. As of September 30, 2025, the Company has incurred expenses to Cleveland Clinic of approximately $563,000 of which $0 and $35,000 was expensed during the three and nine months ended September 30, 2025, respectively.

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

After Neurotrope’s initial Series A Stock financing, the CRE License Agreement required the Company to enter into scope of work agreements with CRE as the preferred service provider for any research and development services or other related scientific assistance and support services. There were no such statements of work agreements entered into during the nine months ended September 30, 2025 and 2024.

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

Note 4 – Related Party Transactions:

On August 4, 2016, Neurotrope entered into a consulting agreement with SM Capital Management, LLC (“SMCM”), a limited liability company owned and controlled by the Company’s Chairman of the Board, Mr. Joshua N. Silverman (the “Consulting Agreement”). Pursuant to the Consulting Agreement, SMCM shall provide consulting services which shall include, but not be limited to, providing business development, financial communications and management transition services, for a one-year period, subject to annual review thereafter. SMCM’s annual consulting fee is $120,000, payable by the Company in monthly installments of $10,000. This contract was assigned to the Company as of December 1, 2020. On August 14, 2025, the Consulting Agreement was superseded by the Silverman Compensation Agreement as defined below.

On June 6, 2025, Mr. Joshua Silverman was appointed as Executive Chairman of the Company’s board of directors. In consideration of his new role, Mr. Silverman was paid a salary of $30,000 per month. For the three and nine months ended September 30, 2025, $90,000 and $215,000, respectively, is reflected as part of general and administrative expenses in the Company’s Condensed Consolidated Statements of comprehensive loss. As noted below, on August 14, 2025, the Company entered into the Silverman Compensation Agreement (as defined below) with Mr. Silverman, effective as of July 1, 2025, pursuant to which Mr. Silverman will serve as the Company’s Executive Chairman.

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

On August 9, 2025, the Company’s Board of Directors reduced Dr. Alkon’s base monthly salary to $1,500 per month.

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

See Note 4—Related Party Transactions for additional information regarding the Silverman Compensation Agreement.

Consulting Agreements

Consulting Agreement with Joseph Jacks

On August 29, 2025, the Company entered into a consulting agreement (the “Jacks Consulting Agreement”) with OSS Capital LLC and Joseph Jacks (collectively, the “Consultant”), pursuant to which the Consultant will assist the Company with, among other things, crypto portfolio management; investor relations; strategic planning; deal flow analysis and advice related to sector growth initiatives. The Jacks Consulting Agreement has a term of one year.

In connection with entry into the Jacks Consulting Agreement, the Company issued to the Consultant warrants to purchase up to an aggregate of 100,000 shares of common stock, at an exercise price of $8.40 per share. The warrants will expire five years from the date of issuance. The fair value of this award is approximately $701,000 based upon using the Black Scholes model with the following inputs: Volatility 119.3% and a risk free rate of 3.85%. The Company expensed the issuance over the one year life of the Jacks Consulting Agreement and reflected an expense of approximately $91,000 and reflected $610,000 as a prepaid expense.

Consulting Agreement with James Altucher and Z-List Media

On June 8, 2025, the Company entered into a consulting agreement (the “Altucher Consulting Agreement”) with James Altucher and Z-List Media, Inc., pursuant to which the Consultant will assist the Company with, among other things, crypto portfolio management; investor relations; strategic planning; deal flow analysis and advice related to sector growth initiatives. The Altucher Consulting Agreement has a term of one year.

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

The measurement of fair value of the Consultant Warrants was determined utilizing a Black-Scholes model considering all relevant assumptions current at the date of issuance (i.e., share price, exercise price, term, volatility, risk-free rate, and expected dividend rate). The grant date fair value of these Consultant Warrants issued in 2025 was estimated to be $1,966,446 on the issuance date and was reflected as an expense over the non-vesting period of two years which the services are being performed. The range of key inputs at the date of issuance of the Consultant Warrants were as follows: dividend yield 0%; expected term of five years; equity volatility of 111.00%; and a risk-free interest rate of 4.10%.

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

In connection with his resignation, and pursuant to the Alkon Consulting Agreement, the Company and Dr. Alkon agreed to reduce Dr. Alkon’s base monthly salary to $12,500 per month. Additionally, pursuant to the Alkon Consulting Agreement, Dr. Alkon will also receive incentive fees if the Company enters into certain transactions relating to the Bryostatin assets. The Alkon Consulting Agreement has a term of one year and is terminable by either party upon seven days’ advance notice. On August 9, 2025, the Company’s Board of Directors reduced Dr. Alkon’s base monthly salary to $1,500 per month.

Dr. Alkon’s resignation was voluntary and not the result of any disagreement with the operations, policies or practices of the Company.

Resignation of Dr. Alan Tuchman, M.D.

On August 28, 2025, Dr. Alan Tuchman, M.D. resigned from his position as a member of the Board and as a member of all committees of the Board on which he serves. Dr. Tuchman’s resignation was voluntary and not the result of any disagreement with the operations, policies or practices of the Company. Upon his resignation, Dr. Tuchman will continue to serve as the Company’s Chief Medical Officer.

Resignation of Jonathan Schechter

On August 28, 2025, Jonathan Schechter resigned from his position as a member of the Board and as a member of all committees of the Board on which he serves. Mr. Schechter’s resignation was voluntary and not the result of any disagreement with the operations, policies or practices of the Company. In connection with his resignation, the Company made a one-time cash payment of $50,000 to Mr. Schechter in gratitude of his services to the Company.

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

The Series C Warrants are exercisable immediately at the Series C Exercise Price and expire five years from the date of issuance. The Series C Exercise Price is subject to customary adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustment, on a “full ratchet” basis, in the event of any issuances of Common Stock, or securities convertible, exercisable or exchangeable for Common Stock, at a price below the then-applicable Series C Exercise Price (subject to certain exceptions). There is no established public trading market for the Series C Warrants, and the Company does not intend to list the Series C Warrants on any national securities exchange or nationally recognized trading system.

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

Series D Warrants

The Series D Warrants are exercisable immediately at an exercise price of $3.00 per share (the “Series D Exercise Price”) and expire five years from the date of issuance. The Series D Exercise Price is subject to customary adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustment, on a “full ratchet” basis, in the event of any issuances of Common Stock, or securities convertible, exercisable or exchangeable for Common Stock, at a price below the then-applicable Series D Exercise Price (subject to certain exceptions). There is no established public trading market for the Series D Warrants, and the Company does not intend to list the Series D Warrants on any national securities exchange or nationally recognized trading system.

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

During the three months ended September 30, 2025 and 2024, the Company recorded a gain of $106,000 and a loss of $33,000, respectively related to the change in fair value of the Series B warrant liability, which is recorded in other income (expense) on the Condensed Consolidated Statements of Comprehensive Loss. During the nine months ended September 30, 2025 and 2024, the Company recorded a loss of $336,000 and $129,000, respectively related to the change in fair value of the Series B warrant liability, which is recorded in other income (expense) on the Condensed Consolidated Statements of Comprehensive Loss. The fair value of the warrants of $646,000 was estimated at September 30, 2025 utilizing the Black Scholes Model using the following weighted average assumptions: dividend yield 0%; remaining term of 2.14 years; equity volatility of 130.0%; and a risk-free interest rate of 3.54%.

Accounting Treatment of September 2024 Private Placement

Series C Preferred Shares

The Series C Preferred Shares were determined to be more akin to a debt-like host than an equity-like host. The Company identified the following embedded features that are not clearly and closely related to the debt host instrument: 1) certain contingent redemption options and 2) variable share-settled installment conversions. These features were bundled together, assigned probabilities of being affected and measured at fair value. Subsequent changes in fair value of these features are recognized in the Condensed Consolidated Statement of Comprehensive Loss. The Company estimated the approximately $6.1 million fair value of the bifurcated embedded derivative at issuance using a discounted cash flow scenario model, with the following inputs: the fair value of our common stock of $2.85 on the issuance date, estimated equity volatility of 90.0%, the time to maturity of 1.57 years, the installment redemption premium of 107%, a market interest rate of 5.53%, a risk-free rate of 3.76%, and dividend rate of 5%. The fair value of the bifurcated derivative liability was estimated utilizing the with and without method which uses the probability weighted difference between the scenarios with the derivative and the plain vanilla maturity scenario without a derivative.

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

The modification of terms pursuant to the Series C Certificate of Amendment on June 9, 2025 resulted in accounting treatment as an extinguishment and reissuance of the outstanding Series C Preferred Shares. As a result of the extinguishment, the Company relieved $1,627,907 of discount as reduction of additional paid-in capital to adjust the Series C Preferred Stock to its redemption value prior to extinguishment. The Company then restated the carrying value of the Series C Preferred Stock prior to the amendment at June 9, 2025 of $9,269,246 to its fair value at June 9, 2025 as amended of $3,251,578, and recognized an in-substance contribution of $6,017,668 to additional paid-in capital representing the decrease in carrying value as a result of the amendment, which represents the net of $6,361,000 attributable to the decrease in fair value of the associated bifurcated derivative, and an offset of $343,332 recorded as a premium on the Series C Preferred Stock. During the three and nine months ended September 30, 2025, the Company estimated the $3,251,578 fair value of the Series C Preferred Stock at June 9, 2025 as amended using a discounted cash flow scenario model, with the following inputs: the fair value of its common stock of $3.48 on the valuation date, estimated equity volatility of 90.0%, the time to maturity of .83 years, the installment redemption premium of 107%, a market interest rate of 5.79%, a risk-free rate of 4.11% and dividend rate of 5%. The Company recorded a total of $26,848 and $343,332 against additional paid-in capital in relief of the discount during the three and nine months ended September 30, 2025, respectively.

During the nine months ended September 30, 2025, the Company settled $4,285,000 of the Series C Preferred Stock through $1,430,000 of cash redemptions and conversion of $2,855,000 into 951,667 shares of Common Stock and payment of $80,312 of accrued dividends in cash through installment redemptions. In conjunction with the redemptions and conversion during the nine months ended September 30, 2025, the Company recognized a deemed dividend of $105,722 related to cash premiums and relieved $316,485 of the Series C Preferred Stock premium recognized in conjunction with the amendment to the Series C Preferred Stock. As of the date hereof, the Series C Preferred Stock has been completely redeemed and, as a result, no shares of Series C Preferred Stock are outstanding.

During the three and nine months ended September 30, 2025, the Company recorded gains of $1,000 and $6,177,000, respectively, related to the change in fair value of the derivative liability corresponding to the Series C Preferred Shares which is recorded in other income (expense) on the Condensed Consolidated Statements of Comprehensive Loss. The Company estimated the $0 fair value of the bifurcated embedded derivative as of September 30, 2025.

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

In connection with the June 2025 Private Placement, the number of Series C Investor Warrants outstanding increased to 1,666,668 with an adjusted exercise price of $3.00 per share pursuant to the full ratchet anti-dilution provisions contained in the Series C Investor Warrants. In addition, the number of Series C Broker Warrants outstanding increased to 50,000, with an adjusted exercise price of $3.00 per share pursuant to the full ratchet anti-dilution provisions contained in the Series C Broker Warrants. As the Series C Investor Warrants and Series C Broker Warrants are liability-classified, the changes in fair value as a result of the adjustments were recognized in earnings for the three and nine months ended September 30, 2025.

The Series C Warrants were determined at issuance to be within the scope of ASC 480-10 as they are puttable to the Company at Holders’ election upon the occurrence of a Fundamental Transaction (as defined in the agreements). As such, the Company recorded the Series C Warrants as a liability at fair value with subsequent changes in fair value recognized in earnings.

The Second Series C Warrant Amendment amended the Fundamental Transaction provision so that it no longer represents an obligation to repurchase the Company’s shares and, as such, resulted in the reclassification of the Series C Warrants to be considered equity classified as they were no longer in the scope of ASC 480 and were determined not to be precluded from equity classification under ASC 815. In accordance with ASC 815-40, the Company remeasured the Series C Warrants at fair value as of September 30, 2025, and recognized the change in fair value as a non-cash loss of $6.4 million, and reclassified $8.6 million from warrant liability to equity. Based upon the amendment of the Series C Warrants as noted above, the Series C Warrants are no longer required to be fair valued at each reporting period.

During the three and nine months ended September 30, 2025, the Company recorded total losses of $0 million and $5.1 million related to the change in fair value of the Series C warrant liability prior to reclassification which is recorded in other income (expense) on the Condensed Consolidated Statements of Comprehensive Loss.

Accounting Treatment of June 2025 Private Placement

Series D Preferred Shares

The Series D Preferred Shares were determined to be more akin to a debt-like host than an equity-like host. The Company identified the following embedded features that are not clearly and closely related to the debt host instrument: 1) certain contingent redemption options, 2) variable share-settled installment conversions, and 3) contingent dividends. These features were bundled together, assigned probabilities of being affected and measured at fair value. Subsequent changes in fair value of these features are recognized in the Condensed Consolidated Statement of Comprehensive Loss. The Company estimated the approximately $.1 million fair value of the bifurcated embedded derivative at issuance using a discounted cash flow scenario model, with the following inputs: the fair value of the Company’s common stock of $3.50 on the issuance date, estimated equity volatility of 95.0%, the time to maturity of 1.50 years, the installment redemption premium of 107%, a market interest rate of 5.86%, a risk-free rate of 3.98%, and dividend rate of 5%. The fair value of the bifurcated derivative liability was estimated utilizing the with and without method which uses the probability weighted difference between the scenarios with the derivative and the plain vanilla maturity scenario without a derivative.

The discount to the fair value is included as a reduction to the carrying value of the Series D Preferred Shares. During the three months ended June 30, 2025, the Company recorded a total discount of approximately $5.4 million upon issuance of the Series D Preferred Shares which was comprised of the issuance date fair value of the associated embedded derivative of approximately $0.1 million, stock issuance costs of approximately $0.03 million, and the allocated value of the Warrants of $5.2 million. Upon issuance it was deemed probable that the Series D Preferred Shares will be redeemed. Accordingly, in accordance with ASC 480-10-S99-3A, the Company began accreting the carrying amount of the Series D Preferred Shares toward their redemption value. The Company recorded accretion expense of approximately $1.2 million during the three months ended September 30, 2025, representing the portion of the accretion for the current period.

During the three and nine months ended September 30, 2025, the Company settled $4,296,438 of the Series D Preferred Stock through conversions into 1,432,146 shares of Common Stock.

During the three and nine months ended September 30, 2025, the Company recorded a gain of $108,000 and $2,000, respectively, related to the change in fair value of the derivative liability which is recorded in other income (expense) on the Condensed Consolidated Statements of Comprehensive Loss. The Company estimated the $2,000 fair value of the bifurcated embedded derivative at September 30, 2025 using a discounted cash flow scenario model, with the following inputs: the fair value of the Company’s common stock of $7.85 on the issuance date, estimated equity volatility of 105.0%, the time to maturity of 1.46 years, the installment redemption premium of 107%, a market interest rate of 5.32%, a risk-free rate of 3.78%, and dividend rate of 5%.

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

The Series D Warrant Amendment amended the potential payout in a Fundamental Transaction to be in line with the fair value of the Series D Warrants and removed the ability for the Series D Warrant exercise price to decrease in event that was not tied to the issuance of the Company’s shares, resulting in the reclassification of the Series D Warrants to be considered equity classified as they were determined not to no longer be precluded from equity classification under ASC 815. In accordance with ASC 815-40, the Company remeasured the Series D Warrants at fair value as of June 30, 2025, recognized the change in fair value as a non-cash loss of $7.6 million, and reclassified $12.9 million from warrant liability to equity. Based upon the amendment of the Series D Warrants as noted above, the Series D Warrants are no longer required to be fair valued at each reporting period.

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

Note 7 – Stock-Based Compensation:

2020 Equity Incentive Plan

Upon completion of the Spin-Off, the Company’s 2020 Equity Incentive Plan (the “2020 Plan”) became effective on December 7, 2020. On December 20, 2023, the Company held its annual meeting of stockholders at which time the Company’s stockholders approved an amendment to the Company’s 2020 Plan was amended to increase the total number of shares of Common Stock authorized for issuance from 55,000 to an aggregate of 175,000 shares. On December 6, 2024, The Company held an annual meeting of stockholders whereby the Company’s stockholders approved an amendment to the Company’s 2020 Plan to increase the total number of shares of Common Stock authorized for issuance from 175,000 to 675,000. On August 6, 2025, the Company held a special meeting of stockholders whereby the Company’s stockholders approved amendments to the Company’s 2020 Plan to: (i) change its name to “TAO Synergies Inc. 2020 Equity Incentive Plan” and; (ii) to increase the total number of shares of Common Stock authorized for issuance from 675,000 to 2,675,000.

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

Stock and Option Grants

The following is a summary of stock option activity under the stock option plans for the nine months ended September 30, 2025:

			Weighted-
			Average	Aggregate
		Weighted-	Remaining	Intrinsic
	Number	Average	Contractual	Value
	of	Exercise	Term	(in
	Shares	Price	(Years)	thousands)
Options outstanding at January 1, 2025	32,874	$139.27	7.8	$3.7
Options granted	76,400	$10.13	9.8	10.3
Less options forfeited	—	$—	—	—
Less options expired/cancelled	—	$—	—	—
Less options exercised	—	$—	—	—
Options outstanding at September 30, 2025	109,274	$48.98	8.9	$14.0
Options exercisable at September 30, 2025	32,874	$139.27	7.0	$0.1

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing price of the Common Stock, which was $6.55 per share on September 30, 2025 and $3.02 per share on December 31, 2024.

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

On July 14, 2025, the Company granted an aggregate of 67,000 stock options to five Board members and 7,000 to one Company officer. The stock options have an exercise price of $10.38 per share, vest on the first anniversary of issuance, and an expiration date of ten years from the date of issuance. The Company used the Black Scholes valuation method to determine the fair value of the options assuming the following: implied volatility of 119.0%, a risk-free interest rate of 4.00% and aggregate fair value of $355,668, which is expensed over the vesting term.

As of September 30, 2025, the Company had unrecognized stock option expense of $305,374 and a remaining weighted average period for recognition of 0.78 years.

Restricted Stock Units

On June 30, 2025, the Company granted an aggregate of 123,286 restricted stock units (“RSUs”) of which 107,876 were granted to five Board members and 15,410 to the Company’s Chief Financial Officer, with an aggregate fair value of $967,795. The RSUs vest 100% upon issuance. The Company recorded an expense of $0 and $967,795 during the three and nine months ended September 30, 2025 relating to the issuance of these RSUs.

On October 17, 2025, the Company granted an aggregate of 157,500 restricted stock units (“RSUs”) of which 147,500 were granted to five Board members and 10,000 to the Company’s Chief Financial Officer, with an aggregate fair value of $1,138,725 which will be expensed in the fourth quarter 2025. The RSUs vest 100% upon issuance.

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

Restricted Stock Issuances

On January 9, 2025, the Company issued 30,995 shares of restricted stock to a consultant engaged to provide investor relations services with a total fair market value on date of issuance of $100,000, expensed upon issuance. On March 14, 2025, the Company issued 1,655 shares of restricted stock to a consultant that was engaged to provide investor relations services with a total fair market value on date of issuance of $4,502, expensed upon issuance. On June 9, 2025, the Company issued 1,867 shares of restricted stock to a consultant that was engaged to provide investor relations services with a total fair market value of $4,500, expensed upon issuance. On September 9, 2025, the Company issued 727 shares of restricted stock to a consultant that was engaged to provide investor relations services with a total fair market value of $4,500, expensed upon issuance.

Stock Compensation Expense

The Company currently estimates, beginning at the closing date of the Series B offering, implied volatility factor for all options and warrants based upon the Company’s historical volatility. From November 21, 2022 to June 2025, the Company computed implied volatility based upon a blend of the Parent Company’s and Company’s historical volatility along with the volatility of selected comparable publicly traded companies as, at that time, the Company lacked sufficient historical stock trading activity. It incorporated the historical volatility of the Parent Company as the Parent Company’s historical volatility provides a good estimation of the Company’s volatility since its operations were identical to the Company’s prior to the Spin-Off. Since June 2025, the Company used its own implied volatility coupled with comparable company volatilities to arrive at a reasonable estimate of total volatility.

The Company recorded total expenses relating to the outstanding stock options and RSUs of $53,774 and $3,791 for the three months ended September 30, 2025 and 2024, respectively, and $1,030,093 and $21,618 for the nine months ended September 30, 2025 and 2024, respectively. Each of these expenses is classified under general and administrative expenses.

Note 8 – Common Stock Warrants:

The table below presents a reconciliation of the Company’s outstanding and exercisable warrants for the nine months ended September 30, 2025:

Number
of shares
Warrants outstanding and exercisable December 31, 2024	1,610,898
Warrants issued	3,617,504
Warrants exercised	(674,707)
Warrants expired	—
Warrants outstanding September 30, 2025	4,553,695
Warrants exercisable September 30, 2025	3,953,695

During the nine months ended September 30, 2025, the Company issued: (i) 429,170 warrants related to the repricing of the Series C Warrants at an exercise price of $3.00 per share of Common Stock, (ii) 1,888,334 Series D Warrants to investors with an exercise price of $3.00 per share of Common Stock, (iii) 1,200,000 Consultant Warrants to a consultant with a weighted average exercise price of $7.67 per share of Common Stock, which vest between three months and one year from the date of issuance, and (iv) 100,000 consultant warrants with an exercise price of $8.40 per share of Common Stock, which vested upon date of issuance. During the nine months ended September 30, 2025, 674,707 warrants were exercised with a weighted average exercise price of $2.99 per share of Common Stock, yielding proceeds of $2,014,783.

As of September 30, 2025, the weighted average exercise price and the weighted average remaining life of the total warrants were $18.62 per warrant and 4.30 years, respectively. The intrinsic value of the warrants as of September 30, 2025 was approximately $12.0 million. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing price of the Common Stock, which was $6.55 per share on September 30, 2025.

From October 1 to November 8, 2025, investors exercised 1,060,001 Series C Warrants and 1,207,965 Series D Warrants with exercise prices of $3.00 per share, yielding proceeds of approximately $6.8 million.

Note 9 - Fair Value on a Recurring Basis:

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. The estimated fair value of the warrant liability and bifurcated embedded derivatives represent Level 3 measurements. The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at September 30, 2025 and December 31, 2024 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		September 30,	December 31,
Description	Level	2025	2024
Liabilities:
Warrant liability (Note 6)	3	$646,000	$3,766,000
Derivative liability (Note 6)	3	$2,000	$6,177,000

The following table sets forth a summary of the change in the fair value of the Series B Warrant liability that is measured at fair value on a recurring basis:

Balance on December 31, 2024	$310,000
Change in fair value of warrant liabilities	336,000
Balance on September 30, 2025	$646,000

The following table sets forth a summary of the change in the fair value of the Series C Warrant liability that is measured at fair value on a recurring basis:

Balance on December 31, 2024	$3,456,000
Change in fair value of warrant liabilities	5,114,270
Reclassification of warrant liability upon amendment	(8,570,270)
Balance on September 30, 2025	$—

The following table sets forth a summary of the change in the fair value of the Series D Warrant liability that is measured at fair value on a recurring basis:

Balance on December 31, 2024	$—
Fair value of warrant liabilities upon issuance	5,248,062
Change in fair value of warrant liabilities	7,608,316
Reclassification of warrant liability upon amendment	(12,856,378)
Balance on September 30, 2025	$—

The following table sets forth a summary of the change in the fair value of the Series C Preferred Stock bifurcated embedded derivative liability that is measured at fair value on a recurring basis:

Balance on December 31, 2024	$6,177,000
Change in fair value from January 1, 2025 to June 9, 2025	222,000
Balance on June 9, 2025 prior to amendment	6,399,000
Change in fair value of derivative liability Series C Preferred Stock based upon amendment	(6,361,000)
Balance on June 9, 2025 after amendment	38,000
Change in fair value of derivative liability from June 9, 2025 to June 30, 2025	(37,000)
Balance on June 30, 2025	1,000
Change in fair value of derivative liability third quarter 2025	(1,000)
Balance September 30, 2025	$—

The following table sets forth a summary of the change in the fair value of the Series D Preferred Stock bifurcated embedded derivative liability that is measured at fair value on a recurring basis:

Balance on December 31, 2024	$—
Fair value of derivative liability upon issuance	113,000
Change in fair value of derivative liability Series D Preferred Stock	(111,000)
Balance on September 30, 2025	$2,000

Note 10 – Business Segment:

The Company operates in one business segment, which consists of research and development activities related to developing therapeutics for neurodegenerative diseases. This determination is consistent with the financial information regularly provided to the Company’s chief operating decision makers (“CODM”). The Company’s CODM for the research and development business is its Chief Medical Officer, in conjunction with the Executive Chairman of the Board, who reviews and evaluates net loss for purposes of assessing performance, making operating decisions, allocating resources, and planning and forecasting for future periods.

The Company’s cryptocurrency treasury strategy is managed by the Executive Chairman of the Board in conjunction with the Company’s Chairman of the Audit Committee of the Board and does not represent a separate business segment.

In addition to the significant expense categories included within net loss presented on the Company’s Condensed Consolidated Statements of Comprehensive Loss, the following table disaggregates the components of research and development expenses:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
External clinical development expenses	$27,305	$145,379	$137,953	$932,274
Personnel related and stock-based compensation	13,279	60,047	70,372	192,147
Other research and development expenses	13,804	17,471	55,444	49,793
Total research and development expenses	$54,388	$222,897	$263,769	$1,174,214

Note 11 – Subsequent Events

In addition to the events disclosed below, refer to Notes 1, 3, 6, 7, 8 and 11 for disclosure of applicable subsequent events.

Yuma Subscription

On October 20, 2025, the Company purchased $750,000 of units pursuant to subscription agreements with Yuma Funds GP, LLC, a Delaware limited liability company, Yuma Large Cap Subnet Onshore Fund, L.P. and Yuma Subnet Composite Onshore Fund, L.P. (the “Yuma Subscription Agreements”). Pursuant to the terms of the Yuma Subscription Agreements, the Company’s contributions were made in TAO which were exchanged for units in the partnership, in order to enhance the Company’s exposure to subnets in the Bittensor ecosystem.

Series E Preferred Stock Financing

On October 13, 2025, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain accredited investors (the “Investors”), pursuant to which it agreed to sell to the Investors in a private placement (the “Financing”) (i) an aggregate of 11,000 shares of the Company’s newly designated Series E convertible preferred stock, par value $0.001, with a stated value of $1,000 per share (the “Series E Preferred Stock”), initially convertible into up to 1,375,000 shares of the Company’s Common Stock at an initial conversion price of $8.00 and (ii) warrants to purchase up to an aggregate of 1,375,000 shares of Common Stock (the “Warrants”). The shares of Common Stock issuable upon conversion of the Series E Preferred Stock are referred to as the “Conversion Shares”. The Financing closed on October 15, 2025.

The terms of the Series E Preferred Stock are as set forth in the Certificate of Designations, attached as Exhibit 3.2 to this Quarterly Report on Form 10-Q (the “Certificate of Designations”), which was filed with the Secretary of State for the State of Delaware prior to the closing of the Financing. The Series E Preferred Stock will be convertible into Conversion Shares at the election of the holder at any time at an initial conversion price of $8.00 (the “Conversion Price”). The Conversion Price is subject to customary adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustment in the event of any issuances of Common Stock, or securities convertible, exercisable or exchangeable for Common Stock, at a price below the then-applicable Conversion Price (subject to certain exceptions).

The holders of the Series E Preferred Stock will be entitled to dividends of 7% per annum, compounded quarterly, which will be payable in cash. Upon the occurrence and during the continuance of a Triggering Event (as defined in the Certificate of Designations), the Series E Preferred Stock will accrue dividends at the rate of 15% per annum. The holders of Series E Preferred Stock are entitled to vote with holders of the Common Stock as a single class on all matters that holders of Common Stock are entitled to vote upon, with the number of votes per share of Series E Preferred Stock equal to the stated value of such share of Series E Preferred Stock divided by the then applicable Conversion Price; provided, however that in no event shall the then applicable Conversion Price be less than the “Minimum Price” (as defined in Nasdaq Listing Rule 5635(d)) on the date immediately prior to the date of the Purchase Agreement.

Notwithstanding the foregoing, the Company’s ability to settle conversions is subject to certain limitations set forth in the Certificate of Designations, including a limit on the number of shares that may be issued until the time, if any, that the Company’s stockholders have approved the issuance of more than 19.99% of the Company’s outstanding shares of Common Stock in accordance with Nasdaq listing standards (the “Nasdaq Stockholder Approval”). The Company has agreed to seek stockholder approval of these matters at a meeting to be held no later than December 31, 2025. Further, the Certificate of Designations contains a certain beneficial ownership limitation after giving effect to the issuance of shares of Common Stock issuable upon conversion of the Certificate of Designations or Warrants.

The Certificate of Designations includes certain Triggering Events (as defined in the Certificate of Designations), including, among other things, the failure to file and maintain an effective registration statement covering the sale of the holder’s securities registrable pursuant to the Registration Rights Agreement (defined below) and the Company’s failure to pay any amounts due to the holders of the Preferred Stock when due. In connection with a Triggering Event, each holder of Series E Preferred Stock will be able to require the Company to redeem in cash any or all of the holder’s Series E Preferred Stock at a premium set forth in the Certificate of Designations.

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

There is no established public trading market for the Series E Preferred Stock and the Company does not intend to list the Preferred Stock on any national securities exchange or nationally recognized trading system.

Warrants

The Warrants are exercisable immediately at an exercise price of $8.00 per share (the “Exercise Price”) and expire five years from the date of issuance. The Exercise Price is subject to customary adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustment, on a “full ratchet” basis, in the event of any issuances of Common Stock, or securities convertible, exercisable or exchangeable for Common Stock, at a price below the then-applicable Exercise Price (subject to certain exceptions). There is no established public trading market for the Warrants and the Company does not intend to list the Warrants on any national securities exchange or nationally recognized trading system.

GP Nurmenkari Engagement Letter

GP Nurmenkari Inc. acted as the placement agent for the Financing (the “Placement Agent”). In connection with the Financing, pursuant to an Engagement Letter (the “Engagement Letter”) between the Company and the Placement Agent, the Company agreed to pay the Placement Agent (i) a cash fee equal to 8.0% of the gross proceeds from any sale of securities in the Financing plus a due diligence fee of $10,000, and (ii) warrants to purchase shares of Common Stock equal to 4.0% of the number of shares of common stock that the Series E Preferred Stock are initially convertible into, with an exercise price of $8.00 per share and a five-year term.

Registration Rights Agreement

The Series E Preferred Stock, the Warrants, the Conversion Shares and shares of Common Stock issuable upon exercise of the Warrants (the “Warrant Shares”) have not been registered under the Securities Act. In connection with the Purchase Agreement, on October 13, 2025, the Company and the Investors entered into a Registration Rights Agreement (the “Registration Rights Agreement”), pursuant to which the Company was required to file a resale registration statement (the “Registration Statement”) with the SEC to register for resale 150% of the Conversion Shares and 150% of the Warrant Shares promptly following the Closing Date, but in no event later than 30 calendar days after the effective date of the Registration Rights Agreement, and to have such Registration Statement declared effective by the Effectiveness Deadline (as defined in the Registration Rights Agreement). The Company will be obligated to pay certain liquidated damages to the investors if the Company fails to file the Registration Statement when required, fails to file or cause the Registration Statement to be declared effective by the SEC when required, or fails to maintain the effectiveness of the Registration Statement pursuant to the terms of the Registration Rights Agreement.

The foregoing descriptions of the Purchase Agreement, the Warrants, the Certificate of Designations, the Registration Rights Agreement and the Engagement Letter do not purport to be complete and are qualified in their entirety by reference to the full texts of the Purchase Agreement, the Warrants, the Certificate of Designations, the Registration Rights Agreement and the Engagement Letter, forms of which are filed as exhibits to this Quarterly Report on Form 10-Q and incorporated herein by reference.

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

Basis of Presentation

The unaudited financial statements for the nine months ended September 30, 2025 and 2024 include a summary of our significant accounting policies and should be read in conjunction with the discussion below and our financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included in the financial statements. All such adjustments are of a normal recurring nature.

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

On June 9, 2025, in connection with the Company’s previously announced exploration of strategic opportunities, the Company announced the launch of a differentiated cryptocurrency treasury strategy focused on the pure play artificial intelligence (AI) crypto coin, TAO, the native cryptocurrency of Bittensor, a decentralized blockchain network for machine learning and AI. On June 25, 2025, the Company filed a Certificate of Amendment to its Amended and Restated Articles of Incorporation with the Secretary of State for the State of Delaware, effective June 26, 2025, to change the name of the Company from “Synaptogenix, Inc.” to “TAO Synergies Inc.” On September 26, 2025, the Company formed a subsidiary TAOX Florida Inc. for the purpose of facilitating the Company’s expansion into the cryptocurrency treasury strategy business.

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

As a result of the Special Committee’s efforts, the Company launched its differentiated cryptocurrency treasury strategy, as described above, to stake TAO for revenue generation and capital appreciation, a strategy which underscores the Company’s mission to create value for shareholders.

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

During the nine months ended September 30, 2025, the Company settled $4,285,000 of the Series C Preferred Stock through $1,430,000 of cash redemptions and conversion of $2,855,000 into 951,667 shares of Common Stock and payment of $80,312 of accrued dividends in cash through installment redemptions. In conjunction with the redemptions and conversion during the nine months ended September 30, 2025, the Company recognized a deemed dividend of $105,722 related to cash premiums and relieved $343,332 of the Series C Preferred Stock premium recognized in conjunction with the amendment to the Series C Preferred Stock.

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

During the three and nine months ended September 30, 2025, the Company settled $4,296,438 of the Series D Preferred Stock through conversions into 1,432,146 shares of Common Stock.

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

During the three months ended September 30, 2025 and 2024, the Company recorded a gain of $106,000 and a loss of $33,000, respectively, related to the change in fair value of the Series B warrant liability, which is recorded in other income (expense) on the Condensed Consolidated Statements of Comprehensive Loss. During the nine months ended September 30, 2025 and 2024, the Company recorded a loss of $336,000 and $129,000, respectively, related to the change in fair value of the Series B warrant liability, which is recorded in other income (expense) on the Condensed Consolidated Statements of Comprehensive Loss. The fair value of the warrants of approximately $646,000 was estimated at September 30, 2025 utilizing the Black Scholes Model using the following weighted average assumptions: dividend yield 0%; remaining term of 2.14 years; equity volatility of 130%; and a risk-free interest rate of 3.54%.

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

Cleveland Clinic

On February 23, 2022, we announced our collaboration with Cleveland Clinic to pursue possible treatments for MS, and on July 19, 2023, we announced that we had entered into an agreement with Cleveland Clinic to conduct a Phase 1 trial of Bryostatin-1 in MS. Cleveland Clinic will manage the clinical trial’s implementation, including an IND submission to the FDA and patient enrollment. Cleveland Clinic has enrolled three subjects and has dosed two to - date, with the total planned enrollment in the MS Trial of 20 subjects. The total estimated costs associated with this collaboration are approximately $2.0 million. As of September 30, 2025, we have incurred expenses due to Cleveland Clinic approximately $563,000 of which $250,459 was expensed during the nine months ended September 30, 2025.

In December 2024, the Company announced via press release the termination of its agreement with the Cleveland Clinic due to the slow pace of enrollment in the Phase 1 clinical trial. The termination of the agreement was one of various actions authorized by the Board, designed to reduce the Company’s cash burn rate.

Results of Operations

Comparison of the three months ended September 30, 2025 and 2024

The following table summarizes our results of operations for the three months ended September 30, 2025 and 2024:

	Three Months ended
	September 30,		Dollar
	2025	2024	Change	% Change
Staking revenue	$203,371	—	$203,371	NA
Operating Expenses:
Research and development expenses	$54,388	$222,897	$(168,509)	(75.6)%
General and administrative expenses	$1,948,483	$1,136,772	$811,711	71.4%
Warrant issuance costs	$—	$618,375	$(618,375)	NA
Other expense, net	$(2,123,747)	$(3,763,969)	$1,640,222	(43.6)%
Net loss	$(3,923,247)	$(5,742,013)	$1,818,766	(31.7)%

Revenues

We generated operating revenues for the three months ended September 30, 2025 from staking TAO tokens versus none for the comparable period in 2024.

Operating Expenses

Overview

Total operating expenses for the three months ended September 30, 2025 were $2,002,871 as compared to $1,978,044 for the three months ended September 30, 2024, an increase of approximately 1.3%. The increase in total operating expenses is due to the increase in general and administrative expenses partially offset by warrant issuance costs and by the decrease in research and development expenses.

Research and Development Expenses

For the three months ended September 30, 2025, we incurred $54,388 in research and development expenses as compared to $222,897 for the three months ended September 30, 2024, a decrease of approximately 75.6%. These expenses were incurred primarily in connection with developing the potential AD therapeutic product and the MS trial with Cleveland Clinic during the three months ended September 30, 2024. Of these expenses, for the three months ended September 30, 2025, $27,305 was incurred principally relating to our product development and storage of drug product, $13,279 for clinical consulting services, $7,534 of amortization of prepaid licensing fees relating to the Stanford License Agreement and Mount Sinai Agreement, and $6,270 for development of alternative drug supply with Stanford University; comparatively, for the three months ended September 30, 2024, $31,630 was incurred principally relating to our confirmatory clinical trial and related storage of drug product, $173,797 for clinical consulting services, $7,534 of amortization of prepaid licensing fees relating to the Stanford License Agreement and Mount Sinai Agreement, and $9,936 for development of alternative drug supply with Stanford University.

Our research and development expenses have decreased as our Cleveland Clinic trial for AD was concluded by the end of 2024 and our MS clinical trial was discontinued. Other development expenses might increase, as our resources permit, in order to advance our potential products. We are continuing to determine how to proceed with respect to our other current development programs for Bryostatin-1.

General and Administrative and Warrant Expenses

We incurred $1,948,483 and $1,755,147 of general and administrative expenses for the three months ended September 30, 2025 and 2024, respectively, an increase of approximately 11.0%. The three months ended September 30, 2024 results included warrant issuance costs associated with the Series C Private Placement of $618,375. During the three months ended September 30, 2025, $212,341 was incurred primarily for wages, bonuses, vacation pay, severance, taxes and insurance, versus $315,830 for the three months ended September 30, 2024. The decrease resulted primarily from compensation reductions for our President and our Chief Executive Officer and decreased executive bonuses. $403,789 was incurred for legal expenses versus $113,173 for the 2024 comparable period. The increase in legal fees for 2025 resulted from the Company changing its business strategy, restructuring and financing. $785,385 was incurred for outside operations consulting services during the three months ended September 30, 2025, versus $258,990 for the comparable period in 2024. The higher amount for the 2025 period reflects non-cash expenses associated with warrants issued to crytcocurrency experts totaling $336,838. $12,502 was incurred for travel expenses during the three months ended September 30, 2025, versus $26,226 for the comparable period in 2024 as Company officers and directors conducted overseas due diligence for strategic investments in 2024. $105,379 was incurred for investor relations services during the three months ended September 30, 2025, versus $95,314 for the comparable period in 2024. $54,310 was incurred for professional fees associated with auditing, financial, accounting and tax advisory services during the three months ended September 30, 2025, versus $58,995 for the comparable period in 2024; $144,913 was incurred for insurance during the three months ended June 30, 2025, versus $161,467 for the comparable period in 2024. The decrease in insurance expense is attributable to lower premiums; $176,090 was incurred for utilities, supplies, license fees, filing costs, rent, advertising and other expenses during the three months ended September 30, 2025, versus $102,986 for the comparable period in 2024. The increase is attributable to credits for lower franchise taxes paid during the 2024 period credited to 2024. $53,774 was recorded as non-cash stock options compensation expense during the three months ended September 30, 2025, versus $3,791 for the comparable period in 2024. The increase for the current period is attributable to granting of stock options awards during the current quarter.

Other Income (loss)

We recognized total other expenses of $(2,123,747) for the three months ended September 30, 2025 as compared to $(3,763,969) for the three months ended September 30, 2025, which consisted, for 2025 and 2024, of interest income on funds deposited in interest-bearing money market accounts and investments in short-term U.S. treasury bills and changes in fair value of warrant and derivative liabilities and offering costs. The decrease in interest income and unrealized gains on treasury bills totaling $257,389 for the three months ended September 30, 2025 is primarily attributable to the decrease in cash balances over the period and lower interest rates. The total decrease in other income is primarily attributable to the decrease in interest income as noted above, the unrealized loss on digital asset investments of 2,382,129 offset by the decrease in loss in issuance of Series C Preferred Stock of approximately $3.8 million, the decrease in fair value of derivative and warrant liabilities of $455,090 and reduction in net loss in equity investment of 12,025.

Net income (loss)

We recognized losses of $(3,923,247) and $(5,742,013) for the three months ended September 30, 2025 and 2024, respectively. The decreased loss was primarily attributable to the decrease in research and development expenses, the decrease in other losses partially offset by the increase in general and administrative expenses.

Comparison of the nine months ended September 30, 2025 and 2024

The following table summarizes our results of operations for the nine months ended September 30, 2025 and 2024:

	Nine Months ended
	September 30,		Dollar
	2025	2024	Change	% Change
Staking revenue	$207,333	$—	$207,333	NA
Operating Expenses:
Research and development expenses	$263,759	$1,174,217	$(910,455)	(77.5)%
General and administrative expenses	$5,148,227	$3,457,916	$1,690,311	48.9%
Warrant issuance costs	$699,845	$618,375	$81,470	13.2%
Other expenses, net	$(15,149,658)	$(1,971,516)	$(13,178,142)	(668.4)%
Net income (loss)	$(21,054,156)	$(7,222,021)	$(13,832,135)	191.5%

Revenues

We generated operating revenues for the nine months ended September 30, 2025 from staking TAO tokens.

Operating Expenses

Overview

Total operating expenses for the nine months ended September 30, 2025 were $6,111,831 as compared to $5,250,505 for the nine months ended September 30, 2024, an increase of approximately 16.4%. The increase in total operating expenses is due to the increase in general and administrative expenses and warrant issuance costs partially offset by the decrease in research and development expenses.

Research and Development Expenses

For the nine months ended September 30, 2025, we incurred $263,759 in research and development expenses as compared to $1,174,214 for the nine months ended September 30, 2024, a decrease of approximately 77.5%. These expenses were incurred primarily in connection with developing the potential AD therapeutic product and the MS trial with Cleveland Clinic during the nine months ended September 30, 2024. Of these expenses, for the nine months ended September 30, 2025, $137,953 was incurred principally relating to our product development and storage of drug product, $70,362 for clinical consulting services, $22,438 of amortization of prepaid licensing fees relating to the Stanford License Agreement and Mount Sinai Agreement, and $33,006 for development of alternative drug supply with Stanford University. Comparatively, for the nine months ended September 30, 2024, $697,899 was incurred principally relating to our confirmatory clinical trial and related storage of drug product, $426,523 for clinical consulting services, $22,107 of amortization of prepaid licensing fees relating to the Stanford License Agreement and Mount Sinai Agreement, $27,685 for development of alternative drug supply with Stanford University.

Our research and development expenses have decreased as our Cleveland Clinic trial for AD was concluded by the end of 2024 and our MS clinical trial was discontinued. Other development expenses might increase, as our resources permit, in order to advance our potential products. We are continuing to determine how to proceed with respect to our other current development programs for Bryostatin-1.

General and Administrative and Warrant Expenses

We incurred $5,848,072 and $4,076,291 of general and administrative expenses for the nine months ended September 30, 2025 and 2024, respectively, an increase of approximately 43.5%. The nine months ended September 30, 2025 results included warrant issuance costs associated with the Series D Private Placement of approximately $700,000 for 2025 versus approximately 618,000 associated with the Series C Private Placement during the comparable 2024 period. During the nine months ended September 30, 2025, $662,132 was incurred primarily for wages, bonuses, vacation pay, severance, taxes and insurance, versus $986,382 for the nine months ended September 30, 2024. The decrease resulted primarily from compensation reductions for our President and our Chief Executive Officer and lower bonuses. $804,746 was incurred for legal expenses versus $397,123 for the 2024 comparable period. The increased legal fees for 2025 is based upon the Company changing its business strategy, restructuring and financing. $1,290,215 was incurred for outside operations consulting services during the nine months ended September 30, 2025. The higher amount for the 2025 period reflects non-cash expenses associated with warrants issued to cryptocurrency experts totaling 336,838 versus $751,761 for the comparable period in 2024. $38,831 was incurred for travel expenses during the nine months ended September 30, 2025, versus $83,412 for the comparable period in 2024 as Company officers and directors conducted overseas due diligence for strategic investments in 2024. $309,814 was incurred for investor relations services during the nine months ended September 30, 2025, versus $316,249 for the comparable period in 2024. $195,022 was incurred for professional fees associated with auditing, financial, accounting and tax advisory services during the nine months ended September 30, 2025, versus $214,192 for the comparable period in 2024. $424,848 was incurred for insurance during the nine months ended September 30, 2025, versus $470,695 for the comparable period in 2024. The decrease is attributable to lower premiums. $395,904 was incurred for utilities, supplies, license fees, filing costs, rent, advertising and other expenses during the nine months ended September 30, 2025, versus $216,484 for the comparable period in 2024. The increase is attributable to credits for lower franchise taxes paid during the 2024 period credited to 2024. $1,026,715 was recorded as non-cash stock options compensation expense during the nine months ended September 30, 2025, versus $21,618 for the comparable period in 2024. The increase for the current period is attributable to granting of restricted stock and stock options awards during the current period.

Other Income (loss)

We recognized total other expenses of $(15,149,658) for the nine months ended September 30, 2025 as compared to $(1,971,516) for the nine months ended September 30, 2025, which consisted, for 2025 of unrealized losses on digital assets, and for both 2025 and 2024, interest income on funds deposited in interest-bearing money market accounts and investments in short-term U.S. treasury bills and changes in fair value of warrant and derivative liabilities and offering costs. The decrease in interest income and unrealized gains on treasury bills totaling $716,160 for the nine months ended September 30, 2025 is primarily attributable to the decrease in cash balances over the period and lower interest rates. The total increase in other expenses is primarily attributable to the decrease in interest income as noted above, the unrealized loss on digital asset investments of 2,396,497, the increase in warrant and derivative liabilities of approximately $13.9 million offset by the decrease in loss in issuance of Series C Preferred Stock of approximately $3.8 million.

Net income (loss)

We recognized losses of $(21,054,156) and $(7,222,021) for the nine months ended September 30, 2025 and 2024, respectively. The increased loss was primarily attributable to the increase in general and administrative, other expenses and decrease in interest income partially offset by a decrease in research and development expenses.

Financial Condition, Liquidity and Capital Resources

Cash and Working Capital

Since inception, we have incurred negative cash flows from operations. As of September 30, 2025, we had working capital of $7,306,830 as compared to working capital of $16,706,587 as of December 31, 2024. The $600,243 decrease in working capital was primarily attributable to approximately $4.9 million of proceeds from the Series D Private Placement, approximately $2.0 million of proceeds from warrant exercises and approximately $380,000 of interest income partially offset by $5.1 million of operating expenses and redemption of Series C Preferred Stock of approximately $1.6 million.

We expect that our current cash and cash equivalents and Tao tokens value of approximately $34.0 million in total will be sufficient to support our projected operating requirements for at least the next 12 months from the date of this Quarterly Report on Form 10-Q, which may include the continuing development of Bryostatin-1 for neurodegenerative diseases.

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

Sources and Uses of Liquidity

We expect to continue to incur expenses, resulting in losses and negative cash flows from operations, over at least the next several quarters as we continue to evaluate developing AD and other therapeutic products while also executing our cryptocurrency treasury strategy.

	Nine Months Ended September 30,
	2025	2024
Cash used in operating activities	$3,944,213	$3,716,123
Cash used in investing activities	$17,570,203	$1,000,000
Cash provided by (used in) financing activities	$5,303,622	$(4,319,595)

Net Cash Used in Operating Activities

Cash used in operating activities was $3,944,213 for the nine months ended September 30, 2025, compared to $3,716,123 for the nine months ended September 30, 2024. The $228,090 increase primarily resulted from the increase in non-cash expenses and change in fair value of liabilities of approximately $11.2 million, an increase in accounts payable and accrued expenses of approximately $0.5 million and the unrealized loss of approximately $2.4 million from cryptocurrency and a decrease in prepaid expenses of approximately $0.3 million partially offset by, non-cash revenue from digital assets of approximately $0.2 million and the increase in net loss of approximately $13.8 million.

Net Cash Provided by (Used in) Investing Activities

Net cash used in investing activities was approximately $17.6 million for the nine months ended September 30, 2025 compared to $1.0 million for the nine months ended September 30, 2024. The cash used in investing activities for the nine months ended September 30, 2024 was for the purchase of cryptocurrency for the Company’s treasury strategy. Cash used for the nine months ended September 30, 2024 was for the purchase of debt securities for a strategic investment.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities was $5,303,622 for the nine months ended September 30, 2025 compared to $4,319,595 used in financing activities for the nine months ended September 30, 2024. The cash provided by financing activities for the nine months ended June 30, 2025 consisted of proceeds from the Company’s Series D Preferred Stock offering and proceeds from exercise of investor warrants partially offset by principal and dividend payments applied to our outstanding Series C Preferred Stock outstanding. Cash used for the nine months ended September 30, 2024 was for the redemption of principal and dividends paid on our Series B Preferred Stock outstanding partially offset by proceeds from our Series C Preferred Stock offering.

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

Based on management’s review, our Executive Chairman of the Board and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of September 30, 2025. Notwithstanding the material weaknesses described above, our management, including the Executive Chairman of the Board and Chief Financial Officer, has concluded that financial statements, and other financial information included in this Quarterly Report on Form 10-Q, fairly present in all material respects our financial condition, results of operations, and cash flows as of and for the periods presented in this Quarterly Report on Form 10-Q.

Changes in Internal Controls over Financial Reporting

During the period covered by this Quarterly Report on Form 10-Q, the Company implemented new controls associated with its cryptocurrency treasury strategy. These new controls include procedures related to the use of third-party vendors to safeguard and manage the digital assets as well as management developed tools to monitor cash, investment, equity transactions and the fair value of digital assets. Other than these changes, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, such controls.

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

Risks Related to Our Media Platform

Our ownership and operation of The TAO Daily, an online news publication and data provider in the digital asset industry, presents a number of significant risks, including those arising from perceived or actual conflicts of interest.

We recently announced the launch of The TAO Daily, an online news publication and data provider in the digital asset industry focused on the Bittensor ecosystem. The TAO Daily plays a large role in aggregating, creating and disseminating news and other editorial content focused on TAO and the Bittensor ecosystem across the global digital asset industry. It is possible that The TAO Daily’s news coverage could influence trading prices and demand for TAO, and it is also possible that consumers of The TAO Daily’s content may not appreciate that The TAO Daily’s owner has substantial financial interests in TAO, despite information to that effect on The TAO Daily’s website. As a result, some consumers of The TAO Daily’s content may place greater weight on such content than they would if they were aware of TAO Synergies’ ownership stake, and this could cause the trading prices of TAO or our common stock to be higher than they would otherwise.

In addition, as a public company, we expect to have access to material non-public information regarding market activities, trading volumes and other proprietary information from other businesses that could influence trading decisions. The TAO Daily, while intended to provide objective news coverage, may inadvertently become privy to such material non-public information. The sharing of such material non-public information, whether intentional or inadvertent, could lead to allegations of insider trading, market manipulation or other claims if The TAO Daily broadcasts or leverages this information in a manner that could advantage certain investors in TAO Synergies, or advantage holders of TAO.

TAO Synergies’ ownership and operation of The TAO Daily may also create a perception among market participants that The TAO Daily is biased in favor of TAO Synergies. Information regarding TAO Synergies’ ownership of The TAO Daily is publicly disclosed on The TAO Daily’s homepage. Investors may question the integrity of The TAO Daily’s reporting, fearing that it may be influenced by TAO Synergies’ business objectives or to manage its public image, particularly during periods of heightened volatility in the prices of our common stock or digital assets generally, or during periods of operational challenges. Any perceived or actual conflicts of interest could damage TAO Synergies’ or The TAO Daily’s reputation and undermine investor confidence. Negative press and public opinion could adversely impact our business and the price of our common stock.

Furthermore, the dual operation of a public company and a news publication may attract heightened scrutiny from regulatory bodies. Regulators may closely monitor TAO Synergies’ compliance with securities laws and regulations governing the use and dissemination of material non-public information, which could lead to investigations or sanctions if TAO Synergies or The TAO Daily are alleged to have violated any applicable laws. While we are implementing policies and procedures to limit and mitigate such risks, including information barriers to ensure compliance with securities laws relating to material non-public information, there is no assurance that such policies and procedures will be effective, or that we will be able to manage such conflicts of interest adequately. If we fail to manage these conflicts of interests, or if any of the foregoing risks were to materialize or be perceived negatively by market participants, we may be exposed to adverse media coverage, regulatory investigations and legal proceedings, leading to adverse impacts on our reputation, business, financial position and share price.

Our strategy and focus on delivering high-quality, regulated, easy-to-use, and secure digital asset-related information through our media platform The TAO Daily may not maximize short-term or medium-term financial results.

We have taken, and expect to continue to take, actions that we believe to be in the best interests of our existing and potential investors and the long-term interests of our business, even if those actions do not necessarily maximize short-term or medium-term results. These may include expending significant managerial, technical, and legal efforts on complying with laws and regulations that are applicable to our products and services and ensuring that products are secure. Our public and regulated status may also limit our ability to expand our product and services offerings or extend such offerings to certain markets and locations, which may result in us missing material opportunities to generate revenue. We also intend to focus on driving long-term engagement with users through innovation and developing new products and technologies. We may also make acquisitions or investments that may be highly speculative in nature and in some cases, the costs of such acquisitions may be substantial, and there is no assurance that we will receive a favorable return on investment for our acquisitions. Additionally, management decisions regarding capital allocation may not always yield the expected economic benefits. These decisions may not be consistent with the short-term and medium-term expectations of our shareholders and may not produce the long-term benefits that are expected, which could have an adverse effect on our business, operating results, and financial condition.

Our success depends on our ability to effectively improve and scale our technical and data infrastructure.

Our ability to attract, retain, and protect our users is dependent upon the reliable performance and increasing capabilities and integration of our platform and our underlying technical and data infrastructure. As our business continues to grow in size, scope and complexity, and as legal requirements and consumer expectations continue to evolve, we must continue to invest significant resources to maintain, integrate, improve, upgrade, scale and protect our platform and technical and data infrastructure, including some legacy systems. Our failure to do so effectively, or any significant disruption in our service or adverse impact on user experience, could damage our reputation, result in a potential loss of users or missed opportunities, subject us to fines and civil liability and/or adversely affect our financial results.

As we periodically augment and enhance our financial systems, we may experience disruptions or difficulties that could adversely affect our operations, the management of our finances and the effectiveness of our internal control over financial reporting, which in turn may negatively impact our ability to manage our business and to accurately forecast and report our results, which could harm our business.

Security incidents and other network and information systems disruptions could affect our ability to conduct our business effectively, cause us to incur significant costs, subject us to significant liability and/or damage our reputation.

Our operations depend on our ability to protect our information systems against interruption, breach or other damage. Our systems store and process confidential user, employee and other sensitive personal and Company data. In addition, we rely on the technology, systems and services provided by third-party vendors (including cloud-based service providers) for a variety of operations, including encryption and authentication technology, employee email, domain name registration, content delivery, administrative functions (including payroll processing and certain finance and accounting functions) and other operations.

We regularly face attempts to breach our security and compromise our information technology systems from a broad range of actors. These actors, whether internal or external to the Company, may use a blend of technology and social engineering techniques (including denial of service attacks, ransomware, phishing or business email compromise attempts intended to induce our employees, business affiliates and users to disclose information or unwittingly provide access to systems or data, and other techniques) to disrupt service, exfiltrate data or otherwise interfere with our business. Information security threats are constantly evolving in sophistication and volume and attackers may use generative AI and machine learning to launch more automated, targeted, sophisticated and coordinated attacks against targets, potentially increasing the difficulty of detecting and successfully defending against them. A successful breach could occur and persist for an extended period of time before being detected. We and the third parties with which we work may be more vulnerable to the risk from activities of this nature as a result of factors such as the high-profile nature of our business operations and the various jurisdictions in which we and our third-party providers operate; the use of generative AI tools; remote and hybrid working; employee use of personal devices, which may not have the same level of protection as Company devices and networks; and use of legacy software systems. Cybersecurity vulnerabilities can also arise from human error, fraud or malice on the part of our employees, other insiders or third parties, or from technology or product enhancements or the migration of information and data to new technology platforms, systems or applications. From time to time, we experience security incidents and other network and information systems disruptions. To date, no incidents have had a material adverse effect on our business, financial condition or results of operations. However, there is no assurance that incidents or disruptions will not have a material adverse effect in the future. There is also no guarantee that a series of related issues may not be determined to be material at a later date in the aggregate, even if they may not be material individually at the time of their occurrence.

In addition, our systems, and those of the third parties with which we work and on which we rely, may be vulnerable to interruption or damage that can result from the effects of power, systems or connectivity outages; natural disasters (including increased storm severity and flooding), which may occur more frequently or with more severity as a result of climate change; fires; human error, fraud or malice; public health conditions; acts of terrorism; or other similar events.

We have implemented controls and taken other preventative measures designed to strengthen our systems and to improve the resiliency of our business against such incidents and attacks, including measures designed to reduce the impact of a security incident at our third-party vendors. These efforts are expensive to develop, implement and maintain; require ongoing monitoring and updating as technologies change and as efforts to overcome security measures become more sophisticated; and may limit the functionality of or otherwise negatively impact our products, services and systems. Although the costs of the controls and other measures we have taken to date have not had a material effect on our financial condition, results of operations or liquidity, the costs and effort to respond to and recover from a security incident and/or to mitigate any security vulnerabilities that may be identified in the future could be significant. Additionally, any contractual protections with our third-party vendors, including our right to indemnification, if any at all, may be limited or insufficient to prevent a negative impact on our business from a security incident.

There can also be no assurance that the actions, measures and controls we have implemented will be effective or that they will be sufficient to prevent a future security incident or other disruption, and our disaster recovery planning cannot account for all eventualities. Such an event could result in a disruption of our services; improper access, use, alteration or disclosure of personal data or other confidential information; loss of information; or theft or misuse of our intellectual property. In addition, if we experience or are perceived to experience a security incident, or are perceived to fail to respond appropriately to any security incident that we may experience, it could divert management’s attention; require us to expend resources to investigate, respond to and recover from such a security incident or defend against further attacks; subject us to litigation, regulatory or other government inquiries or investigations and/or liability; harm our reputation; or otherwise adversely affect our business, financial condition or results of operations.

While we maintain cyber risk insurance, the costs relating to certain kinds of security incidents could be substantial, and our insurance may not be sufficient to cover losses related to any future incidents involving our data or systems, and we cannot be certain our insurance coverage will continue to be available to us on commercially reasonable terms (if at all) or that any insurer will not deny coverage as to any future claim.

We may be unable to adequately protect our information systems from cyberattacks, which could result in the disclosure of confidential or proprietary information, including personal data, damage our reputation, and subject us to significant financial and legal exposure.

We rely on information technology systems that we or our third-party providers operate to process, transmit and store electronic information in the operation of our media platform, The TAO Daily and in our day-to-day operations. In connection with the operation of The TAO Daily, and in our product discovery efforts we may collect and use a variety of personal data, such as name, mailing address, email addresses, phone number and clinical trial information. A successful cyberattack could result in the theft or destruction of intellectual property, data, or other misappropriation of assets, or otherwise compromise our confidential or proprietary information and disrupt our operations. Cyberattacks are increasing in their frequency, sophistication and intensity, and have become increasingly difficult to detect. Cyberattacks could include wrongful conduct by hostile foreign governments, industrial espionage, wire fraud and other forms of cyber fraud, the deployment of harmful malware, denial-of-service, social engineering fraud or other means to threaten data security, confidentiality, integrity and availability. A successful cyberattack could cause serious negative consequences for us, including, without limitation, the disruption of operations, the misappropriation of confidential business information, including financial information, trade secrets, financial loss and the disclosure of corporate strategic plans. Although we devote resources to protect our information systems, we realize that cyberattacks are a threat, and there can be no assurance that our efforts will prevent information security breaches that would result in business, legal, financial or reputational harm to us, or would have a material adverse effect on our results of operations and financial condition. Any failure to prevent or mitigate security breaches or improper access to, use of, or disclosure of our clinical data or patients’ personal data could result in significant liability under state (e.g., state breach notification laws), federal (e.g., HIPAA, as amended by HITECH), and international law (e.g., the GDPR) and may cause a material adverse impact to our reputation, affect our ability to conduct new studies and potentially disrupt our business.

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

We are subject to data protection laws and regulations that address privacy and data security with respect to our new media platform, The TAO Daily. The legislative and regulatory landscape for data protection continues to evolve, and there has been an increasing focus on privacy and data security issues with the potential to affect our business. In the United States, numerous federal and state laws and regulations, including state data breach notification laws, state health information privacy laws, and federal consumer protection laws govern the collection, use, disclosure and protection of health-related and other personal data. Many U.S. states are also enacting consumer privacy statutes to enhance protections for personal data and to provide residents with more choices concerning their data collected by businesses, increasing compliance complexity and increasing risks of failures to comply.

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

Our business depends on continued and unimpeded access to the internet and cloud-based hosting services we utilize.

We currently utilize third-party subscription-based software services as well as public cloud infrastructure services to provide solutions for many of our computing, storage and bandwidth needs. Any interruptions to these services could result in interruptions in service to our users, advertisers and/or our critical business functions, notwithstanding business continuity or disaster recovery plans or agreements that may currently be in place with these providers. This could result in unanticipated downtime and/or harm to our operations, reputation and operating results. A transition of these services to different cloud providers would be difficult, time consuming and costly to implement. In addition, if hosting costs increase over time and/or if we require more computing or storage capacity as a result of subscriber growth or otherwise, our costs could increase disproportionately.

In addition, if we or those who engage with our content experience disruptions in internet service or if internet service providers are able to block, degrade or charge for access to our content, it could decrease the demand for, or the usage of, our content and products, increase our cost of doing business and adversely affect our operating results.

Our advertising revenues are affected by numerous factors, including market dynamics, evolving digital advertising trends and the evolution of our strategy.

We may derive revenue from the sale of advertising on our media platform The TAO Daily. Our advertising revenue may be sensitive to the macroeconomic environment, as advertiser budgets can fluctuate substantially in response to changing economic conditions. Our ability to compete successfully for advertising budgets will depend on, among other things, our ability to engage and grow audiences, collect and leverage data, and demonstrate the value of our advertising and the effectiveness of our platform to advertisers. In determining whether to buy advertising with us, advertisers may consider factors such as the demand for our platform, focus of our coverage, size and demographics of our audience, public sentiment about our platform, advertising rates, targeting capabilities, results observed by advertisers, and perceived effectiveness of advertising offerings and alternative advertising options.

Companies with large digital platforms, which have greater audience reach, audience data and targeting capabilities than we do, command a large share of the digital advertising market, and we anticipate that this will continue. In addition, there is increasing demand for digital advertising in formats that are dominated by these platforms, particularly vertical short-form video and streaming, and we may not be able to compete effectively in these formats. The remaining market is subject to significant competition among publishers and other content providers, and audience fragmentation. These dynamics have affected, and will likely continue to affect, our ability to attract and retain advertisers and to maintain or increase our advertising rates and resulting revenues.

Digital advertising networks and exchanges with real-time bidding and other programmatic buying channels that allow advertisers to buy audiences at scale also play a significant role in the marketplace and represent another source of competition. They have caused and may continue to cause further downward pricing pressure and the loss of a direct relationship with marketers, especially during periods of economic downturn.

The evolving standards for delivery of digital advertising, as well as the development and implementation of technology, regulations, policies, practices and consumer expectations that adversely affect our ability to deliver, target or measure the effectiveness of advertising (including blocking the display of advertising, the phase-out of browser support for third-party cookies and of mobile operating systems for advertising identifiers, rapidly evolving privacy regulations and platform requirements providing for additional consumer rights), may also adversely affect our advertising revenues if we are unable to develop effective solutions to mitigate their impact.

Our digital advertising offerings include products that use proprietary first-party data to target and generate predictive insights and help inform our clients’ advertising strategies. Our ability to quickly and effectively evolve these products; the volume, quality, and price of competitive products; and continued changes to industry regulation all have the potential to impact the success of this strategy. Our digital advertising operations also rely on technologies (particularly ad servers) that, if interrupted or meaningfully changed, or if the providers leverage their power to alter the economic structure, could have an adverse impact on our potential advertising revenues, operating costs and/or operating results.

Risks Related to our Crypto Asset Strategy

Our operating results are dependent on the price of TAO. If such price declines, our business, operating results, and financial condition would be adversely affected.

Any declines in the volume of crypto asset transactions, the price of crypto assets, or market liquidity for crypto assets generally may adversely affect our operating results. We have significant investments in TAO. As of October 31, 2025, we held digital intangible assets valued at approximately $29.0 million. Thus, changes in the value of TAO will generally have a significant impact on our results. Our operating results will be impacted by the revenues and profits we generate from the purchase, sale, and trading of crypto assets.

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

Certain of our directors, officers, employees, and independent contractors may hold crypto assets, including the same crypto assets in which we invest, or have other crypto-related personal investments. Such persons may actively invest in crypto projects and crypto assets on their own behalf, which could incentivize them to take actions (or refrain from actions) that favor their personal crypto holdings or related business interests over our interests and the interests of our shareholders. Our affiliates may also have substantial direct investments in crypto assets and are under no obligation to prioritize or consider our interests when managing those investments, potentially leading to conflicts of interest. Certain of our directors, officers, employees, and independent contractors may have outside business ventures or participate in other crypto-related initiatives, potentially diverting their time, attention, and resources away from our Company. Our internal policies and procedures may not fully eliminate these conflicts, and there is no assurance that the personal or outside interests of these individuals will consistently align with our interests or those of our shareholders. If such conflicts are not adequately managed, our decision-making processes, corporate governance, market perception, and overall financial performance may be adversely affected.

We may seek to raise additional capital in the future to support our digital asset treasury strategy, including the acquisition of TAO, and we cannot predict the timing of any such financing.

We may pursue additional financing to support our digital asset treasury strategy, which may involve acquiring, holding, or managing TAO, as part of our corporate treasury operations. These financing activities could include the issuance of equity or equity-linked securities in public offerings, as well as issuing equity or equity-linked securities in exchange for TAO, which may result in substantial dilution to existing stockholders. The timing, amount, and terms of any such financing will depend on market conditions and our strategic objectives, and we cannot predict when or if such financing will occur. Any such financing may not be available on favorable terms, or at all.

In addition, the value and volatility of digital assets like TAO may require us to maintain higher levels of liquidity or collateral, potentially increasing our need for capital. If we issue additional shares or securities convertible into or exercisable for shares of our common stock, our existing stockholders may experience dilution of their ownership interests, and the market price of our common stock may decline. There can be no assurance that any future financing will be available on acceptable terms, or at all, and any inability to raise capital when needed could adversely affect our financial condition and strategic initiatives.

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

Moreover, a significant percentage of the TAO tokens in circulation is concentrated among a relatively small number of holders, including network validators, early participants, and large - scale staking entities. This concentration increases the risk that a small number of parties could exert outsized influence over governance decisions, validator selection, network upgrades, and the market for TAO. If large holders were to coordinate, they could act in ways that disadvantage us or smaller participants, including by influencing the direction of protocol development, restricting access to certain subnets, or taking positions that destabilize the market price of TAO. Concentrated ownership also heightens the risk of large, sudden dispositions of TAO, which could adversely affect liquidity and price stability. Any of these developments could impair our ability to rely on the Bittensor network, reduce the value of its holdings, or otherwise adversely affect its business, financial condition, and results of operations.

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

In addition, Subtensor currently uses a proof-of-authority model under which a small, permissioned set of validators operated by the Opentensor Foundation produces and finalizes blocks; by contrast, Yuma Consensus is an on-chain emissions algorithm that computes rewards from validator rankings of model performance and does not provide consensus or finality. Reliance on this authority set centralizes transaction ordering and finality and increases the risk of network halts, delayed processing, or selective censorship if operators fail, are compromised, or change policies. Compromise or misuse of authority signing keys, software defects, or misconfiguration may require emergency coordination or restricted operating modes and could disrupt our ability to acquire, transfer, or dispose of TAO, potentially triggering exchange or custodian pauses, reduced liquidity, wider spreads, and price volatility. Concentration at the authority layer also creates a single point of operational and regulatory leverage: legal orders, sanctions, or jurisdictional restrictions directed at the Foundation or authority operators could compel blocking, reordering, or exclusion of transactions or participants. The composition, permissions, and parameters of the authority set may change on short notice, and elevated security and key-management demands increase the risk of downtime or reorganizations; authority control can also amplify governance disputes. Collectively, these factors may impair network reliability and perceived decentralization, reduce adoption and TAO liquidity, and adversely affect our business, financial condition, and results of operations.

The open-source and decentralized design of crypto asset networks, including the Bittensor network on which the TAO crypto asset functions, exposes us to risks related to forks, air drops, incidental rights, and related technological and operational disruptions.

Blockchain networks like Bittensor can also undergo “hard forks,” splitting into separate networks due to planned upgrades, technical disagreements, or vulnerabilities. In addition, events such as air drops or the granting of incidental rights may occur, resulting in the distribution of new or derivative digital assets. These events can create or duplicate assets and raise practical and legal considerations regarding whether, and how, holders are able to receive, claim, or use such assets.

In the event of an airdrop, hard fork, or the granting of incidental rights, we will decide how to proceed using its best judgment and, where required, after obtaining advice from legal, tax, accounting, and cybersecurity professionals. Public blockchain events such as airdrops and hard forks may create new assets or duplicate existing assets. We may lack the technical capability, private keys, or custodial support to receive, claim, hold, transfer, or secure these assets. Hard forks can enable replay of transactions and may require changes to key management and software. Claiming mechanisms and unsolicited token transfers can expose us to phishing, malicious smart contracts, dusting, and other cyber threats. Exchanges, custodians, and payment processors may pause or refuse support for a new asset or chain, which can disrupt our products and increase costs. In addition, receipt of airdropped or forked assets may be treated as taxable income upon our ability to exercise control, even if we cannot promptly monetize the asset, which could result in tax liabilities that exceed any related proceeds. Valuation and timing for tax purposes are uncertain and may be challenged by tax authorities. Regulators may also determine that certain airdropped or forked assets are securities, derivatives, or otherwise subject to registration, licensing, or compliance obligations, which could restrict our ability to hold, transfer, or monetize such assets and expose us to enforcement risk. The accounting treatment of these assets is complex and unsettled, and any misjudgment in recognition, valuation, or disclosure could lead to misstatements, restatements, or disagreements with our auditors. In addition, our custodians or other service providers may reserve contractual rights to retain or decline to support airdropped or forked assets, which could prevent us from realizing any economic benefit from these events. Any of these events could result in loss or theft of assets, unexpected tax obligations, service interruptions, or reduced revenue, and could adversely affect our business, financial condition, and results of operations.

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

Additionally, transactions executed through the Prime Broker’s trading system and settled via the Custodian’s settlement services are final and irreversible once completed. If an error occurs (whether through human mistake, operational failure, or fraudulent activity) we may be unable to reverse or recover funds, resulting in potential significant losses. Except in cases involving fraud, gross negligence, or willful misconduct, the Custodian’s liability for direct damages arising from theft, operational errors, unauthorized access, or similar incidents may be limited to the fees paid or payable during the 6 months immediately preceding the incident. Both the Custodian’s and Prime Broker’s liability for direct damages caused by their gross negligence or willful misconduct may be limited to the value of the affected digital assets or fiat currency. The Prime Broker otherwise may not be liable for losses relating to theft, operational errors, unauthorized access, or similar incidents. Consequently, our recourse, including for losses of TAO held by the Custodian, Prime Broker, or their service providers, may be substantially limited.

Neither the Custodian nor the Prime Broker is a banking institution or a member of the Federal Deposit Insurance Corporation (“FDIC”) or a broker-dealer and member of the Securities Investor Protection Corporation (“SIPC”). Therefore, deposits held with, or assets held by, the Custodian are not subject to the protections enjoyed by depositors with FDIC- or SIPC-member institutions. The Custodian has advised us that it maintains insurance policies in the amount of $250 million, in the aggregate, which are intended to cover the loss of client assets held by the Custodian. The insurance maintained by the Custodian may not be available or sufficient to protect us from all possible losses or sources of losses. The Custodian’s insurance may not cover the specific type of loss experienced by us. In addition, the TAO insurance markets are limited, and the level of insurance maintained by the Custodian may be substantially lower than the value of our assets. While the Custodian maintains certain capital reserve requirements based on the value of the assets under custody (which may provide additional means to cover client asset losses), we cannot be assured that the Custodian will maintain capital reserves sufficient to cover actual or potential losses with respect to our crypto assets.

Additionally, the security of crypto assets held by the Custodian depends significantly on how effectively the Custodian safeguards private cryptographic keys associated with such assets. Although the Custodian uses both “hot” (online) and “cold” (offline) storage mechanisms designed to balance security and operational needs, any crypto assets stored in hot wallets may be at increased risk of theft, hacking, or unauthorized access compared to those held solely in cold storage. Furthermore, the Custodian’s private key management practices, security protocols, and operational controls may not fully prevent cybersecurity breaches, human errors, or other security failures, which could result in partial or total loss of our crypto assets.

Moreover, in the event of an insolvency or bankruptcy of the Custodian in the future, given that the contractual protections and legal rights of customers with respect to crypto assets held on their behalf by third parties are relatively untested in a bankruptcy of an entity such as the Custodian in the crypto asset industry, there is a risk that our assets may be considered the property of the bankruptcy estate of the Custodian. We may be at risk of being treated as a general unsecured creditor of such entity and subject to the risk of total loss or significant impairment of the value of such assets.

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

Risks Related to Staking

Staking activities involve significant risks, including the risks of borrower default, operational failures and the potential loss of TAO, which could materially and adversely affect our financial performance and the value of our crypto assets.

Staking TAO tokens exposes us to a variety of operational, economic, technological, and regulatory risks. Although staking can generate rewards, the process involves locking or delegating our TAO tokens to a validator, thereby restricting our immediate liquidity and ability to freely trade or use these tokens and, for 18 months from November 5, 2025, limiting our ability to diversify validators for root subnet staking because we agreed to delegate at least 90% of TAO subject to root subnet staking to Yuma. Any operational disruptions, cybersecurity breaches, or software errors affecting our staking providers, validators, or the underlying blockchain network, including failures of the protocol to effect on-chain staking distributions, may result in partial or total loss of our staked TAO. In addition, the Yuma Agreement limits our recourse to a sole remedy for missed rewards, which does not include reward optimization, and generally caps Yuma’s aggregate liability at $5,000.

Unlike traditional financial instruments, staking and on-chain reward distrubtions are often final and irreversible once executed, increasing the risk associated with potential human errors, operational failures, or malicious activities. Additionally, the underlying validator operations and staking infrastructure may be subject to technical vulnerabilities or exploits. A failure, security breach, or operational deficiency in validator performance or infrastructure could significantly reduce or eliminate staking rewards or result in economic penalties that adversely affect our financial condition. Under our agreement with Yuma, our primary contractual remedy for service shortfalls is recovery of missed rewards, subject to an aggregate $5,000 cap and an exclusion of consequential and similar damages.

We depend on third-party providers, such as our Custodian, and affiliated or independent validators, including Yuma, to facilitate and manage our staking activities. If our Custodian or validator experiences financial distress, insolvency, cybersecurity incidents, or other operational failures, we may experience significant delays or difficulty recovering staked tokens, lose expected staking rewards, or incur permanent loss of the underlying staked assets. Additionally, third-party staking providers, including our Custodian and Yuma, may not maintain insurance coverage sufficient to protect us against all types of loss scenarios, leaving us potentially exposed to substantial economic risk. For a discussion of our staking program, see the section titled “—Our Cryptocurrency Asset Strategy—Our Staking Program” elsewhere in this Quarterly Report on Form 10-Q.

Staking activities may also subject us to regulatory uncertainty and evolving interpretations of securities, commodities, and financial services laws. Regulators may impose licensing, registration, reporting, or other compliance requirements on our staking activities, leading to increased legal and operational burdens, costs, or interruptions. Furthermore, we may be required to alter, limit, or cease staking activities altogether in response to future regulatory or enforcement developments. Our agreement with Yuma permits immediate termination if services cannot be performed in compliance with applicable law or due to heightened regulatory risk or changes in law that render continued involvement undesirable, illegal, or impracticable, which could result in sudden disruption or cessation of our their staking services. Disputes are subject to confidential, binding arbitration with a class-action waiver, which may limit judicial remedies.

With respect to staking activities, the Custodian’s or an affiliate’s liability for direct damages, including slashing penalties or missed staking rewards, is also limited. Specifically, liability for slashing penalties may be capped at staking service fees collected during the 6-month period prior to the relevant incident. Liability for missed rewards may be capped at staking service fees collected during the preceding 3-month period. The Custodian or an affiliate also may not be not liable for blockchain protocol malfunctions, software bugs, third-party validator errors, or any staking-related losses below $1,000 USD. Separately, our agreement with Yuma generally caps Yuma’s aggregate liability at $5,000, and Yuma disclaims consequential damages and is not liable for protocol-wide malfunctions or force-majeure events related to the blockchain.

Moreover, if any on-chain or implied protocol terms conflict with the Yuma Agreement, the agreement prevails. As the Bittensor protocol evolves, this “paramountcy” may cause frictions with network norms or expectations and may limit our ability to rely on protocol-level terms if they diverge from our contract.

The occurrence of any of these risks could materially impair our crypto asset holdings, adversely affect the financial performance of our business, and significantly diminish the value of our TAO tokens. Our ability to recover losses may be further limited by contractual liability caps, exclusive remedies, and arbitration provisions in our agreements with key providers.

Our reliance on the Custodian and its third-party validator for TAO staking activities creates concentration and related risks.

We rely on the Custodian to facilitate our staking activities with respect to TAO tokens. Through its staking services, the Custodian holds and facilitates the staking of our TAO through third-party validators including Yuma. While we believe Yuma and any other validator have been selected by the Custodian due to their reputation for security, reliability, and operational performance, neither the Custodian nor any validator guarantees staking rewards, uninterrupted service, or protection against all operational or security risks. Our staked TAO could be subject to loss, reduction, or impaired liquidity due to validator performance issues, slashing-like economic penalties (in the form of reduced or eliminated rewards), cybersecurity breaches, network disruptions, regulatory actions, or technical failures affecting the Custodian’s staking infrastructure or the Bittensor blockchain itself. Moreover, we do not control Yuma’s operational practices or technical infrastructure, and we have limited visibility into or control over the processes by which staking rewards are generated and allocated. Yuma may terminate services immediately due to changes in law or heightened regulatory risk, which could disrupt our staking without advance notice.

In addition, our reliance on a limited number of third-party providers, notably our primary Custodian and the validator Yuma, creates a concentration of operational risk. The failure, underperformance, insolvency, or malfeasance of any key provider could materially and adversely affect our assets and staking operations. Given our significant reliance on Yuma as our principal validator, disruptions affecting Yuma, such as downtime, operational deficiencies, cybersecurity breaches, or withdrawal from the market, could leave us unable to promptly identify or transition to an equivalent validator. In addition, for 18 months from November 5, 2025, the Yuma Agreement requires us to delegate at least 90% of TAO subject to root submet staking to Yuma, which increases our concentration risk and may limit our ability to diversify or migrate quickly in response to performance or pricing changes. Yuma may assign its obligations to an affiliate or in connection with a change of control without our consent, which could change our counterparty risk profile. This could result in our TAO tokens remaining unstaked, thereby causing us to forego anticipated staking rewards, or forcing us to hurriedly redelegate our tokens, potentially leading to suboptimal returns or additional costs.

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

Our TAO staking relies on the Custodian and our Validators, who may utilize subnet automated market maker (“AMM”) pools, exposing us to additional liquidity, market, and operational risks beyond our direct control.

We stake TAO tokens through arrangements facilitated and managed by the Custodian and its selected validators, tao5 and Yuma (together, the “Validators”). We do not currently engage in subnet staking or participate in AMM pools, but may do so in the future. Should we do so in the future, the economic viability of subnet AMM pools remains largely unproven, and these pools are subject to experimental and rapidly evolving technological and regulatory environments. Any adverse event affecting these AMM pools, including but not limited to unfavorable market conditions, liquidity shortages, smart contract vulnerabilities, cybersecurity breaches, or operational failures, could result in significant financial losses, impairment of the liquidity or value of our staked TAO, or even total loss of our crypto assets.

Crypto Asset Regulatory Risks

If crypto assets held by us are determined to be securities under U.S. federal or state law, we would become subject to significant regulatory burdens, which may materially and adversely affect its business, operations, and financial condition.

The legal characterization of crypto assets under U.S. securities laws remains unsettled and continues to evolve. If the U.S. Securities and Exchange Commission (“SEC”), another federal agency, or a state regulator determines that TAO or any other crypto asset held by us constitutes a security under the Securities Act of 1933, as amended (the “Securities Act”), or the Investment Company Act, we could become subject to extensive regulatory obligations. These obligations may include registration requirements, enhanced disclosure and reporting, restrictions on business activities, and compliance with corporate governance and custody standards.

We use a risk-based approach to evaluate whether TAO should be treated as a security under the U.S. federal securities laws. Our approach is informed by case law, SEC guidance, and evolving industry practices, and includes ongoing monitoring of regulatory developments and consultation with external legal and other advisors. However, the application of the securities laws to digital assets remains highly uncertain and subject to change. Our assessments could be challenged by regulators or courts, and a determination that TAO is, in fact, a security could subject us to significant regulatory, compliance, and enforcement risks, including potential restrictions on our ability to hold, transfer, or use TAO, registration or licensing obligations, or rescission rights for counterparties. Even if our policies and procedures are followed in good faith, they may not prevent adverse regulatory outcomes, and the process of defending our determinations could be costly and disruptive.

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

If we were required to register as an investment company, or if the crypto assets it holds were deemed to be unregistered securities, we could be forced to significantly alter, limit, or cease certain operations, including staking or other network participation activities. In such a scenario, we may also become subject to enforcement actions, penalties, or other remedial measures, any of which could result in reputational harm, legal liability, or the inability to continue its current business model. In addition to federal law, we may be subject to regulation under state securities laws, some of which apply broader definitions of a “security” than those used by the SEC. As a result, we could face additional regulatory scrutiny, registration requirements, or enforcement exposure at the state level, even if federal regulators do not classify its crypto assets as securities.

Regulatory uncertainty surrounding the classification of crypto assets presents a continuing risk to our operations. Any determination that the crypto assets held or activities conducted by us fall within the scope of U.S. securities laws could impose significant costs, create legal obstacles to continued operations, or materially impair the value of our assets and the returns available to our investors. If we decide to cease certain operations in response to new regulatory obligations, such actions could occur at a time that is unfavorable to investors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On June 9, 2025, we issued 1,867 shares of Common Stock to Neil Cataldi, in exchange for investor relations services.

As disclosed in Note 11—Subsequent Events, on October 13, 2025, in connection with the issuance of the Series E Preferred Stock and the Warrants in the Financing described in Note 11—Subsequent Events, the Company relied upon the exemption from registration provided by Section 4 (a) (2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder for transactions not involving a public offering.

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

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

During the fiscal quarter ended September 30, 2025, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits.

Exhibit Number
3.1	Certificate of Designations for the Series D Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-3 filed on July 11, 2025).

3.2	Certificate of Designations for the Series E Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-3 filed on November 12, 2025).

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed on June 27, 2025).

3.4	Amended and Restated Bylaws of TAO Synergies Inc. (incorporated by reference to Exhibit 3.3 to our Quarterly Report on Form 10-Q, filed on August 14, 2025).

4.1**	Form of Consultant Warrant.

10.1**	Consulting Services Agreement by and among the Company, OSS Capital LLC and Joseph Jacks.

31.1	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial information from this Quarterly Report on Form 10-Q for the period ended September 30, 2025, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations; (ii) the Condensed Consolidated Balance Sheets; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to Financial Statements, tagged as blocks of text.

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

** Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAO Synergies Inc.

Date: November 14, 2025	By:	/s/ Joshua N. Silverman
Joshua N. Silverman
Executive Chairman of the Board of Directors
(principal executive officer)

Date: November 14, 2025	By:	/s/ Robert Weinstein
Robert Weinstein
Chief Financial Officer, Executive Vice President, Secretary and Treasurer
(principal financial officer and principal accounting officer)