Form 10-K
period 2025-12-31
TAO Synergies Inc.
filed 2026-03-31
CIK 1571934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2025

or

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from                to

Commission file number: 333-249434

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

Emerging growth company ☐

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

The aggregate market value of the common stock held by non-affiliates of the registrant was $19,435,501 as of June 30, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter), based on the closing share price on the Nasdaq Capital Market reported for such date. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

As of March 30, 2026, the registrant had 7,471,931 shares of common stock outstanding.

Auditor Name:	Stephano Slack LLC	Auditor Location:	Wayne, PA	Auditor Firm ID:	03523

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING INFORMATION

This report includes “forward-looking statements”, as such term is used within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than historical factual information are forward-looking statements, including, without limitation, statements regarding future performance and management’s plans and strategies for future operations, including the implementation and anticipated benefits of our digital asset treasury strategy, intentions of our staking activities, our liquidity and the management of our liquidity, our beliefs regarding TAO, the Bittensor blockchain and ecosystem, our plans to explore partnerships within the Bittensor ecosystem, the plans and objectives of management for future operations, including plans or objectives relating to the development of commercially viable pharmaceuticals, as well as other statements regarding our future operations, financial condition and prospects, and business strategies. Forward-looking statements generally can be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “will be,” “will continue,” “will likely result,” and similar expressions. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially and adversely from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed in this report, and in particular, the risks discussed under the caption “Risk Factors” in Item 1A of this report and those discussed in other documents we file with the SEC. Forward-looking statements herein speak only as of the date of this report. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

The forward-looking statements are not meant to predict or guarantee actual results, performance, events, or circumstances and may not be realized because they are based upon our current projections, plans, objectives, beliefs, expectations, estimates and assumptions and are subject to a number of risks and uncertainties and other influences, many of which we have no control over. Actual results and the timing of certain events and circumstances may differ materially from those described by the forward-looking statements as a result of these risks and uncertainties. Factors that may influence or contribute to the inaccuracy of the forward-looking statements or cause actual results to differ materially from expected or desired results may include, without limitation, our inability to obtain adequate financing, fluctuations in the price of our digital assets, potential decreases in the value of our digital assets and rewards, the significant length of time associated with drug development and related insufficient cash flows and resulting illiquidity, our inability to expand our business, significant government regulation of pharmaceuticals and the healthcare industry, lack of product diversification, volatility in the price of our raw materials, existing or increased competition, results of arbitration and litigation, stock volatility and illiquidity, and our failure to implement our business plans or strategies. A description of some of the risks and uncertainties that could cause our actual results to differ materially from those described by the forward-looking statements in this report appears in the section captioned “Risk Factors” and elsewhere in this report.

Readers are cautioned not to place undue reliance on forward-looking statements because of the risks and uncertainties related to them and to the risk factors. We disclaim any obligation to update the forward-looking statements contained in this report to reflect any new information or future events or circumstances or otherwise.

Unless the context otherwise indicates, references in this Annual Report on Form 10-K to the terms “TAO Synergies,” “Synaptogenix,” “Neurotrope,” “we,” the “Company,” “our,” and “us” refer to TAO Synergies Inc.

“TAO Synergies,” “Synaptogenix,” and other trade names and trademarks of ours appearing in this Annual Report on Form 10-K are our property. This Annual Report on Form 10-K contains trade names and trademarks of other companies, which are the property of their respective owners. We do not intend our use or display of other companies’ trade names or trademarks to imply an endorsement or sponsorship of us by such companies, or any relationship with any of these companies.

PART I

Item 1.Business.

Explanatory Note

From August 23, 2013 to December 6, 2020, Synaptogenix, Inc. (formerly known as Neurotrope Bioscience, Inc.) (the “Company” or “Synaptogenix”) was a wholly owned subsidiary of Neurotrope, Inc. (“Neurotrope”). Neurotrope’s operations were solely those of Synaptogenix. On May 17, 2020, Neurotrope announced plans for the complete legal and structural separation of Synaptogenix from Neurotrope (the “Spin-Off”). Under the Separation and Distribution Agreement between Neurotrope and Synaptogenix (the “Separation and Distribution Agreement”), Neurotrope distributed all of its equity interest in Synaptogenix to Neurotrope’s stockholders. Following the Spin-Off, Neurotrope does not own any equity interest in Synaptogenix, and Synaptogenix operates independently from Neurotrope. On December 6, 2020, Neurotrope approved the final distribution ratio and holders of record of Neurotrope common stock, Neurotrope preferred stock and certain warrants as of November 30, 2020 received a pro rata distribution of all the equity interest in Synaptogenix. On June 25, 2025, we filed a Certificate of Amendment to its Amended and Restated Articles of Incorporation with the Secretary of State for the State of Delaware, effective June 26, 2025, to change the name of the Company from “Synaptogenix, Inc.” to “TAO Synergies Inc.” Additionally, the ticker symbol for the Company’s common stock on The Nasdaq Capital Market was changed from “SNPX” to “TAOX.” On September 26, 2025, we formed a subsidiary TAOX Florida Inc. for the purpose of facilitating our expansion into the cryptocurrency treasury strategy business.

For more information about the Spin-Off, see “Management’s Discussion and Analysis of Financial Condition and Result of Operation – Overview – Spin Off from Neurotrope, Inc.” When used in this report, the terms “we,” the “Company,” “our,” and “us” refers to TAO Synergies Inc.

Introduction

TAO Synergies Inc. (formerly known as Synaptogenix, Inc.) was exclusively a biopharmaceutical company with product candidates in pre-clinical and clinical development that began operations in October 2012. We are principally focused on developing a product platform based upon a drug candidate called Bryostatin-1 for the treatment of Alzheimer’s disease. We are also evaluating Bryostatin-1 for other neurodegenerative or cognitive diseases and dysfunctions, such as Fragile X syndrome and Multiple Sclerosis, which have undergone pre-clinical testing.

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

On June 9, 2025, in connection with our previously announced exploration of strategic opportunities, we announced the launch of a differentiated cryptocurrency treasury strategy focused on the pure play artificial intelligence (AI) crypto coin, TAO, the native cryptocurrency of Bittensor, a decentralized blockchain network for machine learning and AI. On June 25, 2025, we filed a Certificate of Amendment to its Amended and Restated Articles of Incorporation with the Secretary of State for the State of Delaware, effective June 26, 2025, to change our name from “Synaptogenix, Inc.” to “TAO Synergies Inc.” On September 26, 2025, we formed a subsidiary TAOX Florida Inc. for the purpose of facilitating our expansion into the cryptocurrency treasury strategy business.

Recent Developments

In December 2024, we announced via press release that the board of directors of the Company (the “Board”) had formed an independent special committee (the “Special Committee”) to explore strategic opportunities to create and enhance value for investors, including promising drug development platforms and/or compelling new technologies and services.

As a result of the Special Committee’s efforts, we launched its differentiated cryptocurrency treasury strategy, as described above, to stake TAO for revenue generation and capital appreciation, a strategy which underscores our mission to create value for shareholders.

Background on TAO and Bittensor

Bittensor is a public Layer 1 blockchain, called Subtensor, built with the Substrate framework and organized into independent “subnets” where miners produce digital commodities (commonly AI outputs) and validators evaluate them. Depending on the subnet’s incentive mechanism, miners may produce digital commodities that can include, for example, text prompt completions and other question-answer outputs, vector embeddings and related semantic search or ranking outputs, code-related outputs, image generation outputs, and speech-to-text transcription outputs. On chain, an algorithm named Yuma Consensus aggregates validators’ rankings of miners to compute emissions (new tokens minted by the protocol) for miners, validators, stakers, and subnet creators. This mechanism is widely referred to in project materials as Bittensor’s “Proof-of-Intelligence” consensus model. In this context, “consensus” refers to stake-weighted convergence on subnet validator scoring used to allocate emissions and other incentives, and not to transaction ordering or block finality, which are currently provided on Subtensor through a separate proof-of-authority authority set. Subtensor’s transaction ordering and block finality are currently provided by a proof of authority model under which a small, permissioned “authority set” produces and finalizes blocks. TAO is the Network’s native token and is used to pay transaction fees, incentivize subnet participants, and for staking. Staking TAO affects how emissions and incentives are allocated (including by influencing validator stake weight and related reward calculations and, under dTAO (defined below), by staking into a subnet’s on-chain pool to receive that subnet’s alpha token) and may affect governance participation. Staking TAO does not itself validate or finalize Subtensor transactions. TAO is, however, also used for governance (including voting power that may be exercised directly or via delegation) and may be used to create/register subnets under protocol rules.

As of March 26, 2026, TAO’s circulating supply was approximately 10.8 million tokens with a market capitalization of approximately $3.62 billion, according to publicly available sources. The lifecycle of TAO follows a supply schedule. Approximately one block is produced every ~12 seconds, with 1 TAO per block minted before the first halving (about 7,200 TAO/day), and 0.5 TAO per block minted after the first halving (about 3,600 TAO/day). The first halving occurred when total issuance reached 10.5 million TAO on December 15, 2025. TAO is not halved on a daily basis. Instead, the per-block emission rate decreases by 50% when predetermined issuance thresholds are reached. TAO has a hard cap of 21,000,000 tokens. Subtensor transaction fees are paid in TAO. Current public documentation indicates that transaction fees are deducted from total issuance rather than distributed as rewards. Accordingly, subnet miners and subnet validators generally do not receive TAO as transaction-fee awards for validating transactions, and instead earn rewards primarily through protocol emissions. In addition, per current documentation, certain staking-related transactions are described as subject to a percentage-based fee (for example, 0.05% of the TAO amount being staked or unstaked), in addition to any weight-based transaction fees (in this context “weight” is a measure of compute time).

Under the February 13, 2025 Dynamic TAO (dTAO) upgrade, newly issued TAO is first routed to subnets under protocol rules that, as of November 2025, allocate TAO across subnets based on net TAO inflows from staking activity rather than subnet token prices, and staking into a subnet exchanges TAO for that subnet’s alpha token. Subnet alpha tokens are subnet-specific tokens a participant receives when staking TAO into the subnet’s on-chain market pool, and the alpha token to subnet exchange rate is generally determined by the pool’s reserves. Exits convert alpha tokens back to TAO at the prevailing pool exchange rate at the time of conversion, so outcomes are price sensitive. According to current documentation, emissions for each subnet are generally distributed at the end of every approximately 360 blocks, or about 72 minutes, and the subnet’s participant distribution is generally allocated 41% to miners, 41% to validators and their stakers, and 18% to the subnet owner. The Bittensor blockchain does not impose protocol-enforced delays (unbonding periods) in accessing unstaked TAO. That said, custodians, validators, liquidity pools, or other service providers and operational setups may impose operational, contractual, or practical limits on withdrawal timing or liquidity.

The initial Bittensor mainnet “Kusanagi” launched in January 2021, was followed by the “Nakamoto” upgrade in November 2021, then a fork to the current “Finney” chain on March 20, 2023. Subnets went live on October 2, 2023. Governance has transitioned to a bicameral model in which a Triumvirate (employees of the Opentensor Foundation) authors proposals and a Senate (a group of delegates who have elected to participate in proposals) must approve the proposals prior to implementation. The Senate is comprised of the top delegate hotkeys by stake. In this specific context, a “hotkey” is the operational public key used by a participant to conduct on-chain actions (including by a validator), and a “delegate” is a hotkey that accepts delegated TAO from third parties for staking. “Top” refers to the delegate hotkeys with the highest total stake at a given time. Per current documentation, the Senate has 12 seats (although not all must be filled), and a delegate generally must reach at least 2% of total network stake amount through delegation or self-stake and elect to participate in the Senate. If all twelve Senate seats are filled, and a delegate wishes to join, the lowest stake member is replaced. Because Senate membership is stake-based, governance influence may be concentrated among large stakers and delegates.

Our Cryptocurrency Asset Strategy

In June 2025, we adopted a differentiated cryptocurrency treasury strategy focused on the pure play artificial intelligence (AI) crypto coin, TAO, the native cryptocurrency of Bittensor. Bittensor is a decentralized blockchain network for machine learning and AI. This was a shift from our prior approach of holding excess cash (as defined below) primarily in FDIC-insured interest-bearing accounts. We now seek to allocate substantial portions of our excess cash to purchasing TAO, with the goal of obtaining an increased yield on excess cash by staking TAO for revenue generation and capital appreciation, a strategy that underscores our mission to create significant value for shareholders.

To identify “excess cash,” we first evaluate our cash, cash equivalents, and short-term investments (collectively, “cash assets”). We then estimate the amount of cash assets required to fund approximately 1.5 to 2.0 years of projected operating and working capital needs. Cash assets in excess of this estimated liquidity requirement are considered “excess cash” for purposes of our TAO accumulation strategy. By allocating a substantial portion of our excess cash to TAO, we generally mean that we seek to allocate between 75 percent and 100 percent of this excess cash to the purchase of TAO. However, actual allocation levels may vary due to market conditions, the prevailing price of TAO, liquidity needs, and other factors considered by management.

To guide our cryptocurrency asset purchases, our Board adopted a long-only TAO accumulation strategy and has delegated authority to our Executive Chairman, in consultation with internal personnel and external advisors, to determine the timing, size, and method of TAO purchases with the objective of maximizing tokens per share. Under this authority, management reviews our cash assets, identifies any excess cash as described above, and determines whether to allocate such excess cash to the acquisition of TAO. In addition to using excess cash, our acquisition strategy may also involve issuing debt or equity securities or undertaking other capital raising transactions, subject to market conditions, with the objective of using the proceeds to purchase additional TAO.

We have not established a specific target amount of TAO that we seek to hold. Instead, we monitor market conditions, liquidity needs, and financing opportunities in determining whether to make additional TAO purchases in the future. We view our TAO holdings as long-term holdings and expect to continue accumulating TAO over time. As of September 10, 2025, approximately 88% of our treasury holdings were invested in TAO. We do not hedge our TAO exposure and have no diversification strategy into other crypto assets. Accordingly, our treasury strategy currently reflects long-only exposure to TAO. However, we are exploring the potential implementation of hedging strategies to manage risks associated with digital asset price volatility; we have not implemented any hedging strategies to date, and there can be no assurance that any such strategies will be implemented or, if implemented, effective.

Although a liquid market for TAO exists, we have not monetized (i.e., sold) any TAO to date. All TAO is staked as soon as trade settlement permits, and we currently stake TAO through two staking providers - tao5 and Yuma. We only engage in TAO staking. In the future, we may explore additional yield-enhancement strategies, including participation in Bittensor subnets. Any such activity would likely be undertaken with a third-party partner possessing substantial subnet expertise.

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

How We Earn Staking Rewards

As holders of TAO tokens we can stake any amount of the liquidity we hold to a validator. Also known as “delegation”, staking supports validators, because their total stake in the subnet, including stake delegated to them by others, determines their consensus power and their share of emissions. After the validator extracts their take, the remaining emissions are credited back to us in proportion to our stake with that validator. We stake TAO tokens through arrangements facilitated and managed by the Custodian and its selected validators, tao5 and Yuma (together, the “Validators”). For a further discussion of the risks related to staking, see “Risk Factors—Risks Related to Staking” elsewhere in this Annual Report on Form 10-K.

Use of Custodians and Storage of TAO Tokens

In June 2025, we entered into a Custodial Services Agreement (“CSA”) with BitGo Bank and Trust, N.A. (formerly known as Bitgo Trust Company, Inc. (the “Custodian”), which is a national trust bank chartered and regulated by the Office of the Comptroller of the Currency and licensed to act as a custodian, for a six-month initial term with automatic six-month renewals unless terminated. Termination may occur for convenience with 60 days’ prior written notice or for breach with 30 days’ notice. Assets held under the agreement are generally maintained in segregated custodial accounts, separate from the Custodian’s own assets and other clients’ assets per the CSA. The Custodian provides quarterly electronic account statements and, upon request, will confirm asset holdings. To value TAO held in our account, the Custodian electronically obtains USD equivalent prices from digital asset market data with amounts rounded up to the seventh decimal place to the right. Insurance coverage maintained by the Custodian is described further below. Access to the Company’s custodial account holding TAO is generally limited to persons designated by us through the Custodian’s user interface. The Prime Broker (defined below) is permitted limited access to the Company’s custodial account solely to facilitate the execution of trades of TAO.

In June 2025, we also entered into a Master Purchase Agreement (“MPA”) with BitGo Prime LLC (the “Prime Broker”), which is a Delaware limited liability company, to facilitate digital asset trading through the Prime Broker’s proprietary electronic trading system. The agreement operates on a principal-to-principal basis, with each party acting for its own account and not as agent or fiduciary to the other party. All transactions are settled through, and custodied at, the Custodian under the CSA described herein. The Custodian maintains sole and exclusive custody of the Company’s TAO at all times, including during the pendency of trading activity by the Prime Broker. Notwithstanding the Company’s use of the Prime Broker to facilitate trading activities, the Prime Broker does not at any time take custody, possession, or control of the Company’s TAO assets. Pursuant to the MPA, upon confirmation of a trade, settlement occurs on a delivery-versus-payment basis, whereby the Prime Broker facilitates the simultaneous exchange of U.S. dollars from the Company’s custodial account maintained with the Custodian in consideration for the delivery of the corresponding TAO tokens to such account. This settlement mechanism is designed to mitigate counterparty risk by ensuring that the transfer of funds and digital assets occurs concurrently and that the Company’s TAO assets remain in the custody of the Custodian throughout the transaction lifecycle. Access to the Company’s trading account is generally restricted to users it designates. The Prime Broker uses the Custodian’s balance inquiry functionality to verify the existence of sufficient assets before executing trades. The MPA terminates automatically upon termination of the CSA, and the Prime Broker reserves the right to suspend or modify services at its discretion.

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

Consultant Engagements

On June 8, 2025, the Company entered into a consulting agreement (the “Altucher Consulting Agreement”) with James Altucher and Z-List Media, Inc., pursuant to which Mr. Altucher will assist the Company with, among other things, crypto portfolio management; investor relations; strategic planning; deal flow analysis and advice related to sector growth initiatives. The Altucher Consulting Agreement has a term of one- year.

In connection with the entry into the Altucher Consulting Agreement, the Company issued to Mr. Altucher warrants to purchase up to an aggregate of 1,200,000 shares of Common Stock, consisting of: (i) a warrant to purchase up to 400,000 shares of Common Stock at an exercise price of $4.00 per share (the “First Tranche Warrant”), (ii) a warrant to purchase up to 200,000 shares of Common Stock at an exercise price of $6.00 per share (the “Second Tranche Warrant”), (iii) a warrant to purchase up to 200,000 shares of Common Stock at an exercise price of $8.00 per share (the “Third Tranche Warrant”) and (iv) a warrant to purchase up to 400,000 shares of Common Stock at exercise price of $12.00 per share (the “Fourth Tranche Warrant” and together the First Tranche Warrant, the Second Tranche Warrant and the Third Tranche Warrant, the “Consultant Warrants”) with each warrant subject to exercisability, forfeiture and such other terms as set forth therein. The shares of Common Stock issuable upon exercise of the Consultant Warrants are referred to herein as the “Consultant Warrant Shares”.

Pursuant to the First Tranche Warrant: (i) 200,000 Consultant Warrant Shares are immediately exercisable upon issuance and (ii) the remaining 200,000 Consultant Warrant Shares will be exercisable upon the retention of a mutually agreeable treasury manager. Pursuant to the Second Tranche Warrant, the Consultant Warrant Shares will be exercisable on the 3-month anniversary of the date of issuance. Pursuant to the Third Tranche Warrant, the Consultant Warrant Shares will be exercisable on the 6-month anniversary of the date of issuance. Pursuant to the Fourth Tranche Warrant, the Consultant Warrant Shares will be exercisable on the one-year anniversary of the date of issuance. Each of the Consultant Warrants expire five years from the date of issuance.

On August 26, 2025, the Company issued a press release announcing the engagement of Joseph Jacks as an advisor to its digital asset treasury strategy led by James Altucher. In connection with the engagement of Joseph Jacks, the Company entered into a consulting agreement with a term of one year with Mr. Jacks, pursuant to which the Company issued warrants exercisable for 100,000 shares of common stock, at an exercise price of $8.40 per share that will expire five years from the date of issuance.

The foregoing descriptions of the Altucher Consulting Agreement, the Consultant Warrants and the Jacks Consulting Agreement do not purport to be complete and are qualified in their entirety by reference to the full texts of the Altucher Consulting Agreement, Form of Consultant Warrant and Jacks Consulting Agreement, copies of which are filed as Exhibit 10.37, 4.25 and 10.38 to this Annual Report.

Results of Phase 2 Clinical Trial

On May 1, 2017, Neurotrope reported certain relevant top-line results from our Phase 2 exploratory clinical trial based on a preliminary analysis of a limited portion of the complete data set generated. A comprehensive analysis of the data from the Phase 2 exploratory trial evaluating Bryostatin-1 as a treatment of cognitive deficits in moderate to severe AD were published in the Journal of Alzheimer’s Disease, vol. 67, no. 2, pp. 555-570, 2019. A total of 147 patients were enrolled into the study; 135 patients in the mITT population (as defined below) and 113 in the Completer population (as defined below). The study evaluated two Bryostatin-1 dose levels versus placebo over 12 weeks.

The pre-specified primary endpoint, the SIB, compared each dose of Bryostatin-1 with placebo at week 13 in two sets of patients: (1) the modified intent-to-treat (“mITT”) population, consisting of all patients who received study drug and had at least one efficacy/safety evaluation, and (2) the “Completer” population, consisting of those patients within the mITT population who completed the 13-week dosing protocol and cognitive assessments.

These announced top-line results indicated that the 20 µg dose, met the pre-specified primary endpoint in the Completer population, but not in the mITT population. Among the patients who completed the protocol (n = 113), the patients on the 20 µg dose at 13 weeks showed a mean increase on the SIB of 1.5 versus a decrease in the placebo group of -1.1 (net improvement of 2.6, p < 0.07), whereas, in the mITT population, the 20 µg group had a mean increase on the SIB of 1.2 versus a decrease in the placebo group of -0.8 (net improvement of 2.0, p < 0.134). Early time-point improvements were also observed

The Alzheimer Disease Cooperative Study Activities of Daily Living Inventory Severe Impairment version (the “ADCS-ADL-SIV”) was another pre-specified secondary endpoint. The p values for the comparisons between 20 µg and placebo for the ADCS-ADL endpoint at 13 weeks were 0.082 for the Completers and 0.104 for the mITT population. These analyses suggested functional signals consistent with the cognitive findings.

Together, these initial results provided signals that Bryostatin-1, at the 20 µg dose, caused sustained improvement in cognition in patients with moderate to severe AD.

The safety profile of Bryostatin-1 20 µg was generally similar to the placebo group, except for a higher incidence of diarrhea and infusion reactions (11% versus 2% for diarrhea and 17% versus 6% for infusion reactions).

Following presentation of the top line results in July 2017 at the Alzheimer’s Association International Conference in London, a comprehensive analysis of a complete set of the Phase 2 trial data was conducted.

On January 5, 2018, Neurotrope announced that a pre-specified exploratory analysis of the comprehensive data set from our recent Phase 2 trial in patients with advanced AD found evidence of sustained improvement in cognition in patients receiving the 20 µg Bryostatin-1 regimen. Patients not receiving memantine at baseline demonstrated stronger treatment signals.

Comprehensive follow-on analyses found that patients in the 20 µg treatment arm showed a sustained improvement at an exploratory endpoint week 15 (30 days after last dose at week 11). This follow-on analysis evaluated SIB scores and demonstrated persistent cognitive benefit. The secondary analysis found that non-memantine patients showed greater improvement.

Confirmatory Phase 2 Clinical Trial

On May 4, 2018, Neurotrope announced a confirmatory, 100 patient, double-blinded clinical trial for the safe, effective 20 µg dose protocol for advanced AD patients not taking memantine as background therapy to evaluate improvements in SIB scores with an increased number of patients. Neurotrope engaged Worldwide Clinical Trials, Inc. (“WCT”) to collaborate on the design and conduct of the trial, which began in April 2018. Pursuant to a Services Agreement with WCT dated as of May 4, 2018, WCT provided services relating to the trial. The trial was substantially completed as of December 31, 2019. We incurred approximately $7.6 million in total expenses primarily related to WCT and associated clinical operations vendors.

On September 9, 2019, Neurotrope issued a press release announcing that the confirmatory Phase 2 study of Bryostatin-1 in moderate to severe AD did not achieve statistical significance on the primary endpoint, which was change from baseline to week 13 in the SIB total score.

An average increase in SIB total score of 1.3 points and 2.1 points was observed for the Bryostatin-1 and placebo groups, respectively, at week 13. No statistically significant difference was observed between the Bryostatin -1 and placebo treatment groups.

The confirmatory Phase 2 multicenter trial was designed to assess the safety and efficacy of Bryostatin-1 as a treatment for cognitive deficits in patients with moderate to severe AD - defined as a MMSE-2 score of 4-15 - who are not currently taking memantine. Patients were randomized 1:1 to be treated receiving either Bryostatin-1 20µg or placebo across doses over 12 weeks. Patients on memantine were excluded unless they had been discontinued from memantine treatment for a 30-day washout period prior to study enrollment. The primary efficacy endpoint was the change in the SIB score between the baseline and week 13.

On January 22, 2020, Neurotrope announced the completion of an additional analysis, which examined moderately severe to severe AD patients treated with Bryostatin-1 without memantine. A post-hoc paired-data analysis was conducted to adjust for baseline imbalance in the moderate stratum (MMSE-2 10–15). A total of 65 patients had both baseline and week 13 values (32 Bryostatin-1; 33 placebo). Both treatment and placebo groups showed improvement from baseline, consistent with placebo effects observed in the overall study. Although there was a signal of Bryostatin-1’s benefit for the moderately severe stratum, the difference between the Bryostatin-1 and placebo treatment groups was not statistically significant (p=0.2727). Further trend‑analysis exploration suggested dose‑related improvement but did not change the overall conclusion of no statistically significant treatment effect.

Extended Confirmatory Phase 2 Clinical Trial

In connection with the additional analysis regarding the confirmatory Phase 2 clinical trial mentioned above, Synaptogenix also announced a $2.7 million award from the National Institutes of Health to support an additional Phase 2 clinical study focused on the moderate stratum for which we saw improvement in the 203 study.

On July 23, 2020, Synaptogenix executed a Services Agreement with WCT which covered services for Synaptogenix’s extended confirmatory Phase 2 Study. Pursuant to the terms of the Services Agreement, WCT provided services to enroll approximately 100 Phase 2 Study subjects. Synaptogenix initiated the first Phase 2 Study site during the third quarter of 2020 and enrollment was completed in March, 2022. During January and February, 2022, the Company executed a change order with WCT and another vendor to accelerate trial subject recruitment totaling approximately $2.4 million. The updated total estimated budget for the current trial services, including pass-through costs, was approximately $11.0 million. As noted below, Neurotrope was granted a $2.7 million NIH award resulting in an estimated net budgeted cost of the Phase 2 Study to Neurotrope of $9.3 million.

On December 16, 2022, the Company issued a press release announcing that an extended confirmatory Phase 2 study of Bryostatin-1 in moderate to severe AD (Study #204) did not achieve statistical significance on the primary endpoint, which was change from baseline to week 13 in the SIB total score obtained after completion of the second seven-dose course of treatment (week 28 of trial). An average increase in the SIB total score of 1.4 points and 0.6 points was observed for the Bryostatin-1 and placebo groups, respectively, at week 28. On March 7, 2023, the Company announced the results of its analysis of secondary endpoints and post hoc analysis from our Phase 2 study of Bryostatin-1. In the secondary endpoint analysis, changes from baseline at Weeks 9, 20, 24, 30, and 42 in the SIB (Severe Impairment Battery) total score were not statistically significant in the total patient population, and no pre-specified secondary endpoints were met with statistical significance in the low-to-moderately severe AD patient stratum. However, nearly all pre-specified secondary endpoints in the most advanced and severe AD (MMSE: 10-14) patient population, with baseline MMSE-2 (Mini-Mental State Examination, 2nd Edition) scores of 10-14, were achieved with statistical significance (p = <0.05, 2-tailed). Data also showed statistical significance in exploratory secondary endpoints for the MMSE-2 10-14 stratum, and post hoc analysis was positive. The Company is continuing to evaluate the data and determine next steps with the development of Bryostatin-1 for AD as well as for other potential indications.

Other Development Projects

To the extent resources permit, we may pursue development of selected technology platforms with indications related to the treatment of various disorders, including neurodegenerative disorders such as AD, based on our currently licensed technology and/or technologies available from third party licensors or collaborators.

Nemours Agreement

On September 5, 2018, we announced a collaboration with Nemours A.I. DuPont Hospital (“Nemours”), a premier U.S. children’s hospital, to initiate a clinical trial in children with Fragile X syndrome, a genetic disorder. In addition to the primary objective of safety and tolerability, measurements will be made of working memory, language and other functional aspects such as anxiety, repetitive behavior, executive functioning, and social behavior. On August 5, 2021, the Company announced its memorandum of understanding with Nemours to initiate a clinical trial using Bryostatin-1, under Orphan Drug Status, to treat Fragile X. The Company intends to provide the Bryostatin-1 and obtain the IND, and Nemours intends to provide the clinical site and attendant support for the trial. The Company and Nemours, jointly, will develop the trial protocol. The Company estimates its total trial and IND cost to be approximately $2.0 million. As of December 31, 2025, the Company has incurred cumulative expenses associated with this agreement of approximately $100,000.

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

Cleveland Clinic

On February 23, 2022, the Company announced its collaboration with the Cleveland Clinic to pursue possible treatments for Multiple Sclerosis (“MS”), and on July 19, 2023, the Company announced that it had entered into an agreement with the Cleveland Clinic to conduct a Phase 1 trial of Bryostatin-1 in MS. Pursuant to the agreement, the Cleveland Clinic was obligated to manage the clinical trial’s implementation, including the IND submission to the FDA which was filed during the fourth quarter of 2023 and future patient enrollment upon approval of the IND submission. The total estimated costs associated with this collaboration are approximately $2.0 million. As of December 31, 2025, the Company has paid or incurred costs with the Cleveland Clinic of approximately $528,000.

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

Furthermore, several comprehensive studies of autopsy brain samples from AD vs. control patients have demonstrated that the loss of the synapses is an early event in AD and usually precedes the loss of neurons. (Terry et al., 1991; Scheffe et al., 2006). These studies demonstrated that the rate of cognitive decline closely correlates with the loss of synapses, while that rate does not closely correlate with the number of amyloid plaques or neurofibrillary tangles (hyperphosphorylated tau). Based on these findings, the Company’s therapeutic strategy focuses on restoration of the synapses (or “synaptogenesis”) and the prevention of neuronal death. Bryostatin has been shown in extensive pre-clinical testing to accomplish both synaptic restoration and prevention of neuronal death.

In animal studies, the scientific team led by our former President and Chief Scientific Officer, Dr. Alkon, at CRE, found that PKC ε activation in neurons targets the loss of synapses and prevents the loss of neurons in the brains of animals with AD, and can delay or temporarily arrest other elements of the disease, e.g., by preventing: the reduction of synaptic growth factors, such as BDNF; the elevation of the toxic Aβ peptide; the appearance of plaques and tangles, and / or reversing the loss of cognitive function. In pre-clinical testing, Dr. Alkon and his teams directly demonstrated that bryostatin prevents the death of neurons (anti-apoptosis) and induces synaptogenesis by mobilizing synaptic growth factors such as BDNF, NGF, and IGF. At the same time, bryostatin appeared to prevent the formation of A Beta oligomers, prevent the deposition of amyloid plaques (extra-neuronal), prevent the formation of neurofibrillary tangles (intra-neuronal), and may restore cognitive function.

AD and the Potential Market for our Products

The Epidemic of AD

According to the Alzheimer’s Association, it has been estimated that over 50 million people worldwide had AD, or other forms of dementia, in 2025. The prevalence of AD is independent of race, ethnicity, geography, lifestyle and, to a large extent, genetics. The most common cause of developing AD is living a long life. In developing countries where the median age of death is less than 65 years old, AD is rarely recognized or diagnosed. In the United States in 2025, 6.9 million people are estimated to have AD, and over 73% of these people are older than 75 years of age.

Our approach, which involves the activation of the enzyme PKC ε, represents a novel mechanism in the armamentarium of potential AD drug therapies.

Potential Market for Our Products

According to the Alzheimer’s Association, all of the products introduced to date for the treatment of AD have yielded negative or marginal results with no long-term effect on the progression of AD and no improvement in the memory or cognitive performance of the patients receiving these therapies. With over 30 million people worldwide estimated to have had AD in 2025, there is significant commercial potential for a new therapeutic that is effective in delaying the progression of the disease.

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

Our Proposed Products

Challenges in Treating AD

One of the challenges in treating AD is that its symptoms manifest only years after the disease process can be definitely diagnosed. Treatment strategies attempting to intervene once symptoms become more apparent are focused on stimulating the neurotransmitter activity of still healthy neurons, or removing the amyloid plaque deposited in the brain. Many drug development efforts to date that have targeted the removal of beta-amyloid or tau protein as their therapeutic mechanism of action have failed, and drugs approved for stimulating neurotransmitter activity offer short-lived, palliative results for AD patients. As such, these strategies have yielded negative or marginal results with no effect on the progression of AD and no improvement in memory or cognitive performance for treated patients.

Dying neurons and synapses have, to date, not been therapeutic targets for restoration, and many in the AD field currently believe that stemming the progression of the disease may only be possible with very early-stage intervention. The FDA has encouraged earlier-stage interventional treatments by recommending modified functional and cognitive clinical endpoints for early AD studies (“Drug Development of Early AD” published in The New England Journal of Medicine (NEJM.org: The New England Journal of Medicine, March 15, 2013, page 1: Drug Development of Early AD, N. Kozauer, M.D., and Russell Katz, M.D.)

In contrast, we believe that our data from various preclinical animal models and compassionate use trials support that activation of PKC ε – BDNF pathway in central nervous system neurons may improve neuronal vitality and function in areas of the brain damaged by AD, potentially resulting in the improvement of memory and cognition.

In recent years, two therapeutic trials with monoclonal antibodies (aduhelm and lecanemab) have provided evidence of some slowing of the rate of decline for patients with mid cognitive impairment (MCI) and possibly very early AD. This slowing of the rate of decline (24 – 27%) occurred after 18 months of treatment with i.v. infusions with the antibodies.

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

PKCε Activation Stimulates the Formation of New Synaptic Connections

The new synaptic connections formed from the damaged neurons revitalized by PKC ε in rats can be demonstrated in various behavioral models used to measure memory functions.

Treatment with Bryostatin-1, for 12 weeks in genetically modified rodents pre-disposed to develop an AD-type of pathology showed that Bryostatin-1 promoted the growth of new synapses and preserved the existing synapses. In addition, this drug reversed the decrease of PKC ε and the reciprocal increase of soluble amyloid. (Journal of Neuroscience 2011, 31 (2), 630, D. Alkon et al.)

In cell tissue cultures, there is a difference in morphology between neurons damaged by the application of ASPD (soluble oligomers of Aβ) and synapses rejuvenated by the application of Bryostatin-1. Treatment with Bryostatin-1, through PKC ε activation, stimulates the revitalization of neurons and the formation of new synaptic connections.

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

Testing PKC ε Activation in Humans

The basic drug mechanism invoking PKC ε activation for neuronal rejuvenation and synaptic regeneration has never been evaluated in humans for any drug class or therapeutic application. We believe that the pre- clinical and clinical research as described above is an ideal platform for testing this approach in human subjects.

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

These molecules activate PKC ε by binding to two distinct active sites on the enzyme. The natural ligands that bind to these sites are diacylglycerol and phosphatidylserine. Bryostatin-1 acts as a mimetic (mimic) for diacylglycerol by binding to the diacylglycerol site and, similarly, the PUFA analogs act as mimetics for phosphatidylserine by binding to the phosphatidylserine site.

Collaborative Agreements

Stanford License Agreements

On May 12, 2014, the Company entered into a license agreement (the “Stanford Agreement”) with The Board of Trustees of The Leland Stanford Junior University (“Stanford”), pursuant to which Stanford has granted to the Company a revenue-bearing, world-wide right and exclusive license, with the right to grant sublicenses (on certain conditions), under certain patent rights and related technology for the use of bryostatin structural derivatives, known as “bryologs,” for use in the treatment of central nervous system disorders, lysosomal storage diseases, stroke, cardio protection and traumatic brain injury, for the life of the licensed patents. The Company is required to use commercially reasonable efforts to develop, manufacture and sell products (“Licensed Products”) in the Licensed Field of Use (as defined in the Stanford Agreement) during the term of the licensing agreement which expires upon the termination of the last valid claim of any licensed patent under this agreement. The Company is obligated to pay $10,000 annually as a license maintenance fee. In addition, the Company must meet specific product development milestones, and upon meeting such milestones, make specific milestone payments to Stanford. The Company must also pay Stanford royalties of 3% of net sales, if any, of Licensed Products (as defined in the Stanford Agreement) and milestone payments of up to $3.7 million dependent upon stage of product development. As of December 31, 2025, no royalties nor milestone payments have been required.

On January 19, 2017, the Company entered into a second license agreement with Stanford, pursuant to which Stanford has granted to the Company a revenue-bearing, world-wide right and exclusive license, with the right to grant sublicenses (on certain conditions), under certain patent rights and related technology for the use of “Bryostatin Compounds and Methods of Preparing the Same,” or synthesized bryostatin, for use in the treatment of neurological diseases, cognitive dysfunction and psychiatric disorders, for the life of the licensed patents. The Company paid Stanford $70,000 upon executing the license and is obligated to pay an additional $10,000 annually as a license maintenance fee. In addition, based upon certain milestones that include product development and commercialization, the Company will be obligated to pay up to an additional $2.1 million and between 1.5% and 4.5% royalty payments on certain revenues generated by the Company relating to the licensed technology. On November 9, 2021, the Company revised the existing licensing agreement with Stanford. The revisions extended all the required future product development and commercialization milestones. The Company is currently in full compliance with the revised agreement and is moving forward on its commitments. As of December 31, 2025, no royalties nor milestone payments have been earned or made.

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

Mt. Sinai License Agreement

On July 14, 2014, we entered into an Exclusive License Agreement (the “Mount Sinai Agreement”) with the Icahn School of Medicine at Mount Sinai (“Mount Sinai”). Pursuant to the Mount Sinai Agreement, Mount Sinai granted us (a) a revenue-bearing, world-wide right and exclusive license, with the right to grant sublicenses (on certain conditions), under Mount Sinai’s interest in certain joint patents held by the Company and Mount Sinai (the “Joint Patents”) as well as in certain results and data (the “Data Package”) and (b) a non-exclusive license, with the right to grant sublicenses on certain conditions, to certain technical information, both relating to the diagnostic, prophylactic or therapeutic use for treating diseases or disorders in humans relying on activation of Protein Kinase C Epsilon (“PKC ε”), which includes Niemann-Pick Disease (the “Mount Sinai Field of Use”). The Mount Sinai Agreement allowed us to research, discover, develop, make, have made, use, have used, import, lease, sell, have sold and offer certain products, processes or methods that are covered by valid claims of Mount Sinai’s interest in the Joint Patents or an Orphan Drug Designation Application covering the Data Package (“Mount Sinai Licensed Products”) in the Mount Sinai Field of Use (as such terms are defined in the Mount Sinai Agreement).

The Company was required to pay Mt. Sinai milestone payments of $2.0 million upon approval of a new drug application (“NDA”) in the United States and an additional $1.5 million for an NDA approval in the European Union or Japan. In addition, the Company was required to pay Mt. Sinai royalties on net sales of licensed product of 2.0% for up to $250 million of net sales and 3.0% of net sales over $250 million. Since inception, the Company has paid Mt. Sinai approximately $210,000 consisting of licensing fees of $135,000 plus development costs and patent fees of approximately $75,000. As of December 31, 2025, no royalties nor milestone payments have been required.

On February 24, 2026, the Company terminated the Mount Sinai Agreement, effective 60 days from date of termination. The termination does not relieve the parties from obligations under the Mount Sinai Agreement that accrued prior to the termination and certain other provisions expressly indicated to survive the termination.

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

Additional Intellectual Property

In addition, we have filed, and own, multiple patent families directed to methods of treatment and formulations with PKC activators, including bryostatin. We are, or will be, seeking patent protection for these inventions in numerous countries and regions including, among others, The United States, Europe, Canada, China and Japan.

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

Individual patents extend for varying periods depending on the date of filing of the patent application or the date of patent issuance and the legal term of patents in the countries in which they are obtained. Generally, utility patents issued for applications filed in the United States are granted a term of 20 years from the earliest effective U.S. filing date of a non-provisional patent application. In addition, in certain instances, a patent term can be extended to recapture a portion of the U.S. Patent and Trademark Office (“USPTO”), delay in issuing the patent as well as a portion of the term effectively lost as a result of the FDA regulatory review period. However, as to the FDA component, the restoration period cannot be longer than five years and the total patent term including the restoration period must not exceed 14 years following FDA approval. The duration of foreign patents varies in accordance with provisions of applicable local law, but typically is also 20 years from the earliest effective filing date. The actual protection afforded by a patent may vary on a product by product basis, by country and can depend upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory-related extensions, and the availability of legal remedies in a particular country and the validity and enforceability of the patent.

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

Under applicable laws and FDA regulations, FDA performs an administrative review on each submitted NDA within 45 to 60 days following submission. If deemed complete at the end of this preliminary review, the FDA will “file” the NDA, thereby triggering substantive review of the application. The FDA can refuse to file any NDA that it deems incomplete or not properly reviewable. In this event, the NDA must be resubmitted with the additional information requested by the agency, and the resubmitted application is also subject to preliminary review prior to filing. The FDA has established internal substantive review goals of six months from the filing date for priority NDAs (for drugs addressing serious or life-threatening conditions for which there is an unmet medical need) and 10 months from the filing date for regular NDAs. The FDA, however, is not legally required to complete its review within these periods, and the review process is often significantly extended by FDA requests for additional information or clarification and a sponsor’s process to respond to such inquiries.

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

The FDA’s Decision on an NDA

Based on the FDA’s evaluation of an NDA and accompanying information, including the results of the inspection of the manufacturing facilities, the FDA may issue an approval letter or a complete response letter. A complete response letter generally outlines the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. If and when those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of an NDA, the FDA will issue an approval letter. The FDA has committed to reviewing such resubmissions in two or six months depending on the type of information included. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. In September 2025, the FDA began publishing complete response letters soon after issuing them to the respective sponsors, breaking with long standing agency tradition of publishing complete response letters with approval documentation after the product is approved.

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

In addition, the distribution of prescription pharmaceutical products is subject to the Prescription Drug Marketing Act, or PDMA, which regulates the distribution of drugs and drug samples at the federal level, and sets minimum standards for the registration and regulation of drug distributors by the states. Both the PDMA and state laws limit the distribution of prescription pharmaceutical product samples and impose requirements to ensure accountability in distribution. In addition, the Drug Supply Chain Security Act, or DSCA, regulates the distribution and tracing of prescription drugs and prescription drug samples at the federal level, and set minimum standards for the regulation of drug distributors by the states. The DSCSA mandates resource-intensive obligations for pharmaceutical manufacturers, wholesale distributors, and dispensers. From time to time, new legislation and regulations may be implemented that could significantly change the statutory provisions governing the approval, manufacturing and marketing of products regulated by the

FDA. It is impossible to predict whether further legislative or regulatory changes will be enacted, or FDA regulations, guidance or interpretations changed or what the impact of such changes, if any, may be.

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

Rest of World Government Regulation

For countries outside of the United States, the requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country. In all cases, again, the clinical trials are conducted in accordance with GCP and the other applicable regulatory requirements.

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

Healthcare Reform

In the United States and some foreign jurisdictions, there have been, and continue to be, several legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of product and therapeutic candidates, restrict or regulate post-approval activities, and affect the ability to profitably sell product and therapeutic candidates that obtain marketing approval. The FDA’s and other regulatory authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product and therapeutic candidates. In addition, future legislative and regulatory proposals or Executive Branch actions may materially impact the ability of the FDA and other regulatory agencies to operate as they have historically operated. We cannot be sure whether additional legislative changes will be enacted or executive orders imposed, or whether any of the FDA’s regulations, guidances or interpretations will be changed, or what the impact of such changes on the agency and its scientific review staff, if any, may be. For example, negotiations on the next FDA user fee reauthorization package began in mid-2025, and the resulting agreement is expected to be sent to Congress in early 2027 for purposes of initiating the legislative process. Reauthorization of the prescription drug user fee program must be finalized by Congress by the end of September 2027 in order to avoid a disruption in FDA’s review goals for NDAs and other activities supported by user fees assessed against industry. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we otherwise may have obtained and we may not achieve or sustain profitability, which would adversely affect our business, prospects, financial condition and results of operations.

A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and other third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medical products and services, implementing reductions in Medicare and other healthcare funding and applying new payment methodologies. In recent years, the U.S. Congress has considered reductions in Medicare reimbursement levels for medicines and biologics administered by physicians. The U.S. Centers for Medicare and Medicaid Services, or CMS, the agency that administers the Medicare and Medicaid programs, also has authority to revise reimbursement rates and to implement coverage restrictions for most drugs and biologics. Cost reduction initiatives and changes in coverage implemented through legislation or regulation could decrease utilization of and reimbursement for any approved products we may market in the future. While Medicare regulations apply only to pharmaceutical benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own reimbursement rates. Therefore, any reduction in reimbursement that results from federal legislation or regulation may result in a similar reduction in payments from private payors.

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

In addition, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. Notably, the CREATES Act, which became law on December 20, 2019 was enacted to address the concern articulated by both the FDA and industry stakeholders that some brand manufacturers had improperly restricted the distribution of their products, including by invoking the existence of a REMS for certain products, to deny generic and biosimilar product developers access to samples of brand products. Because generic and biosimilar product developers need such samples to conduct certain comparative testing required by the FDA, some attributed the inability to timely obtain samples as a cause of delay in the entry of generic and biosimilar products. To remedy this concern, the CREATES Act established a private cause of action that permits a generic or biosimilar product developer to sue the brand manufacturer to compel it to furnish the necessary samples on “commercially reasonable, market-based terms.” Although lawsuits have been filed under the CREATES Act since its enactment, those lawsuits have settled privately; therefore, to date no federal court has reviewed or opined on the statutory language and there continues to be uncertainty regarding the scope and application of the law.

In August 2022, the Inflation Reduction Act of 2022, or the IRA, was signed into law. Among other things, the IRA has multiple provisions that may impact the prices of drug products that are both sold into the Medicare program and throughout the United States. For example, a manufacturer of a drug or biological product covered by Medicare Parts B or D must pay a rebate to the federal government if the drug product’s price increases faster than the rate of inflation. This calculation is made on a product-by-product basis and the amount of the rebate owed to the federal government is directly dependent on the volume of a drug product that is paid for by Medicare Parts B or D. Additionally, CMS will negotiate drug prices annually for a select number of single-source Part D drugs. CMS will also negotiate drug prices for a select number of Part B drugs starting for payment year 2028. If a drug product is selected by CMS for negotiation, it is expected that the revenue generated from such drug will decrease. CMS has begun to implement these new authorities announcing the first round of negotiated prices for the first 10 drug products in August 2024, which will become appliable for payment year 2026. The second round of negotiated prices for 15 drug products was announced in November 2025. However, the IRA’s impact on the pharmaceutical industry in the United States remains uncertain, in part because multiple large pharmaceutical companies and other stakeholders (e.g., the U.S. Chamber of Commerce) have initiated federal lawsuits against CMS arguing the program is unconstitutional for a variety of reasons, among other complaints. Those lawsuits are currently ongoing.

Separately, the Trump Administration announced the creation of a government website called TrumpRx, which will allow consumers to purchase certain drugs at reduced prices as negotiated between the drug manufacturers and the administration. As of December 2025, the Trump Administration secured deals with five major drug manufacturers to offer certain drugs at most-favored-nation prices.

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

Employees and Human Capital Resources

As of the date of this Annual Report on Form 10-K, we have four full-time personnel, including three executive officers and one employee who is primarily engaged in administrative activities. We also have one part-time research and development and regulatory consultant. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We believe that relations with our employees and consultants are good.

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

Facilities

Our corporate headquarters and facilities are located in New York, New York. We currently lease a total of approximately 300 square feet of building space in New York dedicated to company administration. The lease on our existing New York expires on June 30, 2026, and has rent and other related expenses of approximately $6,300 per month.

Legal Proceedings

There are no legal proceedings against the Company and the Company is unaware of any such proceedings contemplated against it.

Corporate Information

We were incorporated in the State of Delaware on October 31, 2012 as “Neurotrope Bioscience, Inc.,” and on August 23, 2013 we were acquired by Neurotrope, Inc. (“Neurotrope”) as a wholly owned subsidiary. On December 7, 2020, Neurotrope completed the complete legal and structural separation of Synaptogenix, Inc. from Neurotrope (the “Spin-Off”). On June 25, 2025, we filed a Certificate of Amendment to its Amended and Restated Articles of Incorporation with the Secretary of State for the State of Delaware, effective June 26, 2025, to change the name of the Company from “Synaptogenix, Inc.” to “TAO Synergies Inc.”

Our principal executive offices are located at 1185 Avenue of the Americas, 3rd Floor, New York, New York, and our telephone number is (973) 242-0005. Our website is located at www. taosynergies.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) will be made available free of charge on our website as soon as reasonably practicable after we electronically file these materials with, or furnish it to, the SEC on their website located at www.sec.gov. The contents of our website are not incorporated into this Annual Report on Form 10-K, and our reference to the URL for our website is intended to be an inactive textual reference only. The information contained on, or that can be accessed through, our website is not a part of this Annual Report on Form 10-K.

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

Risks Related to Our Digital Asset Strategy and Holdings

Our adoption of a digital asset treasury strategy centered on TAO and participation in the Bittensor network may not be successfully implemented and exposes us to significant operational, market, cybersecurity, and regulatory risks.

In June 2025, we adopted a differentiated digital asset treasury strategy that concentrates our excess liquidity in TAO, the native token of the Bittensor network, and contemplates staking and other on‑chain activities designed to earn yield and potentially increase our TAO exposure over time. This strategic shift departs from traditional cash management and requires new and evolving operational, technical, accounting, compliance, and risk‑management capabilities. There is no assurance that we will be able to execute, scale, or profitably maintain this strategy as currently contemplated, within the anticipated timeframes, or at all. Any shortfall or delay in building and maintaining the necessary infrastructure, internal controls, vendor oversight, and personnel expertise could materially adversely affect our business, results of operations, and financial condition.

Our TAO‑focused activities depend on the design, security, and performance of the Bittensor network, a decentralized AI blockchain with a novel incentive and consensus design often described as Proof of Intelligence, implemented across a Subtensor base chain and AI subnets. The Bittensor protocol, its software clients, validator and miner incentive mechanisms including Yuma consensus and subnet‑level scoring, and its governance model continue to evolve and may contain defects, vulnerabilities, or design tradeoffs that create operational disruptions, unexpected economic outcomes, or security incidents. We do not control or have any ability to meaningfully influence the development, governance, or security of the Bittensor network. Changes to protocol rules, software releases, forks, governance processes, or emergency measures, whether to address bugs, exploits, or performance, can occur on short notice, may be contentious, and could impair staking operations, reduce rewards, or adversely affect the TAO market. Past network security events and rapid protocol changes illustrate these risks and the potential for downtime, loss of confidence, or adverse impacts on TAO’s value.

To participate in staking and similar on‑chain activities, we rely on specialized infrastructure and third‑party service providers, including custodians and validators, for critical functions such as key management, staking delegation, software upgrades, and node uptime. Errors, malfunctions, outages, performance degradation, or cybersecurity incidents at any of these providers, or within our own systems, could result in the permanent loss, slashing, or inaccessibility of staked or unstaked TAO, missed rewards, or the inability to transact or rebalance our treasury in a timely manner. Because Bittensor’s AI workloads and validations depend in part on off‑chain infrastructure, failures or manipulation in those off‑chain processes can also negatively affect on‑chain incentives and our staking outcomes. We may be required to incur unanticipated costs to adapt to protocol updates, add redundancy, or transition providers, which may not be successful.

The regulatory environment applicable to public companies pursuing cryptocurrency treasury strategies, and to crypto asset markets, staking, and decentralized AI networks in particular, remains uncertain and continues to evolve. We are subject to ongoing scrutiny by regulators and listing authorities, and future interpretations or rulemakings by the SEC, Nasdaq, or other domestic or foreign regulators could impose registration, disclosure, custody, broker‑dealer, exchange, investment company, commodity, sanctions, AML and KYC, tax, or other requirements that are costly to implement, restrict our activities, or require changes to our strategy. Future classification of TAO or staking rewards as securities, commodities, or other regulated instruments could impose significant compliance obligations, increase costs, or limit our ability to continue our current activities. Any adverse regulatory developments, examination findings, enforcement actions, accounting guidance, or changes in tax treatment applicable to TAO, staking rewards, or our treasury practices could materially adversely affect our operations, financial condition, and the market for our securities.

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

Moreover, a significant percentage of the TAO tokens in circulation is concentrated among a relatively small number of holders, including network validators, early participants, and large-scale staking entities. This concentration increases the risk that a small number of parties could exert outsized influence over governance decisions, validator selection, network upgrades, and the market for TAO. If large holders were to coordinate, they could act in ways that disadvantage us or smaller participants, including by influencing the direction of protocol development, restricting access to certain subnets, or taking positions that destabilize the market price of TAO. Concentrated ownership also heightens the risk of large, sudden dispositions of TAO, which could adversely affect liquidity and price stability. Any of these developments could impair our ability to rely on the Bittensor network, reduce the value of its holdings, or otherwise adversely affect its business, financial condition, and results of operations.

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

Bittensor, a decentralized AI blockchain network using a “Proof-of-Intelligence” consensus model tied to subnet output evaluation and performance for purposes of allocating token emissions and incentives (distinct from Subtensor’s separate mechanism for ordering transactions and finalizing blocks), faces significant technical, operational, scalability, governance, and regulatory risks, including dependence on third-party off-chain infrastructure, potential vulnerabilities in AI validation processes, limited scalability, decentralized governance inefficiencies, and regulatory uncertainties, all of which could adversely impact the value and adoption of its native TAO token.

TAO functions on the Bittensor network, which operates as a decentralized AI network built on a custom blockchain utilizing the Substrate framework and employs a novel consensus mechanism commonly referred to as “Proof-of-Intelligence,” whereby subnet output evaluation (and the resulting token emission and incentive allocations) are tied to performance within specialized subnets. this Proof-of-Intelligence consensus mechanism is distinct from Subtensor’s separate mechanism for transaction ordering and block finality. The complex architecture of this system introduces significant technical and operational risks. Given the sophisticated blockchain infrastructure and Bittensor’s specialized AI-focused subnets, there exists a heightened potential for software errors, system vulnerabilities, and unforeseen operational disruptions. Such events could result in extended network downtime, diminished user confidence, or even irreversible losses of digital assets.

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

The decentralized governance structure of Bittensor, managed through consensus among TAO token holders, also introduces additional risks related to decision-making delays, political friction, and governance inefficiencies. Regulatory ambiguity and increased scrutiny surrounding decentralized AI systems and crypto tokens further compound these governance challenges. Adverse regulatory actions, unclear legal interpretations, or new compliance obligations could impose substantial additional costs or operational restrictions or potentially force cessation of certain business activities altogether. This regulatory uncertainty could also deter institutional adoption and broader acceptance of Bittensor, further limiting its potential growth and stability. Collectively, these technical, operational, market, governance, and regulatory risks could result in substantial volatility in the value of TAO, materially affecting our business strategy involving this asset.

In addition, Subtensor currently uses a proof-of-authority model under which a small, permissioned set of validators operated by the Opentensor Foundation produces and finalizes blocks. By contrast, Yuma Consensus is an on-chain emissions algorithm that computes reward allocations from validator rankings of model performance and does not provide transaction ordering, block production, or ledger finality. Reliance on this authority set centralizes transaction ordering and finality and increases the risk of network halts, delayed processing, or selective censorship if operators fail, are compromised, or change policies. Compromise or misuse of authority signing keys, software defects, or misconfiguration may require emergency coordination or restricted operating modes and could disrupt our ability to acquire, transfer, or dispose of TAO, potentially triggering exchange or custodian pauses, reduced liquidity, wider spreads, and price volatility. Concentration at the authority layer also creates a single point of operational and regulatory leverage: legal orders, sanctions, or jurisdictional restrictions directed at the Foundation or authority operators could compel blocking, reordering, or exclusion of transactions or participants. The composition, permissions, and parameters of the authority set may change on short notice, and elevated security and key-management demands increase the risk of downtime or reorganizations; authority control can also amplify governance disputes. Collectively, these factors may impair network reliability and perceived decentralization, reduce adoption and TAO liquidity, and adversely affect our business, financial condition, and results of operations.

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

Our crypto asset holdings are illiquid and may be difficult to sell or use as collateral. Crypto asset holdings are less liquid than cash and cash equivalents and may not serve as a source of liquidity for us to the same extent. During times of market instability, we may not be able to sell our crypto assets at favorable prices, or at all. As a result, our crypto asset holdings may not be a reliable source of funds for working capital needs. Additionally, we may be unable to use our crypto assets as collateral for capital-raising transactions, particularly when the market is unstable or prices have declined significantly. This lack of liquidity could adversely affect our business and financial condition.

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

Regulatory change classifying certain digital cryptocurrency assets as “securities” could lead to our being subject to extensive regulation, which could result in significant costs or force us to cease operations.

Under Sections 3(a)(1)(A) and (C) of the Investment Company Act of 1940, as amended (the “1940 Act”), a company generally will be deemed to be an “investment company” for purposes of the 1940 Act if (1) it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities or (2) it is engaged, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities and it owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. We do not believe that we are an “investment company,” as such term is defined in the 1940 Act, and are not registered as an “investment company” under the 1940 Act as of the date hereof.

The legal and regulatory status of digital assets under U.S. federal and state securities laws remains uncertain and continues to evolve, and the Commission has not provided formal or binding guidance as to whether particular digital assets constitute “securities” for purposes of the federal securities laws. If the Commission, a court of competent jurisdiction, or another regulatory authority were to determine that any of the digital assets we hold, or transactions involving those assets, constitute “investment securities,” could result in our being deemed to meet the definition of “investment company” under the 1940 Act if the portion of our assets that consists of investments in our Cryptocurrency exceeds the 40% limit prescribed in the 1940 Act, which would subject us to significant additional regulatory requirements that could have a material adverse effect on our business and operations and may also require us to change the manner in which we conduct our business.

If we were required to register as an investment company under the 1940 Act, we would become subject to extensive and restrictive regulatory requirements, including limitations on our capital structure and leverage, restrictions on transactions with affiliates, custodial and valuation requirements, governance obligations, and enhanced reporting and compliance obligations. Compliance with these requirements would impose substantial costs, divert management attention, and could materially and adversely affect our business, financial condition, and results of operations. Moreover, our current business model is not designed to operate as a registered investment company, and registration may not be feasible.

The Commission has previously indicated that certain digital assets may be considered securities depending on their structure and use. Such determinations are highly fact-specific. Future developments could change the legal status of digital assets that we may hold, requiring us to comply with securities laws. Further, state regulators may conclude that the digital assets we hold are securities under state laws, requiring us to comply with state-specific securities regulations. States like California have stricter definitions of “investment contracts” than the Commission, increasing the risk of additional regulatory scrutiny. Such state-level determinations could subject us to additional regulatory obligations, enforcement actions, or limitations on our activities.

If any of our Cryptocurrencies are determined to be investment securities for purposes of the 1940 Act, we may be required to change our operations, wind down our operations, or register as an investment company under the 1940 Act. We could take steps to reduce our Cryptocurrency holdings as a percentage of our total assets, which may include, among others, selling Cryptocurrency that we might otherwise hold for the long term and deploying our cash in assets that are not considered to be investment securities under the 1940 Act, in which case we may be forced to sell Cryptocurrency at unattractive prices. In addition, we may seek to acquire additional assets that are not considered investment securities under the 1940 Act, restructure our operations, or incur indebtedness, issue additional equity, or enter into other financing arrangements that may be dilutive or otherwise unattractive to our business. Any of these actions could have a material adverse effect on our results of operations and financial condition. Moreover, we can make no assurance that we would successfully be able to take the necessary steps to avoid meeting the definition of “investment company” under the 1940 Act and becoming subject to its requirements. If any of our Cryptocurrencies are determined to constitute securities for purposes of the federal securities laws, and if we are not able to come within an available exemption or exclusion under the 1940 Act, then we would have to register as an investment company and change the manner in which we conduct our business, which may not be feasible. In addition, such a determination could adversely affect the market price of our Cryptocurrency and in turn adversely affect the market price of our common stock. If the associated regulatory burdens or costs become too great, we may be required to materially modify or cease certain operations, and investors could lose all or a portion of their investment in us.

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

Additionally, transactions executed through the Prime Broker’s trading system and settled via the Custodian’s settlement services are final and irreversible once completed. Upon confirmation of a trade, settlement occurs on a delivery-versus-payment basis, whereby the Prime Broker facilitates the simultaneous exchange of U.S. dollars from the Company’s custodial account maintained with the Custodian in consideration for the delivery of the corresponding TAO tokens to such account. This settlement mechanism is designed to mitigate counterparty risk by ensuring that the transfer of funds and digital assets occurs concurrently and that the Company’s TAO assets remain in the custody of the Custodian throughout the transaction lifecycle. If an error occurs (whether through human mistake, operational failure, or fraudulent activity) we may be unable to reverse or recover funds, resulting in potential significant losses. Except in cases involving fraud, gross negligence, or willful misconduct, the Custodian’s liability for direct damages arising from theft, operational errors, unauthorized access, or similar incidents may be limited to the fees paid or payable during the 6 months immediately preceding the incident. Both the Custodian’s and Prime Broker’s liability for direct damages caused by their gross negligence or willful misconduct may be limited to the value of the affected digital assets or fiat currency. The Prime Broker otherwise may not be liable for losses relating to theft, operational errors, unauthorized access, or similar incidents. Consequently, our recourse, including for losses of TAO held by the Custodian, Prime Broker, or their service providers, may be substantially limited.

While the Custodian is a national trust bank chartered and regulated by the Office of the Comptroller of the Currency, neither the Custodian nor the Prime Broker is a banking institution or a member of the Federal Deposit Insurance Corporation (“FDIC”) or a broker-dealer and member of the Securities Investor Protection Corporation (“SIPC”). Therefore, deposits held with, or assets held by, the Custodian are not subject to the protections enjoyed by depositors with FDIC- or SIPC-member institutions. The Custodian has advised us that it maintains insurance policies in the amount of $250 million, in the aggregate, which are intended to cover the loss of client assets held by the Custodian. The insurance maintained by the Custodian may not be available or sufficient to protect us from all possible losses or sources of losses. The Custodian’s insurance may not cover the specific type of loss experienced by us. In addition, the TAO insurance markets are limited, and the level of insurance maintained by the Custodian may be substantially lower than the value of our assets. While the Custodian maintains certain capital reserve requirements based on the value of the assets under custody (which may provide additional means to cover client asset losses), we cannot be assured that the Custodian will maintain capital reserves sufficient to cover actual or potential losses with respect to our crypto assets.

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

Security breaches, computer malware, and hacking attacks have been a prevalent concern in relation to crypto assets. The Company believes that its TAO held at the Custodian will be an appealing target to hackers or malware distributors seeking to destroy, damage, or steal the Company’s TAO — a threat that will only become more appealing if the Company’s TAO grows in value. To the extent that the Company and Custodian are unable to identify and mitigate or stop new security threats or adapt to technological changes in the crypto asset industry, the Company’s TAO may be subject to theft, loss, destruction, or other attack.

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

Unlike traditional financial instruments, staking and on-chain reward distributions are often final and irreversible once executed, increasing the risk associated with potential human errors, operational failures, or malicious activities. Additionally, the underlying validator operations and staking infrastructure may be subject to technical vulnerabilities or exploits. A failure, security breach, or operational deficiency in validator performance or infrastructure could significantly reduce or eliminate staking rewards or result in economic penalties that adversely affect our financial condition. Under our agreement with Yuma, our primary contractual remedy for service shortfalls is recovery of missed rewards, subject to an aggregate $5,000 cap and an exclusion of consequential and similar damages.

We depend on third-party providers, such as our Custodian, and affiliated or independent validators, including Yuma, to facilitate and manage our staking activities. If our Custodian or validator experiences financial distress, insolvency, cybersecurity incidents, or other operational failures, we may experience significant delays or difficulty recovering staked tokens, lose expected staking rewards, or incur permanent loss of the underlying staked assets. Additionally, third-party staking providers, including our Custodian and Yuma, may not maintain sufficient insurance coverage to protect us against all types of loss scenarios, leaving us potentially exposed to substantial economic risk. For a discussion of our staking program, see Item 1. Business—Recent Developments—Our Cryptocurrency Asset Strategy—Our Staking Program.

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

We currently utilize third-party subscription-based software services as well as public cloud infrastructure services to provide solutions for many of our computing, storage and bandwidth needs. Any interruptions to these services could result in interruptions in service to our users, advertisers and/or our critical business functions, notwithstanding business continuity or disaster recovery plans or agreements that may currently be in place with these providers. This could result in unanticipated downtime and/or harm to our operations, reputation and operating results. A transition of these services to different cloud providers would be difficult, time-consuming and costly to implement. In addition, if hosting costs increase over time and/or if we require more computing or storage capacity as a result of subscriber growth or otherwise, our costs could increase disproportionately.

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

Risks Related to Our Business and Financial Condition

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

Our ongoing viability as a company partially depends on our ability to successfully develop and commercialize our licensed technology.

Prior to our recent transition to our differentiated cryptocurrency treasury strategy, we were principally focused on developing a drug, Bryostatin-1, for the treatment of AD and other diseases, which is still in the clinical testing stage and has not yet been fully developed. Our potential success is highly uncertain since Bryostatin-1 did not achieve statistical significance on the primary endpoint, in its Phase 2 of development. On December 16, 2022, we announced that an extended confirmatory Phase 2 study of Bryostatin-1 in moderate to severe AD (Study #204) did not achieve statistical significance on the primary endpoint, which was change from baseline to week 13 in the SIB total score assessment obtained after completion of the second seven-dose course of treatment (week 28 of trial). Our other product candidate (use of Bryostatin-1 to treat Fragile X Syndrome) are earlier in their development cycles. Bryostatin-1 is also subject to regulatory approval. The potential success of our biopharmaceutical business depends upon our ability to raise more capital, complete development of and successfully commercialize Bryostatin-1 in a timely manner for the treatment of AD or other diseases. If we are unable to develop Bryostatin-1 for indications other than AD, the future growth of our biopharmaceutical business could be negatively impacted. We must develop Bryostatin-1, successfully test it for safety and efficacy in the targeted patient population, and manufacture the finished dosage form on a commercial scale to meet regulatory standards and receive regulatory approvals. The development and commercialization process is both time-consuming and costly, and involves a high degree of business risk. Bryostatin-1 is still at an early stage in its product development cycle, and any follow-on product candidates are still at the concept stage. The results of pre-clinical and clinical testing of our product candidates are uncertain and we cannot assure anybody that we will be able to obtain regulatory approvals of our product candidates. If obtained, regulatory approval may take longer or be more expensive than anticipated. Furthermore, even if regulatory approvals are obtained, our products may not perform as we expect and we may not be able to successfully and profitably produce and market any products. Delays in any part of the process or our inability to obtain regulatory approval of our products could adversely affect the future operating results of our biopharmaceutical business by restricting (or even prohibiting) the introduction and sale of our products.

If the CRE License were terminated, we may be required to cease product development operations.

Our rights to develop, commercialize and sell certain of our proposed products, including Bryostatin-1, is, in part, dependent upon the CRE License. CRE has the right to terminate this agreement after 30 days prior notice in certain circumstances, including if we were to materially breach any provisions of the agreement after a 60-day cure period for breaches that are capable of being cured, in the event of certain bankruptcy or insolvency proceedings. Additionally, the CRE License provides that the license may not be assigned, including by means of a change of control of the Company, or sublicensed without the consent of CRE. If the CRE License were terminated, we would lose rights to a substantial portion of the intellectual property currently being developed by us and no longer have the rights to develop, commercialize and sell some of our proposed products. As a result, we may be required to cease our product development operations under such circumstance, which would negatively impact our biopharmaceutical business.

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

If we do not obtain the necessary regulatory approvals in the United States and/or other countries, we will not be able to sell our drug candidate(s).

We cannot assure you that we will receive the approvals necessary to commercialize Bryostatin-1, or any other potential drug candidates we acquire or attempt to develop in the future. We will need approval from the FDA to commercialize our drug candidates in the United States and approvals from similar regulatory authorities in foreign jurisdictions to commercialize our drug candidates in those jurisdictions. In order to obtain FDA approval of Bryostatin-1 or any other drug candidate for the treatment of AD or any other indication, we must submit first an IND application and then an NDA to the FDA, demonstrating that the drug candidate is safe, pure and potent, and effective for its intended use. This demonstration requires significant research including completion of clinical trials. Satisfaction of the FDA’s regulatory requirements typically takes many years, depending upon the type, complexity and novelty of the drug candidate and requires substantial resources for research, development and testing. We cannot predict whether our clinical trials will demonstrate the safety and efficacy of our drug candidates or if the results of any clinical trials will be sufficient to advance to the next phase of development or for approval from the FDA. We also cannot predict whether our research and clinical approaches will result in drugs or therapeutics that the FDA considers safe and effective for the proposed indications. The FDA has substantial discretion in the drug approval process. The approval process may be delayed by changes in government regulation, future legislation or administrative action or changes in FDA policy that occur prior to or during any future regulatory review of our drug candidates. Delays in obtaining regulatory approvals may prevent or delay commercialization of, and our ability to derive revenues from, our drug candidates and diminish any competitive advantages that we may otherwise believe that we hold. Even if we comply with all FDA requests, the FDA may ultimately reject one or more of our applications. We may never obtain regulatory approval for any of our drug candidates. Failure to obtain FDA approval of our drug candidates will leave us without a saleable product and which would adversely affect our future revenues. In addition, the FDA may require us to conduct additional clinical testing or to perform post-marketing studies, as a condition to granting marketing approval of a drug product or permit continued marketing, if previously approved. If conditional marketing approval is obtained, the results generated after approval could result in loss of marketing approval, changes in product labeling, and/or new or increased concerns about the side effects or efficacy of a product. The FDA has significant post-market authority, including the explicit authority to require post-market studies and clinical trials, labeling changes based on new safety information and compliance with FDA-approved risk evaluation and mitigation strategies. The FDA’s exercise of its authority has in some cases resulted, and in the future could result, in delays or increased costs during product development, clinical trials and regulatory review, increased costs to comply with additional post-approval regulatory requirements and potential restrictions on sales of approved drugs. In foreign jurisdictions, the regulatory approval processes generally include the same or similar risks as those associated with the FDA approval procedures described above. We cannot assure you that we will receive the approvals necessary to commercialize our drug candidates for sale either within or outside the United States.

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

If we do not succeed in conducting and managing our preclinical development activities or clinical trials, or in obtaining regulatory approvals, we might not be able to commercialize our product candidates, or might be significantly delayed in doing so, which could have a material adverse effect on the prospects, financial condition and results of operations of our biopharmaceutical business.

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

We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad, and compliance with such regulation may be expensive and consume substantial financial and management resources. If we or any future marketing collaborators or contract manufacturers are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies or are not able to maintain regulatory compliance, it could delay or prevent the promotion, marketing or sale of our products, which would adversely affect our biopharmaceutical business and results of operations thereof.

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

Our commercial success will depend, in part, on our ability, and the ability of our licensors, to obtain and maintain patent protection. Our licensors’ failure to obtain and maintain patent protection for our products may have a material adverse effect on our product development business.

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

We compete with many companies, research institutes, hospitals, governments and universities that are working to develop products and processes to treat or diagnose AD. We believe that others are doing research on Fragile X syndrome. Many of these entities have substantially greater financial, technical, manufacturing, marketing, distribution and other resources than we do. However, there has been a limited number of new product introductions in the last 20 years for the treatment of AD symptoms in patients who begin exhibiting the memory and cognitive disorders associated with the disease. All of the products introduced to date for the treatment of AD have yielded negative or marginal results with little effect on the progression of AD and no improvement in the memory or cognitive performance of the patients receiving these therapies. The absolute determination of AD in patients is currently achieved only upon autopsy. We believe we are the only company currently pursuing PKC ε activation as a mechanism to treat AD and neurodegenerative diseases. Although we believe that we have no direct competitors working in this same field on product candidates using the same mechanism of action, we cannot provide assurance that our competitors will not discover compounds or processes that may be competitive with our products and introduce such products or processes before us.

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

Inadequate funding for the FDA, the SEC and other government agencies could hinder their ability to hire and retain key leadership and other personnel, prevent our drug candidates from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business rely, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

Future legislative and regulatory proposals may materially impact the ability of the FDA and other regulatory agencies to operate as they have historically operated. We cannot be sure whether additional legislative changes or executive orders will be enacted, or whether any of the FDA’s regulations, guidances or interpretations will be changed, or what the impact of such changes on the agency and its scientific review staff, if any, may be. For example, the FDA has experienced significant and rapid fluctuations in leadership and scientific review personnel, which may be key contributing factors in multiple reported delays in agency decision making on marketing applications and agency requests for additional data that are inconsistent with prior regulatory feedback. In addition, the next FDA user fee reauthorization package is expected to enter stakeholder negotiations beginning in mid-2025, with any agreement sent to Congress in early 2027 for purposes of initiating the legislative process. Reauthorization of the prescription drug user fee program would need to be finalized by Congress by the end of September 2027 in order to avoid a disruption in FDA’s review goals for NDAs and other activities supported by user fees assessed against industry.

In addition, disruptions at the FDA and other agencies may slow the time necessary for new drug products to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, political disputes in Congress may result in a shutdown of the U.S. government, and in such cases certain regulatory agencies, such as the FDA and the SEC, would have to furlough employees and cease critical activities. If a prolonged government shutdown or slowdown occurs, it could significantly affect the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, in our operations as a public company, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

We are subject to data protection laws and regulations that address privacy and data security. The legislative and regulatory landscape for data protection continues to evolve, and there has been an increasing focus on privacy and data security issues with the potential to affect our business. In the United States, numerous federal and state laws and regulations, including data breach notification laws, health information privacy laws, and consumer protection laws, govern the collection, use, disclosure and protection of health-related and other personal data. Many U.S. states are also enacting consumer privacy statutes to enhance protections for personal data and to provide residents with more choices concerning their data collected by businesses, increasing compliance complexity and increasing risks of failures to comply.

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

Our common stock is currently traded on Nasdaq. Nasdaq requires us to meet certain financial, public float, bid price and liquidity standards on an ongoing basis in order to continue the listing of our common stock, including that we maintain a minimum closing bid price of $1.00 per share (the “Minimum Bid Price Requirement”).

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

As of December 31, 2025, we had an aggregate of 7,448,343 shares of Common Stock outstanding. Except for 163,540 shares, all of those shares are freely tradable without restriction or registration under the Securities Act of 1933, as amended (the “Securities Act”).

On October 13, 2025, we entered into a securities purchase agreement (the “Series E Purchase Agreement”) with certain accredited investors (the “Series E Investors”), pursuant to which we agreed to sell to the Series E Investors (i) in a private placement offering, an aggregate of 11,000 shares of the Company’s newly-designated Series E convertible preferred stock, par value $0.001, with a stated value of $1,000 per share (the “Series E Preferred Stock”), initially convertible into up to 1,375,000 shares of Common Stock (the “Conversion Shares”) and (ii) warrants (the “Series E Warrants”) to acquire up to an aggregate of 1,375,000 shares of Common Stock (the “Series E Warrant Shares”)(the “Series E Offering”). In connection with the Series E Purchase Agreement, on October 13, 2025, we and the Series E Investors entered into a Registration Rights Agreement (the “Series E Registration Rights Agreement”), pursuant to which we were required to file a resale registration statement with the SEC to register for resale 150% of the Conversion Shares and 150% of the Series E Warrant Shares. We filed a registration statement for the resale of such securities on November 12, 2025, which was declared effective by the SEC on November 21, 2025.

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

We consider risks from cybersecurity threats alongside other company risks as part of our overall risk assessment process. We face risks related to cybersecurity such as unauthorized access, cybersecurity attacks and other security incidents, including as perpetrated by hackers and unintentional damage or disruption to hardware and software systems, loss of data, and misappropriation of confidential information. To identify and assess material risks from cybersecurity threats, we maintain policies to ensure our systems are effective and prepared for information security risks. For example, our Information Security Policy, which applies to all employees, contractors and third parties granted access to our systems and provides guidelines for maintaining information security, including safeguarding personal and company-issued digital devices, learning to detect phishing and other attacks, restricting data transfer, and ensuring the judicious use of the internet and social media. We also maintain a more general Risk Management Strategy that sets forth our procedures for identifying, assessing, responding to, monitoring, and reporting risks, including any cyber-related risks.

Our approach to addressing cybersecurity threat risks also includes mitigating risk associated with our use of third-party service providers. For example, when we enter into contracts with third-party collaborators or vendors pursuant to which sensitive business or personal data will be shared or accessible, we include provisions safeguarding the protection of confidential information. We also utilize a third-party service provider to maintain our information systems and assets and to employ technical safeguards that are designed to protect our information systems from cybersecurity threats.

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

Item 2.Properties.

Our principal executive offices are currently located at 1185 Avenue of the Americas, 3rd Floor, New York, New York 10036, where we lease approximately 300 square feet of general office space for a total cost of approximately $6,300 per month. The lease for this office space expires on June 30, 2026 and is renewable for successive one year terms. We believe that our facilities are suitable and adequate for our needs for the foreseeable future.

Item 3.Legal Proceedings.

There are no legal proceedings against the Company and the Company is unaware of any such proceedings contemplated against it.

Item 4.Mine Safety Disclosures.

Not applicable.

PART II

Item 5.Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information and Holders

Our Common Stock is listed on Nasdaq under the symbol “TAOX.” On March 26, 2026, the last reported sale price of our Common Stock was $5.61 per share.

As of March 26, 2026, we had 7,471,931 shares of our Common Stock issued and outstanding held by approximately 299 stockholders of record, based on information provided by our transfer agent. To date, we have not paid dividends on our Common Stock.

Unregistered Sales of Securities

On January 9, 2025, we issued 30,995 shares of our common stock to IRTH Communications, our investor relations consultant, in exchange for investor relations services. On March 14, June 9, September 9 and December 11, 2025, we issued 1,655, 1,867, 727 and 729 restricted, respectively, shares of our common stock to Neil Cataldi, our investor relations consultant, in exchange for investor relations services.

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

Dividends and Dividend Policy

We have not paid cash dividends on our common stock. The holders of our common stock are each entitled to receive dividends when and if declared by the board of directors out of funds legally available therefore, subject to the terms of any outstanding series of preferred stock. We intend to retain any future earnings to fund the development and growth of our business, and therefore we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Equity Compensation Plan Information

The following table provides certain aggregate information with respect to all of the Company’s equity compensation plans in effect as of December 31, 2025.

Number of
	securities to be		Number of securities
	issued upon		remaining available for
	exercise of	Weighted-average	future issuance under
	outstanding	exercise price	equity
	options,	of outstanding	compensation plans
	warrants and	options,	(excluding securities
Plan category	rights	warrants and rights	reflected in column (a))
Equity compensation plans approved by security holders (1)	93,681	$50.28	2,784,093
Equity compensation plans not approved by security holders	—	—	—
Total	93,681	$50.28	2,784,093

(1)	The only equity compensation plan approved by stockholders is the TAO Synergies Inc. 2020 Equity Incentive Plan, under which 3,175,000 shares were authorized for issuance as of December 31, 2025.

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

Basis of Presentation

The audited financial statements for the fiscal years ended December 31, 2025 and 2024 include a summary of our significant accounting policies and should be read in conjunction with the discussion below and our financial statements and related notes included elsewhere in this Annual Report on Form 10-K. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included in the financial statements. All such adjustments are of a normal recurring nature.

Overview

TAO Synergies Inc. (formerly known as Synaptogenix, Inc.) was previously a biopharmaceutical company with product candidates in pre-clinical and clinical development. We began operations in October 2012. The Company was principally focused on developing a product platform based upon a drug candidate called Bryostatin-1 for the treatment of Alzheimer’s disease. The Company was also evaluating Bryostatin-1 for other neurodegenerative or cognitive diseases and dysfunctions, such as Fragile X syndrome and Multiple Sclerosis, which have undergone pre-clinical testing.

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

Background on TAO and Bittensor

Bittensor is a public Layer 1 blockchain, called Subtensor, built with the Substrate framework and organized into independent “subnets” where miners produce digital commodities (commonly AI outputs) and validators evaluate them. Depending on the subnet’s incentive mechanism, miners may produce digital commodities that can include, for example, text prompt completions and other question-answer outputs, vector embeddings and related semantic search or ranking outputs, code-related outputs, image generation outputs, and speech-to-text transcription outputs. On chain, an algorithm named Yuma Consensus aggregates validators’ rankings of miners to compute emissions (new tokens minted by the protocol) for miners, validators, stakers, and subnet creators. This mechanism is widely referred to in project materials as Bittensor’s “Proof-of-Intelligence” consensus model. In this context, “consensus” refers to stake-weighted convergence on subnet validator scoring used to allocate emissions and other incentives, and not to transaction ordering or block finality, which are currently provided on Subtensor through a separate proof-of-authority authority set. Subtensor’s transaction ordering and block finality are currently provided by a proof of authority model under which a small, permissioned “authority set” produces and finalizes blocks. TAO is the Network’s native token and is used to pay transaction fees, incentivize subnet participants, and for staking. Staking TAO affects how emissions and incentives are allocated (including by influencing validator stake weight and related reward calculations and, under dTAO (defined below), by staking into a subnet’s on-chain pool to receive that subnet’s alpha token) and may affect governance participation. Staking TAO does not itself validate or finalize Subtensor transactions. TAO is, however, also used for governance (including voting power that may be exercised directly or via delegation) and may be used to create/register subnets under protocol rules.

As of March 26, 2026, TAO’s circulating supply was approximately 10.8 million tokens with a market capitalization of approximately $3.62 billion, according to publicly available sources. The lifecycle of TAO follows a supply schedule. Approximately one block is produced every ~12 seconds, with 1 TAO per block minted before the first halving (about 7,200 TAO/day), and 0.5 TAO per block minted after the first halving (about 3,600 TAO/day). The first halving occurred when total issuance reached 10.5 million TAO on December 15, 2025. TAO is not halved on a daily basis. Instead, the per-block emission rate decreases by 50% when predetermined issuance thresholds are reached. TAO has a hard cap of 21,000,000 tokens. Subtensor transaction fees are paid in TAO. Current public documentation indicates that transaction fees are deducted from total issuance rather than distributed as rewards. Accordingly, subnet miners and subnet validators generally do not receive TAO as transaction-fee awards for validating transactions, and instead earn rewards primarily through protocol emissions. In addition, per current documentation, certain staking-related transactions are described as subject to a percentage-based fee (for example, 0.05% of the TAO amount being staked or unstaked), in addition to any weight-based transaction fees (in this context “weight” is a measure of compute time).

Under the February 13, 2025 Dynamic TAO (dTAO) upgrade, newly issued TAO is first routed to subnets under protocol rules that, as of November 2025, allocate TAO across subnets based on net TAO inflows from staking activity rather than subnet token prices, and staking into a subnet exchanges TAO for that subnet’s alpha token. Subnet alpha tokens are subnet-specific tokens a participant receives when staking TAO into the subnet’s on-chain market pool, and the alpha token to subnet exchange rate is generally determined by the pool’s reserves. Exits convert alpha tokens back to TAO at the prevailing pool exchange rate at the time of conversion, so outcomes are price sensitive. According to current documentation, emissions for each subnet are generally distributed at the end of every approximately 360 blocks, or about 72 minutes, and the subnet’s participant distribution is generally allocated 41% to miners, 41% to validators and their stakers, and 18% to the subnet owner. The Bittensor blockchain does not impose protocol-enforced delays (unbonding periods) in accessing unstaked TAO. That said, custodians, validators, liquidity pools, or other service providers and operational setups may impose operational, contractual, or practical limits on withdrawal timing or liquidity.

The initial Bittensor mainnet “Kusanagi” launched in January 2021, was followed by the “Nakamoto” upgrade in November 2021, then a fork to the current “Finney” chain on March 20, 2023. Subnets went live on October 2, 2023. Governance has transitioned to a bicameral model in which a Triumvirate (employees of the Opentensor Foundation) authors proposals and a Senate (a group of delegates who have elected to participate in proposals) must approve the proposals prior to implementation. The Senate is comprised of the top delegate hotkeys by stake. In this specific context, a “hotkey” is the operational public key used by a participant to conduct on-chain actions (including by a validator), and a “delegate” is a hotkey that accepts delegated TAO from third parties for staking. “Top” refers to the delegate hotkeys with the highest total stake at a given time. Per current documentation, the Senate has 12 seats (although not all must be filled), and a delegate generally must reach at least 2% of total network stake amount through delegation or self-stake and elect to participate in the Senate. If all twelve Senate seats are filled, and a delegate wishes to join, the lowest stake member is replaced. Because Senate membership is stake-based, governance influence may be concentrated among large stakers and delegates.

Our Cryptocurrency Asset Strategy

In June 2025, we adopted a differentiated cryptocurrency treasury strategy focused on the pure play artificial intelligence (AI) crypto coin, TAO, the native cryptocurrency of Bittensor. Bittensor is a decentralized blockchain network for machine learning and AI. This was a shift from our prior approach of holding excess cash (as defined below) primarily in FDIC-insured interest-bearing accounts. We now seek to allocate substantial portions of our excess cash to purchasing TAO, with the goal of obtaining an increased yield on excess cash by staking TAO for revenue generation and capital appreciation, a strategy that underscores our mission to create significant value for shareholders.

To identify “excess cash,” we first evaluate our cash, cash equivalents, and short-term investments (collectively, “cash assets”). We then estimate the amount of cash assets required to fund approximately 1.5 to 2.0 years of projected operating and working capital needs. Cash assets in excess of this estimated liquidity requirement are considered “excess cash” for purposes of our TAO accumulation strategy. By allocating a substantial portion of our excess cash to TAO, we generally mean that we seek to allocate between 75 percent and 100 percent of this excess cash to the purchase of TAO. However, actual allocation levels may vary due to market conditions, the prevailing price of TAO, liquidity needs, and other factors considered by management.

To guide our cryptocurrency asset purchases, our Board adopted a long-only TAO accumulation strategy and has delegated authority to our Executive Chairman, in consultation with internal personnel and external advisors, to determine the timing, size, and method of TAO purchases with the objective of maximizing tokens per share. Under this authority, management reviews our cash assets, identifies any excess cash as described above, and determines whether to allocate such excess cash to the acquisition of TAO. In addition to using excess cash, our acquisition strategy may also involve issuing debt or equity securities or undertaking other capital raising transactions, subject to market conditions, with the objective of using the proceeds to purchase additional TAO.

We have not established a specific target amount of TAO that we seek to hold. Instead, we monitor market conditions, liquidity needs, and financing opportunities in determining whether to make additional TAO purchases in the future. We view our TAO holdings as long-term holdings and expect to continue accumulating TAO over time. As of September 10, 2025, approximately 88% of our treasury holdings were invested in TAO. We do not hedge our TAO exposure and have no diversification strategy into other crypto assets. Accordingly, our treasury strategy currently reflects long-only exposure to TAO. However, we are exploring the potential implementation of hedging strategies to manage risks associated with digital asset price volatility; we have not implemented any hedging strategies to date, and there can be no assurance that any such strategies will be implemented or, if implemented, effective.

Although a liquid market for TAO exists, we have not monetized (i.e., sold) any TAO to date. All TAO is staked as soon as trade settlement permits, and we currently stake TAO through two staking providers - tao5 and Yuma. We only engage in TAO staking. In the future, we may explore additional yield-enhancement strategies, including participation in Bittensor subnets. Any such activity would likely be undertaken with a third-party partner possessing substantial subnet expertise.

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

How We Earn Staking Rewards

As holders of TAO tokens we can stake any amount of the liquidity we hold to a validator. Also known as “delegation”, staking supports validators, because their total stake in the subnet, including stake delegated to them by others, determines their consensus power and their share of emissions. After the validator extracts their take, the remaining emissions are credited back to us in proportion to our stake with that validator. We stake TAO tokens through arrangements facilitated and managed by the Custodian and its selected validators, tao5 and Yuma (together, the “Validators”). For a further discussion of the risks related to staking, see “Risk Factors—Risks Related to Staking” elsewhere in this Annual Report on Form 10-K.

Use of Custodians and Storage of TAO Tokens

In June 2025, we entered into a Custodial Services Agreement (“CSA”) with BitGo Bank and Trust, N.A. (formerly known as Bitgo Trust Company, Inc. (the “Custodian”), which is a national trust bank chartered and regulated by the Office of the Comptroller of the Currency and licensed to act as a custodian, for a six-month initial term with automatic six-month renewals unless terminated. Termination may occur for convenience with 60 days’ prior written notice or for breach with 30 days’ notice. Assets held under the agreement are generally maintained in segregated custodial accounts, separate from the Custodian’s own assets and other clients’ assets per the CSA. The Custodian provides quarterly electronic account statements and, upon request, will confirm asset holdings. To value TAO held in our account, the Custodian electronically obtains USD equivalent prices from digital asset market data with amounts rounded up to the seventh decimal place to the right. Insurance coverage maintained by the Custodian is described further below. Access to the Company’s custodial account holding TAO is generally limited to persons designated by us through the Custodian’s user interface.

The Prime Broker (defined below) is permitted limited access to the Company’s custodial account solely to facilitate the execution of trades of TAO.

In June 2025, we also entered into a Master Purchase Agreement (“MPA”) with BitGo Prime LLC (the “Prime Broker”), which is a Delaware limited liability company, to facilitate digital asset trading through the Prime Broker’s proprietary electronic trading system. The agreement operates on a principal-to-principal basis, with each party acting for its own account and not as agent or fiduciary to the other party. All transactions are settled through, and custodied at, the Custodian under the CSA described herein. The Custodian maintains sole and exclusive custody of the Company’s TAO at all times, including during the pendency of trading activity by the Prime Broker. Notwithstanding the Company’s use of the Prime Broker to facilitate trading activities, the Prime Broker does not at any time take custody, possession, or control of the Company’s TAO assets. Pursuant to the MPA, upon confirmation of a trade, settlement occurs on a delivery-versus-payment basis, whereby the Prime Broker facilitates the simultaneous exchange of U.S. dollars from the Company’s custodial account maintained with the Custodian in consideration for the delivery of the corresponding TAO tokens to such account. This settlement mechanism is designed to mitigate counterparty risk by ensuring that the transfer of funds and digital assets occurs concurrently and that the Company’s TAO assets remain in the custody of the Custodian throughout the transaction lifecycle. Access to the Company’s trading account is generally restricted to users it designates. The Prime Broker uses the Custodian’s balance inquiry functionality to verify the existence of sufficient assets before executing trades. The MPA terminates automatically upon termination of the CSA, and the Prime Broker reserves the right to suspend or modify services at its discretion.

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

Consultant Engagements

On June 8, 2025, the Company entered into a consulting agreement (the “Altucher Consulting Agreement”) with James Altucher and Z-List Media, Inc., pursuant to which Mr. Altucher will assist the Company with, among other things, crypto portfolio management; investor relations; strategic planning; deal flow analysis and advice related to sector growth initiatives. The Altucher Consulting Agreement has a term of one- year.

In connection with the entry into the Altucher Consulting Agreement, the Company issued to Mr. Altucher warrants to purchase up to an aggregate of 1,200,000 shares of Common Stock, consisting of: (i) a warrant to purchase up to 400,000 shares of Common Stock at an exercise price of $4.00 per share (the “First Tranche Warrant”), (ii) a warrant to purchase up to 200,000 shares of Common Stock at an exercise price of $6.00 per share (the “Second Tranche Warrant”), (iii) a warrant to purchase up to 200,000 shares of Common Stock at an exercise price of $8.00 per share (the “Third Tranche Warrant”) and (iv) a warrant to purchase up to 400,000 shares of Common Stock at exercise price of $12.00 per share (the “Fourth Tranche Warrant” and together the First Tranche Warrant, the Second Tranche Warrant and the Third Tranche Warrant, the “Consultant Warrants”) with each warrant subject to exercisability, forfeiture and such other terms as set forth therein. The shares of Common Stock issuable upon exercise of the Consultant Warrants are referred to herein as the “Consultant Warrant Shares”.

Pursuant to the First Tranche Warrant: (i) 200,000 Consultant Warrant Shares are immediately exercisable upon issuance and (ii) the remaining 200,000 Consultant Warrant Shares will be exercisable upon the retention of a mutually agreeable treasury manager. Pursuant to the Second Tranche Warrant, the Consultant Warrant Shares will be exercisable on the 3-month anniversary of the date of issuance. Pursuant to the Third Tranche Warrant, the Consultant Warrant Shares will be exercisable on the 6-month anniversary of the date of issuance. Pursuant to the Fourth Tranche Warrant, the Consultant Warrant Shares will be exercisable on the one-year anniversary of the date of issuance. Each of the Consultant Warrants expire five years from the date of issuance.

On August 26, 2025, the Company issued a press release announcing the engagement of Joseph Jacks as an advisor to its digital asset treasury strategy led by James Altucher. In connection with the engagement of Joseph Jacks, the Company entered into a consulting agreement with a term of one year with Mr. Jacks, pursuant to which the Company issued warrants exercisable for 100,000 shares of common stock, at an exercise price of $8.40 per share that will expire five years from the date of issuance.

The foregoing descriptions of the Altucher Consulting Agreement, the Consultant Warrants and the Jacks Consulting Agreement do not purport to be complete and are qualified in their entirety by reference to the full texts of the Altucher Consulting Agreement, Form of Consultant Warrant and Jacks Consulting Agreement, copies of which are filed as Exhibit 10.37, 4.25 and 10.38 to this Annual Report.

October 2025 Private Placement

On October 13, 2025, the Company entered into a Securities Purchase Agreement (the “Series E Purchase Agreement”) with certain accredited investors (the “Series E Investors”), pursuant to which it agreed to sell to the Investors in a private placement (the “Series E Private Placement”) (i) an aggregate of 11,000 shares of the Company’s newly designated Series E convertible preferred stock, par value $0.001, with a stated value of $1,000 per share (the “Series E Preferred Stock”), initially convertible into up to 1,375,000 shares of the Company’s Common Stock at an initial conversion price of $8.00 and (ii) warrants to purchase up to an aggregate of 1,375,000 shares of Common Stock (the “Series E Warrants”). The shares of Common Stock issuable upon conversion of the Series E Preferred Stock are referred to as the “Series E Conversion Shares”. The Series E Private Placement closed on October 15, 2025.

The terms of the Series E Preferred Stock are as set forth in the Series E Certificate of Designations, attached as Exhibit 3.5 to this Annual Report on Form 10-K (the “Series E Certificate of Designations”), which was filed with the Secretary of State for the State of Delaware prior to the closing of the Series E Private Placement. The Series E Preferred Stock will be convertible into Conversion Shares at the election of the holder at any time at an initial conversion price of $8.00 (the “Series E Conversion Price”). The Series E Conversion Price is subject to customary adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustment in the event of any issuances of Common Stock, or securities convertible, exercisable or exchangeable for Common Stock, at a price below the then-applicable Series E Conversion Price (subject to certain exceptions).

The holders of the Series E Preferred Stock will be entitled to dividends of 7% per annum, compounded quarterly, which will be payable in cash. Upon the occurrence and during the continuance of a Triggering Event (as defined in the Series E Certificate of Designations), the Series E Preferred Stock will accrue dividends at the rate of 15% per annum. The holders of Series E Preferred Stock are entitled to vote with holders of the Common Stock as a single class on all matters that holders of Common Stock are entitled to vote upon, with the number of votes per share of Series E Preferred Stock equal to the stated value of such share of Series E Preferred Stock divided by the then applicable Series E Conversion Price; provided, however that in no event shall the then applicable Series E Conversion Price be less than the “Minimum Price” (as defined in Nasdaq Listing Rule 5635(d)) on the date immediately prior to the date of the Series E Purchase Agreement.

Notwithstanding the foregoing, the Company’s ability to settle conversions is subject to certain limitations set forth in the Series E Certificate of Designations, including a certain beneficial ownership limitation after giving effect to the issuance of shares of Common Stock issuable upon conversion of the Series E Certificate of Designations or Series E Warrants.

The Series E Certificate of Designations includes certain Triggering Events (as defined in the Series E Certificate of Designations), including, among other things, the failure to file and maintain an effective registration statement covering the sale of the holder’s securities registrable pursuant to the Series E Registration Rights Agreement (defined below) and the Company’s failure to pay any amounts due to the holders of the Series E Preferred Stock when due. In connection with a Triggering Event, each holder of Series E Preferred Stock will be able to require the Company to redeem in cash any or all of the holder’s Series E Preferred Stock at a premium set forth in the Series E Certificate of Designations.

The Company is subject to certain affirmative and negative covenants regarding the incurrence of indebtedness, acquisition and investment transactions, the existence of liens, the repayment of indebtedness, the payment of cash in respect of dividends (other than dividends pursuant to the Series E Certificate of Designations), distributions or redemptions, and the transfer of assets, among other matters. Additionally, the Certificate of Designations contains a covenant requiring the Company to maintain minimum cash, cash equivalents, TAO tokens and investments in the Bittensor ecosystem in an amount equal to at least the aggregate Stated Value of the Series E Preferred Stock outstanding.

There is no established public trading market for the Series E Preferred Stock and the Company does not intend to list the Preferred Stock on any national securities exchange or nationally recognized trading system.

The Series E Warrants are exercisable immediately at an exercise price of $8.00 per share (the “Series E Exercise Price”) and expire five years from the date of issuance. The Series E Exercise Price is subject to customary adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustment, on a “full ratchet” basis, in the event of any issuances of Common Stock, or securities convertible, exercisable or exchangeable for Common Stock, at a price below the then-applicable Series E Exercise Price (subject to certain exceptions). There is no established public trading market for the Series E Warrants and the Company does not intend to list the Series E Warrants on any national securities exchange or nationally recognized trading system.

GP Nurmenkari Inc. acted as the placement agent for the Series E Private Placement (the “Placement Agent”). In connection with the Series E Private Placement, pursuant to an Engagement Letter (the “Series E Engagement Letter”) between the Company and the Placement Agent, the Company agreed to pay the Placement Agent (i) a cash fee equal to 8.0% of the gross proceeds from any sale of securities in the Series E Private Placement plus a due diligence fee of $10,000, and (ii) warrants to purchase shares of Common Stock equal to 4.0% of the number of shares of common stock that the Series E Preferred Stock are initially convertible into, with an exercise price of $8.00 per share and a five-year term.

Registration Rights Agreement

The Series E Preferred Stock, the Series E Warrants, the Series E Conversion Shares and shares of Common Stock issuable upon exercise of the Series E Warrants (the “Series E Warrant Shares”) have not been registered under the Securities Act. In connection with the Series E Purchase Agreement, on October 13, 2025, the Company and the Investors entered into a Registration Rights Agreement (the “Series E Registration Rights Agreement”), pursuant to which the Company was required to file a resale registration statement (the “Registration Statement”) with the SEC to register for resale 150% of the Series E Conversion Shares and 150% of the Series E Warrant Shares promptly following the Closing Date, but in no event later than 30 calendar days after the effective date of the Registration Rights Agreement, and to have such Registration Statement declared effective by the Effectiveness Deadline (as defined in the Registration Rights Agreement). The Company will be obligated to pay certain liquidated damages to the investors if the Company fails to file the Registration Statement when required, fails to file or cause the Registration Statement to be declared effective by the SEC when required, or fails to maintain the effectiveness of the Registration Statement pursuant to the terms of the Series E Registration Rights Agreement.

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

During the year ended December 31, 2025, the Company settled $4,296,438 of the Series D Preferred Stock through conversions into 1,432,146 shares of Common Stock.

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

Registration Rights

In connection with entry into the Series D Purchase Agreement, on June 9, 2025, the Company and the Series D Investors entered into a Registration Rights Agreement (the “Registration Rights Agreement”), pursuant to which the Company was required to file a resale registration statement (the “Resale Registration Statement”) with the SEC to register for resale (i) the Series D Conversion Shares, (ii) the Series D Warrant Shares, (iii) the Consultant Warrant Shares (see Note 6—Stockholders’ Equity) and (iv) the shares underlying warrants issued to the Series D Placement Agent. The Resale Registration Statement was declared effective by the SEC on July 17, 2025. The Company is required to maintain the effectiveness of the Resale Registration Statement pursuant to the terms of the Registration Rights Agreement.

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

During the year ended December 31, 2025, the Company settled $4,285,000 of the Series C Preferred Stock through $1,430,000 of cash redemptions and conversion of $2,855,000 into 951,667 shares of Common Stock and payment of $ $247,185 of accrued dividends in cash through installment redemptions. In conjunction with the redemptions and conversion during the year ended December 31, 2025, the Company recognized a deemed dividend of $106,973 related to cash premiums and relieved $3,407,659 of the Series C Preferred Stock premium recognized in conjunction with the amendment to the Series C Preferred Stock.

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

During the years ended December 31, 2025 and 2024, the Company recorded a gain of $301,000 and a loss of $170,000, respectively, related to the change in fair value of the Series B warrant liability, which is recorded in other income (expense) on the Consolidated Statements of Comprehensive Loss. During the years ended December 31, 2025 and 2024, the Company recorded a gain of $0 and $1,113,000, respectively, related to the change in fair value of the Series B derivative liability, which is recorded in other income (expense) on the Consolidated Statements of Comprehensive Loss. The fair value of the warrants of approximately $9,000 was estimated at December 31, 2025 utilizing the Black Scholes Model using the following weighted average assumptions: dividend yield 0%; remaining term of 1.89 years; equity volatility of 135%; and a risk-free interest rate of 3.41%.

Results of Operations

Comparison of the years ended December 31, 2025 and 2024

The following table summarizes our results of operations for the years ended December 31, 2025 and 2024:

	Years ended
	December 31,		Dollar
	2025	2024	Change	% Change
Revenues	$299,061	$—	$299,061	NA
Operating Expenses:
Research and development expenses	$322,225	$1,598,722	$(1,276,497)	(79.8)%
General and administrative expenses	$9,023,993	$5,212,010	$3,811,983	73.1%
Other loss, net	$(19,690,291)	$(5,957,817)	$(13,732,474)	230.5%
Net loss	$28,737,448	$12,768,549	$15,968,899	125.1%

Revenues

We generated operating revenues for the year ended December 31, 2025 from staking TAO tokens but generated no operating revenues for the year ended 2024.

Operating Expenses

Overview

Total operating expenses for the year ended December 31, 2025 were $9,346,218 as compared to $6,810,732 for the year ended December 31, 2024, an increase of approximately 73.1%. The increase in total operating expenses is due to the increases in general and administrative expenses partially offset by the decrease in research and development expenses.

Research and Development Expenses

For the year ended December 31, 2025, we incurred $322,225 in research and development expenses as compared to $1,598,722 for the year ended December 31, 2024, a decrease of approximately 79.8%. These expenses were incurred primarily in connection with developing the potential AD therapeutic product and the initiation of the MS trial with Cleveland Clinic. Of these expenses, for the year ended December 31, 2025, $131,515 was incurred principally relating to our current MS clinical trial and our storage of drug product, $112,362 for clinical consulting services, $30,000 of amortization of prepaid licensing fees relating to the Stanford License Agreement and Mount Sinai Agreement, $48,349 for development of alternative drug supply with Stanford University; comparatively, for the year ended December 31, 2024, $900,655 was incurred principally relating to our confirmatory clinical trial and related storage of drug product, $634,713 for clinical consulting services, $29,669 of amortization of prepaid licensing fees relating to the Stanford License Agreement and Mount Sinai Agreement, $33,685 for development of alternative drug supply with Stanford University.

Our research and development expenses have decreased as our Cleveland Clinic trial for AD was concluded by the end of 2024 and our MS clinical trial was discontinued. Other development expenses might increase, as our resources permit, in order to advance our potential products. We are continuing to determine how to proceed with respect to our other current development programs for Bryostatin-1.

General and Administrative Expenses

We incurred $9,023,993 and $5,212,010 of general and administrative expenses for the year ended December 31, 2025 and 2024, respectively, an increase of approximately 73.1%. During the year ended December 31, 2025, $1,364,004 was incurred primarily for wages, bonuses, vacation pay, severance, taxes and insurance, versus $1,763,731 for the year ended December 31, 2024, the decrease resulted primarily from compensation reductions for our President and our Chief Executive Officer and lower bonuses.; $1,250,264 was incurred for legal expenses versus $561,114 for the 2024 comparable period. The higher legal fees for 2024 is based upon the Company changing its business strategy, restructuring and financing; $2,395,321 was incurred for outside operations consulting services during the year ended December 31, 2025, versus $974,685 for the comparable period in 2024. The higher amount for the 2025 period reflects non-cash expenses associated with warrants issued to cryptocurrency experts totaling 735,144; $57,659 was incurred for travel expenses during the year ended December 31, 2025, versus $102,336 for the comparable period in 2024 as Company officers and directors conducted overseas due diligence for strategic investments in 2024; $393,696 was incurred for investor relations services during the year ended December 31, 2025, versus $464,025 for the comparable period in 2024; $265,770 was incurred for professional fees associated with auditing, financial, accounting and tax advisory services during the year ended December 31, 2025, versus $261,988 for the comparable period in 2024; $559,099 was incurred for insurance during the year ended December 31, 2025, versus $620,436 for the comparable period in 2024. The decrease is attributable to lower premiums; $502,302 was incurred for utilities, supplies, license fees, filing costs, rent, advertising and other during the year ended December 31, 2025, versus $438,288 for the comparable period in 2024. The increase is attributable to credits for franchise taxes paid during the 2024 period; and $2,235,878 was recorded as non-cash stock options compensation expense during the year ended December 31, 2025, versus $25,407 for the comparable period in 2024. The increase for the current period is attributable to granting of restricted stock and stock options awards during the current period.

Other Income / Expense

We recognized total other expenses of $19,690,291 for the year ended December 31, 2025 as compared to $5,957,817 for the year ended December 31, 2025, which consisted, for 2025 of unrealized losses on digital assets, and for both 2025 and 2024, interest income on funds deposited in interest-bearing money market accounts and investments in short-term U.S. treasury bills, warrant issuance costs and changes in fair value of warrant and derivative liabilities and offering costs. The decrease in interest income and unrealized gains on treasury bills totaling $832,972 for the year ended December 31, 2025 is primarily attributable to the decrease in cash balances over the period and lower interest rates. The total increase in other expenses is primarily attributable to the decrease in interest income as noted above, the unrealized loss on digital asset investments of approximately $10.5 million, the increase in loss on fair value of warrant and derivative liabilities of approximately $7.0 million and the increase in warrant issuance cost of approximately $1 million due to two private placements in 2025 versus one in 2024, partially offset by the decrease in loss in issuance of Series C Preferred Stock of approximately $3.8 million and the decrease in loss on write-off of strategic debt and equity investments of approximately $3.0 million.

Net loss

We recognized losses of $28,737,448 and $12,768,549 for the years ended December 31, 2025 and 2024, respectively. The increased loss was primarily attributable to the increase in other loss and general and administrative expenses and warrant issuance costs partially offset by the decrease in research and development expenses.

Financial Condition, Liquidity and Capital Resources

Cash and Working Capital

Since inception, we have incurred negative cash flows from operations. As of December 31, 2025, we had working capital of $23,564,919 as compared to working capital of $16,706,587 as of December 31, 2024. The $6,858,332 increase in working capital was primarily attributable to approximately $17.9 million asset value of digital currency, approximately $10.0 million of net proceeds from the Series E Private Placement, approximately $4.9 million of net proceeds from the Series D Private Placement, approximately $10.0 million of proceeds from warrant exercises, approximately $2.1 million from consultant warrant issuances and approximately $443,000 of interest income, partially offset by approximately $28.9 million used to acquire TAO tokens, $7.8 million of operating expenses and redemption of Series C Preferred Stock of approximately $1.7 million.

We expect that our current cash and cash equivalents and digital assets of approximately $27 million will be sufficient to support our projected operating requirements for at least the next 12 months from the date of this Annual Report on Form 10-K, which may include the continuing development of Bryostatin-1, our initiation and possible development of a therapeutic for MS and other possible therapeutics.

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

	Year Ended December 31,
	2025	2024
Cash used in operating activities	$(6,395,010)	$(4,883,988)
Cash used in investing activities	$(28,894,702)	$(1,000,000)
Cash provided by (used in) financing activities	$23,131,162	$(5,121,289)

Net Cash Used in Operating Activities

Cash used in operating activities was $6,395,010 for the year ended December 31, 2025, compared to $4,883,988 for the year ended December 31, 2024. The $1,511,022 increase primarily resulted from the changes in current assets and liabilities of approximately $600,000 and the increase in net loss of approximately $13.4 million partially offset by the increase in non-cash revenue, expenses and change in fair value of liabilities of approximately $4.0 million and the unrealized loss from cryptocurrency activities of approximately $10.5 million.

Net Cash Used in Investing Activities

Net cash used in investing activities was $28.9 million for the year ended December 31, 2025 compared to $1.0 million for the year ended December 31, 2024. The cash used in investing activities for the year ended December 31, 2025 was for purchases of TAO cryptocurrency of approximately $28.1 million and TAO-related strategic investments of approximately $0.8 million versus purchase of debt securities of $1.0 million for the year ended December 31, 2024.

Net Cash Provided by / Used in Financing Activities

Net cash provided by financing activities was $23,131,162 for the year ended December 31, 2025 compared to $5,121,289 for the year ended December 31, 2024. For the year ended December 31, 2025, approximately $14.9 million was received from the Series D and Series E Private Placements and approximately $10.0 million was received from exercise of investor warrants partially offset by approximately $1.4 million of Series C Preferred Stock redemptions and approximately 0.3 million in dividends on convertible preferred stock. For the year ended December 31, 2024, approximately $8.6 million was used for redemption of Series B and Series C Preferred Stock, approximately $1.0 million in dividends on convertible preferred stock, and approximately $4.5 million was provided by net proceeds from the Series C Preferred Stock Private Placement.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act, and are not required to provide the information required under this item.

Item 8.Financial Statements and Supplementary Data.

Our audited financial statements as of, and for the years ended December 31, 2025 and December 31, 2024 are included beginning on Page F-1 immediately following the signature page to this report. See “Item 15. Exhibits and Financial Statement Schedules” for a list of the financial statements included herein.

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2025. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, because of certain weaknesses in internal control over financial reporting discussed below under “Management’s Annual Report on Internal Control over Financial Reporting,” our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed by us under the Exchange Act is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

As of December 31, 2025, our management, including our Executive Chairman (principal executive officer) and principal financial officer, assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in the 2013 Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, as of December 31, 2025, such internal controls and procedures were not effective. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that are considered to be material weaknesses. The matters involving internal controls and procedures that our management considered to be material weaknesses were:

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

Item 9B.Other Information.

(b) During the three months ended December 31, 2025, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C.Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.       Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

The following table lists the names, ages and positions of our executive officers as of March 28, 2026:

Name	Age	Position
Joshua N. Silverman	55	Executive Chairman

Robert Weinstein	66	Chief Financial Officer, Secretary and Executive Vice President

Joshua N. Silverman - Director, Executive Chairman. Mr. Silverman joined TAO Synergies Inc. (formerly Synaptogenix, Inc.) as a Director and Chairman of the Board in August 2016 and currently serves as Executive Chairman. Mr. Silverman currently serves as the managing member of Parkfield Funding LLC. Mr. Silverman also serves as Interim Chairman, Interim Chief Executive Officer and Interim President of PharmaCyte Biotech, Inc. (Nasdaq: PMCB) since October 2022 and as a director since August 2022. Mr. Silverman was the co-founder, and a principal and managing partner of Iroquois Capital Management, LLC (“Iroquois”), an investment advisory firm. Since its inception in 2003 until July 2016, Mr. Silverman served as co-chief investment officer of Iroquois. While at Iroquois, he designed and executed complex transactions, structuring and negotiating investments in both public and private companies and has often been called upon by the companies solve inefficiencies as they relate to corporate structure, cash flow, and management. From 2000 to 2003, Mr. Silverman served as co-chief investment officer of Vertical Ventures, LLC, a merchant bank. Prior to forming Iroquois, Mr. Silverman was a director of Joele Frank, a boutique consulting firm specializing in mergers and acquisitions. Previously, Mr. Silverman served as assistant press secretary to the president of the United States. In addition to TAO Synergies Inc., Mr. Silverman has served as a director and acting Chief Executive Officer of StableX Technologies (Formerly AYRO, Inc.) (Nasdaq: SBLX) since 2020; as Interim Chief Executive Officer, Interim President and Interim Chairman of PharmaCyte Biotech, Inc. (Nasdaq: PMCB); as director of QC Technologies Inc. (Formerly TNF Pharmaceuticals, Inc.) (Nasdaq: QCLS) since September 2018; and as Executive Chairman of Petros Pharmaceutical, Inc. (Nasdaq: PTPI). He previously served as a director of Marker Therapeutics, Inc. from 2016 until 2018 and Protagenic Therapeutics, Inc. from 2016 to 2022. Mr. Silverman received his B.A. from Lehigh University in 1992.

Robert Weinstein — Chief Financial Officer, Executive Vice President, Treasurer and Secretary.    Mr. Weinstein joined Neurotrope in June 2013 as its acting Chief Financial Officer and has continued to serve in that role for TAO Synergies Inc. (formerly Synaptogenix, Inc.) following the Spin-Off. In addition, Mr. Weinstein performs work as a consultant for Petros Pharmaceuticals, Inc., which is the surviving company from the merger of Metuchen and Neurotrope. He has extensive accounting and finance experience, spanning more than 40 years, as a public accountant, investment banker, healthcare private equity fund principal and chief financial officer. From September 2011 to the present, Mr. Weinstein has been an independent consultant for several healthcare companies in the pharmaceutical and biotechnology industries. From March 2010 to August 2011, he was the Chief Financial Officer of Green Energy Management Services Holdings, Inc., an energy consulting company. From August 2007 to February 2010, Mr. Weinstein served as Chief Financial Officer of Xcorporeal, Inc., a development-stage medical device company which was sold in March 2010 to Fresenius Medical USA, the largest provider of dialysis equipment and services worldwide. Mr. Weinstein also serves as a member of the Board of Directors of Xwell, Inc. (Formerly XpresSpa Group, Inc.) (Nasdaq: XWEL), a health and wellness company whose core asset, XpresSpa, is a leading airport retailer of spa services and related health and wellness products, PharmaCyte Biotech, Inc. (Nasdaq: PMCB), a biotechnology company developing pharmaceutical products. Mr. Weinstein formerly served as a director of Tao Weave, Inc. (Nasdaq: TWAV) (formerly known as Oblong, Inc.), a company that provides multi-stream collaboration technologies and managed services for video collaboration and network applications in the United States and internationally. Mr. Weinstein received his MBA degree in finance and international business from the University of Chicago Graduate School of Business, is a Certified Public Accountant (inactive), and received his BS degree in accounting from the State University of New York at Albany.

Board Structure and Directors

The below table sets forth information regarding our directors as of March 28, 2026:

Director	Age	Position	Date Named to Board of Directors
Joshua N. Silverman	55	Executive Chairman	August 4, 2016
Bruce T. Bernstein	62	Director; Vice-Chairman of the Board	November 14, 2016
William S. Singer	85	Director	August 23, 2013
Robert Ephron	55	Director	August 29, 2025

Our Board is currently comprised of four members: Mr. Silverman, Mr. Bernstein, Mr. Singer and Mr. Ephron.

The principal occupation and business experience during the past five years for our directors is as follows (other than our directors who are executive officers, whose principal occupation and business experience during the past five years is discussed above):

Joshua N. Silverman - Director, Executive Chairman of the Board of Directors. See “—Executive Officers and Directors” for description of Mr. Silverman’s experience. Mr. Silverman was chosen as Executive Chairman of TAO Synergies because of his lengthy public company, finance and business experience.

Bruce T. Bernstein — Director and Vice-Chairman of the Board of Directors. Mr. Bernstein served as a Director for Neurotrope since November 14, 2016 and has been vice-chairman of the Board of TAO Synergies since October, 2025. Mr. Bernstein has over thirty years of experience in the securities industry, primarily as senior portfolio manager for two alternative finance funds as well as in trading and structuring of arbitrage strategies. Mr. Bernstein has served as President of Rockmore Capital, LLC since 2006, the manager of a direct investment and lending fund with peak assets under management of $140 million. Previously, he served as Co-President of Omicron Capital, LP, an investment firm based in New York, which he joined in 2001. Omicron Capital focused on direct investing and lending to public small cap companies and had peak assets under management of $260 million. Prior to joining Omicron Capital, Mr. Bernstein was with Fortis Investments Inc., where he was Senior Vice President in the bank’s Global Securities Arbitrage business unit, specializing in equity structured products and equity arbitrage and then President in charge of the bank’s proprietary investment business in the United States. Prior to Fortis, Mr. Bernstein was Director in the Equity Derivatives Group at Nomura Securities International specializing in cross-border tax arbitrage, domestic equity arbitrage and structured equity swaps. Mr. Bernstein started his career at Kidder Peabody, where he rose to the level of Assistant Treasurer. Mr. Bernstein also serves as a member of the Board of Directors of XWELL, Inc., the leading airport spa company in the world, based in New York and Petros Pharmaceuticals, Inc. Mr. Bernstein is also a member of the board of Wrap Technologies Inc., a provider of public safety technology and services, based in Florida. Mr. Bernstein holds a B.B.A. from City University of New York (Baruch). Mr. Bernstein was chosen as a director of TAO Synergies because of his extensive experience in the securities industry.

William S. Singer - Director. Mr. Singer served as a Director and Vice-Chairman of the Board for Neurotrope since August 23, 2019. He was a partner in the Chicago office of the law firm of Kirkland & Ellis LLP from 1980 until 2006 and has been of counsel to that firm since that time, concentrating his practice on corporate, real estate, and legislative matters. Mr. Singer currently serves on the Board of Directors of the National Park Foundation. He was appointed by the Secretary of the Interior. Mr. Singer has been prominently active in Chicago public service, serving as an Alderman for several years and as a candidate for Mayor. Mr. Singer was chosen as a director of TAO Synergies because of his lengthy legal and public company experience.

Robert Ephron - Director. Mr. Ephron was appointed to join the Board on August 29, 2025. Mr. Ephron has served as an advisor in advertising and sales at JK Polk Holdings since 2024. He was previously vice president of advertising and sales at Paramount from 2017 to 2023 and vice president of advertising and sales at Viacom from 2015 to 2017. Mr. Ephron served as vice-president and director of Viacom from 2004 to 2015, and was an executive director in International Ad Sales at NewsCorp from 1999 to 2004. Prior to his time at NewsCorp, Mr. Ephron worked as an account executive in Ad Sales at Turner Broadcasting from 1994 to 1999. Mr. Ephron received his Bachelor of Science from the University of Denver. Mr. Ephron was chosen as a director of TAO Synergies because of his notable experience in the advertising and marketing industry.

Director Independence

Our Board has reviewed the materiality of any relationship that each of our directors and director nominees has with the Company, either directly or indirectly. Based upon this review, our Board has determined that the following members of the Board and director nominees are “independent directors” as defined by The Nasdaq Stock Market:

William S. Singer

Bruce T. Bernstein

Robert Ephron

Staggered Board

Our certificate of incorporation provides that our business is to be managed by or under the direction of our Board. Our Board is divided into three classes for purposes of election. One class is elected at each annual meeting of stockholders to serve for a three-year term. Our Board consists of four members classified into three classes as follows: (1) Bruce T. Bernstein constitutes the Class I director and his current term will expire at the 2028 annual meeting of stockholders, (2) Robert Ephron was appointed to the Board in August 2025 and his current term will expire at the 2026 annual meeting of stockholders and (3) Joshua N. Silverman and William S. Singer constitute the Class III directors and their current terms will expire at the 2027 annual meeting of stockholders.

Board Committees

Our Board has established three committees, each of which is composed solely of independent directors:

●	The Audit Committee consists of Mr. Bernstein, as Chairman, Mr. Singer and Mr. Ephron.
●	The Compensation Committee consists of Mr. Bernstein as Chairman, Mr. Singer and Mr. Ephron.
●	The Nominating and Corporate Governance Committee consists of Mr. Singer, as Chairman, Mr. Bernstein and Mr. Ephron.

Each of the Committees has a written charter adopted by the Board; a current copy of each such charter is available to security holders on our website, http://www.taosynergies.com.

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

The Audit Committee of TAO Synergies was established in December 2020 and held four meetings in 2025. The Board has determined that each member of the Audit Committee is an independent director in accordance with the rules of The Nasdaq Stock Market and applicable federal securities laws and regulations. In addition, the Board has determined that Mr. Bernstein is an “audit committee financial expert” within the meaning of Item 407(d)(5) of Regulation S-K and has designated each of them to fill that role. See “— Executive Officers and Directors” above for descriptions of the relevant education and experience of each member of the Audit Committee.

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

The Compensation Committee was established in December 2020 and held two meetings in 2025. The Board has determined that each member of the Compensation Committee is an independent director in accordance with the rules of The Nasdaq Stock Market and applicable federal securities laws and regulations.

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

The Nominating and Corporate Governance Committee was established in December 2020 and held one meeting in 2025. The Board has determined that each member of the Nominating and Corporate Governance Committee is an independent director in accordance with the rules of The Nasdaq Stock Market and applicable federal securities laws and regulations.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers, and any persons who own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the SEC. SEC regulations require executive officers, directors, and greater than 10% stockholders to furnish us with copies of all Section 16(a) forms they file. Based solely on the Company’s review of the copies of such forms furnished or available to the Company, the Company believes that its directors, executive officers, and 10% stockholders complied with all Section 16(a) filing requirements for the year ended December 31, 2025, except for certain Form 4s relating to the issuance of restricted stock units and grants of stock options to our executive officers and directors, and shares withheld by the Issuer to satisfy tax liabilities upon vesting of the aforementioned restricted stock units, which were due no later than August 8, 2025 but were filed on October 17, 2025. The transactions were reported by Dr. Alan Tuchman, M.D. on Form 5, on February 5, 2026.

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

Item 11. Executive Compensation.

This section describes both the current compensation practices of TAO Synergies as well as the historical compensation practices of Synaptogenix.

The following table sets forth information concerning the total compensation paid or accrued by TAO Synergies during the last two fiscal years ended December 31, 2025 to (i) all individuals that served as our principal executive officer or acted in a similar capacity for us at any time during the fiscal year ended December 31, 2025; (ii) the two most highly compensated executive officers other than the principal executive officer who were serving as executive officers at December 31, 2025; and (iii) up to two additional individuals for whom disclosure would have been required pursuant to clause (ii) above but for the fact that the individual was not serving as an executive officer at December 31, 2025 (collectively, the “named executive officers”).

The Compensation Committee of the Board is responsible for determining executive compensation.

Summary Compensation Table

							Non-
							Qualified
	Fiscal Year					Non-Equity	Deferred	All Other
	Ended			Stock	Option	Incentive Plan	Compensation	Compensation
Name & Principal Position	December 31	Salary ($)	Bonus ($)(1)	Awards ($)	Awards ($)(3)	Compensation	Earnings	(2)	Total ($)
Joshua N. Silverman, Executive Chairman	2025	420,000	150,000	1,052,064	173,028	—	—	—	1,795,092
	2024	340,000	—	—	3,760	—	—	—	343,760
Robert Weinstein CFO, Secretary and Executive Vice President	2025	360,600	125,000	193,269	33,644	—	—	80,561	693,074
	2024	348,408	100,000	—	—	—	—	117,468	565,876

(1)	Mr. Silverman was paid a $150,000 bonus on March 27, 2026 for services rendered during the fiscal year ended 2025. Mr. Weinstein was paid a $125,000 bonus on March 27, 2026 for services rendered during the fiscal year ended 2025. Mr. Weinstein was also paid a $100,000 bonus in 2025 for services rendered during the fiscal year ended 2024.
(2)	Mr. Weinstein’s 2025 and 2024 amounts reflect healthcare payments and insurance premiums paid on his behalf.
(3)	These amounts represent the aggregate grant date fair value of options granted to each executive in 2025 computed in accordance with FASB ASC Topic 718.

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

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table

Joshua N. Silverman. On August 14, 2025, the Company entered into an Executive Compensation Agreement (the “Silverman Compensation Agreement”) with Mr. Joshua N. Silverman, effective as of July 1, 2025, pursuant to which Mr. Silverman will serve as the Company’s Executive Chairman.

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

In the event of Mr. Silverman’s death during the term of the Silverman Compensation Agreement, his estate is entitled to receive accrued compensation, any earned unpaid bonus amounts, accelerated vesting of all unvested equity awards, and any other benefits due under the Company’s benefit plans. In addition, the death benefit under the Company’s life insurance program, if any, will be paid to his designated beneficiary or estate. If Mr. Silverman’s employment terminates due to disability, he is entitled to accrued compensation, a prorated target bonus, and continued salary payments for 24 months, along with accelerated vesting of all unvested equity awards and benefits under the Company’s long-term disability insurance plan, if applicable.

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

If Mr. Weinstein’s employment is terminated by TAO Synergies for a reason other than cause or by him for good reason, and subject to his compliance with other terms of the Weinstein Agreement, and certain other conditions, the Company is required to pay Mr. Weinstein a severance amount equal to Mr. Weinstein’s annual base salary, payable in a single lump sum. In addition, if Mr. Weinstein elects health care continuation coverage under COBRA, the Company is obligated to pay for such health insurance coverage for a period of 18 months following the termination of Mr. Weinstein’s employment, at the same rate as it pays for health insurance coverage for its active employees (with Mr. Weinstein required to pay for any employee-paid portion of such coverage). If Mr. Weinstein’s employment is terminated by non-renewal or due to his death or disability, he will be entitled to any unpaid prorated annual bonus for the year in which his employment terminates. Subject to earlier termination by Mr. Weinstein’s death or disability, or by Synaptogenix for cause, the term of Mr. Weinstein’s employment agreement is four years and will be extended automatically for successive one-year periods, unless either party gives written notice of termination to the other party at least 90 days prior to the end of the then-current term.

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

(a)	On April 7, 2021, the Company’s stockholders approved an amendment to the 2020 Plan to increase the total number of shares of Common Stock from 10,000 to an aggregate of 55,000 shares of Common Stock.
(b)	On October 11, 2022, the Company’s stockholders approved an amendment to the 2020 Plan to increase the total number of shares of Common Stock from 55,000 to an aggregate of 175,000 shares of Common Stock.
(c)	On December 6, 2024, the Company’s stockholders approved an amendment to the 2020 Plan to increase the total number of shares of Common Stock from 175,000 to an aggregate of 675,000 shares of Common Stock.
(d)	On August 6, 2025, the Company’s stockholders approved an amendment to the 2020 Plan to increase the total number of shares of Common Stock from 675,000 to an aggregate of 2,675,000 shares of Common Stock.
(e)	On December 18, 2025, the Company’s stockholders approved an amendment to the 2020 Plan to increase the total number of shares of Common Stock from 2,675,000 to an aggregate of 3,175,000 shares of Common Stock.

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

Outstanding Equity Awards at 2025 Fiscal Year-End

The following table shows grants of stock options and grants of unvested stock awards outstanding on the last day of the fiscal year ended December 31, 2025, including both awards subject to performance conditions and non-performance-based awards, to each of the executive officers named in the Summary Compensation Table.

	Option Awards
					Equity
					Incentive
					Plan
					Awards:
	Number Of		Number of		Number of
	Securities		Securities		Securities
	Underlying		Underlying		Underlying
	Unexercised		Unexercised		Unexercised	Option	Option
	Options (#)		Options (#)		Unearned	Exercise	Expiration
Name	Exercisable		Unexercisable		Options (#)	Price ($)	Date
(a)	(b)		(c)		(d)	(e)	(f)

Joshua N. Silverman
Executive Chairman	1,250	(1)	—		—	$246.00	1/13/2031
	60	(2)	—		—	245.00	4/6/2031
	3,000	(3)	—		—	151.75	11/15/2032
	800	(4)	—		—	21.75	3/29/2033
	800	(5)	—		—	5.39	4/8/2034
	1,250	(1)	—		—	$246.00	1/13/2031
	—		36,000	(6)	—	10.38	7/14/2035
Robert
Weinstein
Chief Financial Officer,
Secretary
and
Executive
Vice President	445	(1)	—		—	$246.00	1/13/2031
	3,000	(3)	—		—	151.75	11/15/2032
	—		7,000	(6)	—	10.38	7/14/2035

(1)	The options vested in full on January 13, 2022.
(2)	The options vested in full on April 6, 2022.
(3)	The options vested in full on May 15, 2023.
(4)	The options vested in full on March 29, 2024.
(5)	The options vested in full on April 8. 2025.
(6)	The options will fully vest on July 14, 2026.

Director Compensation

The Company reimburses its directors for all reasonable out-of-pocket expenses incurred in connection with their attendance at meetings of the Board. On March 29, 2023, The Company adopted a new non-employee director compensation policy (the “Director Compensation Policy”). The Director Compensation Policy provides for the annual automatic grant of nonqualified stock options to purchase up to 800 shares of the Company’s Common Stock to each of the Company’s non-employee directors. Such grants shall occur annually on the fifth business day after the filing of the Company’s Annual Report on Form 10-K and shall vest on the one-year anniversary from the date of grant subject to the director’s continued service on the Board on the vesting date. The Director Compensation Policy also provides for the automatic grant of nonqualified stock options to purchase up to 800 shares of the Company’s Common Stock to each newly appointed director following the date of his or her appointment. Such options shall vest as follows: fifty percent (50%) on the date of the grant, twenty-five percent (25%) on the one-year anniversary from the date of the grant, and twenty-five percent (25%) on the second-year anniversary from the date of the grant, subject to the director’s continued service on the Board on the applicable vesting dates. Each non-employee director will also receive an annual retainer: $120,000 for the Chairman of the Board, $100,000 for the Vice Chairman of the Board and $60,000 for each other non-employee board member.

The following table provides information concerning the compensation of the Company’s directors for the year ended December 31, 2025.

				Non-equity
	Fees			incentive	Non-qualified
	earned			plan	deferred	All other
	or paid	Stock	Option	compensation	compensation	Compensation
Name	in cash ($)	awards ($)	awards ($)(1)	($)	earnings ($)	($)	Total ($)
Joshua Silverman (2)	420,000	1,052,064	173,028	—	—	—	1,645,092
Bruce T. Bernstein (3)	130,000	374,307	59,205	—	—	—	563,512
William S. Singer (4)	140,000	229,419	35,174	—	—	—	404,593
Robert Ephron (5)	20,380	54,225	—	—	—	—	74,605

(1)	These amounts represent the aggregate grant date fair value of options granted to each director in 2025 for services performed in 2024 computed in accordance with FASB ASC Topic 718.
(2)	Fees represent payments for consulting services provided by Mr. Silverman and compensation for his position as Chairman of the Board as well as payments for consulting services and compensation for his appointment as Executive Chairman of the Board on June 6, 2025. Mr. Silverman had 41,910 option awards outstanding at December 31, 2025.
(3)	Mr. Bernstein had 17,800 option awards outstanding at December 31, 2025.
(4)	Mr. Singer had 12,810 option awards outstanding at December 31, 2025.
(5)	Mr. Ephron had 0 option awards outstanding at December 31, 2025.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Security Ownership of Certain Beneficial Owners

The following table sets forth information with respect to the beneficial ownership of our Common Stock as of March 26, 2026, by (i) each stockholder known by us to be the beneficial owner of more than 5% of our Common Stock (our only class of voting securities), (ii) each of our directors and executive officers, and (iii) all of our directors and executive officers as a group. To the best of our knowledge, except as otherwise indicated, each of the persons named in the table has sole voting and investment power with respect to the shares of our Common Stock beneficially owned by such person, except to the extent such power may be shared with a spouse. To our knowledge, none of the shares listed below are held under a voting trust or similar agreement, except as noted.

	Common	Percent of
	Stock	Common Stock
	Beneficially	Beneficially
Name and Address of Beneficial Owner(1)	Owned	Owned(2)
More than 5% stockholders:
N/A
Directors and Named Executive Officers:
Joshua N. Silverman(3)	92,591	1.24%
Bruce T. Bernstein(4)	36,697	*	%
William S. Singer(5)	25,376	*	%
Robert Ephron(6)	4,500	*	%
Robert Weinstein(7)	20,011	*	%
All current directors and executive officers as a group (5 persons)	179,175	2.39%

* Represents beneficial ownership of less than 1% of the outstanding shares.

(1)	Unless otherwise indicated, the business address for each stockholder listed is c/o TAO Synergies Inc., 1185 Avenue of the Americas, 3rd Floor, New York, NY 10036.
(2)	Applicable percentage ownership is based on 7,471,931 shares of our Common Stock outstanding, together with securities exercisable or convertible into shares of our Common Stock within 60 days of March 26, 2026 for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. The shares issuable pursuant to the exercise or conversion of such securities are deemed outstanding for the purpose of computing the percentage of ownership of the security holder, but are not treated as outstanding for the purpose of computing the percentage of ownership of any other person.
(3)	Consists of 86,681 shares of Common Stock and options to purchase 5,910 shares of Common Stock that are exercisable within 60 days of March 26, 2026.
(4)	Consists of 30,897 shares of Common Stock and options to purchase 5,800 shares of Common Stock that are exercisable within 60 days of March 26, 2026.
(5)	Consists of 19,566 shares of Common Stock and options to purchase 5,810 shares of Common Stock that are exercisable within 60 days of March 26, 2026.
(6)	Consists of 4,500 shares of Common Stock.
(7)	Consists of 16,566 shares of Common Stock and options to purchase 3,445 shares of Common Stock that are exercisable within 60 days of March 26, 2026.

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

In October 2024, the Company engaged Stephano Slack LLC (“Stephano Slack”) as its independent registered public accounting firm. The following table presents fees for professional audit services rendered by Morison for review of the Company’s interim financial statements for the periods ended March 31, June 30 and September 30, 2024. Fees attributed to the year ended December 31, 2024 consisted of payments to both Morison and Stephano Slack of $145,007 and $33,596, respectively.

	2025	2024
Audit fees:	$140,133	$178,603
Audit related fees:	7,000	—
Tax fees:	—	—
All other fees:	—	—
Total	$147,133	$178,603

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

(a)(3) Exhibits

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibit Number	Description

3.1.1

Amended and Restated Certificate of Incorporation of TAO Synergies Inc. (incorporated by reference from Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 10, 2020)

3.1.2

Certificate of Amendment to Amended and Restated Certificate of Incorporation of Synaptogenix, Inc. (incorporated by reference from Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 4, 2024)

3.1.3

Certificate of Amendment to Amended and Restated Certificate of Incorporation of Synaptogenix, Inc. (incorporated by reference from Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 27, 2025)

3.2	Amended and Restated Bylaws of TAO Synergies, Inc. (incorporated by reference from Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2025)

3.3

Certificate of Designations of Series D Convertible Preferred Stock of Synaptogenix, Inc. (incorporated by reference from Exhibit 3.1 to the Registrant’s Registration Statement on Form S-3 filed with the SEC on July 11, 2025)

3.4

Certificate of Designations of Series E Convertible Preferred Stock of Synaptogenix, Inc. (incorporated by reference from Exhibit 3.1 to the Registrant’s Registration Statement on Form S-3 filed with the SEC on November 12, 2025)

4.1	Form of Series A Common Stock Warrant (incorporated by reference from Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on October 9, 2020)

4.2	Form of Series B Common Stock Warrant (incorporated by reference from Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on October 9, 2020)

4.3	Form of Series C Common Stock Warrant (incorporated by reference from Exhibit 4.3 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on October 9, 2020)

4.4	Form of Series D Common Stock Warrant (incorporated by reference from Exhibit 4.4 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on October 9, 2020)

4.5	Form of Series F Warrant (incorporated by reference from Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 22, 2021)

4.6	Form of Series G Warrant (incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 16, 2021)

4.7	Form of Pre-Funded Warrant (incorporated by reference from Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 22, 2021)

4.8	Form of Pre-Funded Warrant (incorporated by reference from Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 16, 2021)

4.9	Form of Broker Warrant (incorporated by reference from Exhibit 4.4 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 22, 2021)

4.10	Form of Broker Warrant (incorporated by reference from Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 16, 2021)

4.11	Form of Series B Warrant (incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 18, 2022)

4.12	Form of Series C Warrant (incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 11, 2024)

4.13

Form of First Amendment to 2024 Placement Agent Warrant, dated August 14, 2025, by and between the Company and the Investors thereto (incorporated by reference from Exhibit 4.7 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2025)

4.14

Form of Series C Warrant Amendment, dated June 9, 2025, by and between and the Company and the Investors thereto (incorporated by reference from Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 9, 2025)

4.15

Form of Second Amendment to Series C Warrant, dated August 14, 2025, by and between the Company and the Investors thereto (incorporated by reference from Exhibit 4.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2025)

4.16	Form of Series D Warrant (incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 9, 2025)

4.17

Form of First Amendment to Series D Warrant, dated August 14, 2025, by and between the Company and the Investors thereto (incorporated by reference from Exhibit 4.5 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2025)

4.18	Form of Consultant Warrant (incorporated by reference from Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 9, 2025)

4.19	Form of Placement Agent Warrant (incorporated by reference from Exhibit 4.3 to the Registrant’s Registration Statement on Form S-3, filed with the SEC on July 11, 2025)

4.20

Form of First Amendment to 2025 Placement Agent Warrant, dated August 14, 2025, by and between the Company and the Investors thereto (incorporated by reference from Exhibit 4.6 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2025)

4.21	Form of Senior Indenture (incorporated by reference from Exhibit 4.3 to the Registrant’s Registration Statement on Form S-3, filed with the SEC on August 14, 2025)

4.22	Form of Subordinated Indenture (incorporated by reference from Exhibit 4.4 to the Registrant’s Registration Statement on Form S-3, filed with the SEC on August 14, 2025)

4.23	Form of Series E Warrant (incorporated by reference from Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 14, 2025)

4.24	Form of Placement Agent Warrant (incorporated by reference from exhibit 4.2 to the Registrant’s Registration Statement on Form S-3 filed with the SEC on November 12, 2025)

4.25	Form of Consultant Warrant (incorporated by reference from Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2025)

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

10.8†	2020 Equity Incentive Plan of Synaptogenix, Inc. (incorporated by reference from Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 10, 2020)

10.9†	TAO Synergies Inc. Amended and Restated 2020 Equity Incentive Plan (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 8, 2025)

10.10†	First Amendment to the Synaptogenix, Inc. 2020 Equity Incentive Plan (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 8, 2021)

10.11†

Second Amendment to the Synaptogenix, Inc. 2020 Equity Incentive Plan (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 13, 2022)

10.12†

Form of Stock Option Agreement under 2020 Equity Incentive Plan of Synaptogenix, Inc. (incorporated by reference from Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 10, 2020)

10.13†

Employment Agreement, dated as of October 1, 2013, between Neurotrope, Inc. and Robert Weinstein (assumed by Synaptogenix, Inc. on December 7, 2020) (incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on March 30, 2021)

10.14†	Non - employee Director Compensation Policy (incorporated by reference from Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 15, 2023)

10.15†

Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on March 30, 2021)

10.16†

Form of Executive Compensation Agreement, effective as of July 1, 2025, by and between the Company and Josh Silverman (incorporated by reference from Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2025)

10.17

Amended and Restated Technology License and Services Agreement among Neurotrope BioScience, Inc., Blanchette Rockefeller Neurosciences Institute and NRV II, LLC, made as of February 4, 2015 (incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on March 30, 2021)

10.18

Amendment to Amended and Restated Technology License and Services Agreement among Neurotrope BioScience, Inc., Blanchette Rockefeller Neurosciences Institute and NRV II, LLC, dated November 12, 2015 (incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on March 30, 2021)

10.19

Second Amendment to the Amended and Restated Technology License by and between Neurotrope BioScience, Inc. and Cognitive Research Enterprises, Inc., dated November 29, 2018 (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on March 30, 2021)

10.20

Securities Purchase Agreement, dated January 21, 2021, by and among Synaptogenix, Inc. and the Buyers signatory thereto (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on January 22, 2021)

10.21

Securities Purchase Agreement, dated June 14, 2021, by and among Synaptogenix, Inc. and the Buyers signatory thereto (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on June 16, 2021)

10.22

Securities Purchase Agreement, dated November 17, 2022, by and among Synaptogenix, Inc. and the investors named therein (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 18, 2022)

10.23

Securities Purchase Agreement, dated as of September 10, 2024, by and among Synaptogenix, Inc. and the investors named therein (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 10, 2024)

10.24

Securities Purchase Agreement, dated June 9, 2025, by and among Synaptogenix, Inc. and the investors named therein (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 9, 2025)

10.25

Securities Purchase Agreement, dated October 13, 2025, by and among TAO Synergies Inc. and the investors named therein (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 14, 2025)

10.26

Registration Rights Agreement, dated January 21, 2021, by and among Synaptogenix, Inc. and the Buyers signatory thereto (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on January 22, 2021)

10.27

Registration Rights Agreement, dated June 14, 2021, by and among Synaptogenix, Inc. and the Buyers signatory thereto (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on June 16, 2021)

10.28

Registration Rights Agreement, dated November 17, 2022, by and among Synaptogenix, Inc. and the buyers named therein (incorporated by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 18, 2022)

10.29

Registration Rights Agreement, dated as of September 10, 2024, by and among Synaptogenix, Inc. and the investors named therein (incorporated by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 11, 2024)

10.30

Registration Rights Agreement, dated as of June 9, 2025, by and among Synaptogenix, Inc. and the investors named therein (incorporated by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 9, 2025)

10.31

Registration Rights Agreement, dated as of October 13, 2025, by and among TAO Synergies Inc. and the investors named therein (incorporated by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 14, 2025)

10.32

Engagement Letter, dated January 20, 2021, by and between Synaptogenix, Inc. and Katalyst Securities LLC (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K, filed on January 22, 2021)

10.33

Engagement Letter, dated June 14, 2021, by and between Synaptogenix, Inc. and Katalyst Securities LLC (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K, filed on June 16, 2021)

10.34

Engagement Letter, dated June 9, 2025 by and between Synaptogenix, Inc. and GP Nurmenkari Inc. (incorporated by reference from Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 9, 2025)

10.35

Engagement Letter, dated September 25, 2025 by and between TAO Synergies Inc. and GP Nurmenkari Inc. (incorporated by reference from Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 14, 2025)

10.36

Placement Agency Agreement, dated January 21, 2021, by and between Synaptogenix, Inc., and GP Nurmenkari Inc. (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K, filed on January 22, 2021)

10.37

Consulting Services Agreement, dated June 8, 2025, by and between the Company, James Altucher and Z-List Media, Inc. (incorporated by reference from Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 9, 2025)

10.38

Consulting Services Agreement, dated August 16, 2025, by and between TAO Synergies Inc., OSS Capital LLC and Joseph Jacks (incorporated by reference from Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2025)

10.39*	Custodial Services Agreement, dated June 18, 2025, as amended on November 25, 2025 by and between the Company and Bitgo Trust Company, Inc.

10.40*	Master Purchase Agreement, dated June 18, 2025, by and between the Company and Bitgo Prime LLC

10.41*	Staking and Delegation Technology Services Agreement, dated November 5, 2025, by and between the Company and Yuma Validator, LLC

19.1	Synaptogenix, Inc. Insider Trading Policy (incorporated by reference from Exhibit 19.1 to the Registrant’s Annual Report on Form 10-K filed with the SEC on April 1, 2024)

21.1*	Subsidiaries of the Company

23.1*	Consent of Stephano Slack LLC

31.1*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive Officer

31.2*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Financial and Accounting Officer

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

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, thereunto duly authorized in the City of New York, New York, on March 31, 2026.

TAO SYNERGIES INC.

By:	/s/ Joshua N. Silverman
Joshua N. Silverman
Executive Chairman
(principal executive officer)

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Joshua N. Silverman and Robert Weinstein (with full power to act alone), as his true and lawful attorneys-in-fact and agents, with full powers of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes, lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ Joshua N. Silverman	Executive Chairman and Director	March 31, 2026
Joshua N. Silverman	(Principal Executive Officer)

/s/ Robert Weinstein	Chief Financial Officer	March 31, 2026
Robert Weinstein	(Principal Financial and Principal Accounting Officer)

/s/ Bruce T. Bernstein	Director and Vice-Chairman of the Board	March 31, 2026
Bruce T. Bernstein

s/ William S. Singer	Director	March 31, 2026
William S. Singer

s/ Robert Ephron	Director	March 31, 2026
Robert Ephron

TAO SYNERGIES INC.

CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of TAO Synergies Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of TAO Synergies, Inc. (the Company) as of December 31, 2025 and 2024, and the related statements of comprehensive loss, stockholders’ equity, and cash flows for the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the consolidated financial statements taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of preferred stock and bifurcated embedded derivative

As discussed in Note 7 to the consolidated financial statements, on August 7, 2023, the Company sold 22,000 shares of Series H-7 Convertible Preferred Stock (“SeriesH-7 Preferred Stock”), with various embedded features. The Preferred Stock was determined to be more akin to a debt-like host than an equity-like host. The Company concluded that the embedded features were not clearly and closely related to the debt host instrument and thus were deemed to be bifurcated embedded derivatives (“Embedded Derivative”). The Embedded Derivative liabilities are measured at fair value at inception and then are required to be re-measured and reported at fair value at each reporting period. Management’s estimate of the Embedded Derivative liabilities as of December 31, 2025 was $10,000.

As discussed in Note 7 to the consolidated financial statements, on August 4, 2025, the Company sold 7,000 shares of Series I Convertible Preferred Stock (“Series I Preferred Stock”), with various embedded features. The Preferred Stock was determined to be more akin to a debt-like host than an equity-like host. The Company concluded that he embedded features were not clearly and closely related to the debt host instrument and thus were deemed to be bifurcated embedded derivatives (“Embedded Derivative”). The Embedded Derivative liabilities are measured at fair value at inception and then are required to be re-measured and reported at fair value at each reporting period. Management’s estimate of the Embedded Derivative liabilities at inception and as of December 31, 2024 was $24,000 and 23,000. The estimated fair value of the Series F-1 Preferred Stock at issuance was $8,483,000.

Management applies considerable judgment in selecting assumptions used to estimate the fair value of Preferred Stock and Embedded Derivative liabilities and changes in market conditions or variations in certain assumptions could result in significant fluctuations in the estimate. Management estimates fair value of the Preferred Stock and Embedded Derivative liabilities using a Monte Carlo simulation model, with the following inputs: the fair value of the Company’s common stock on the issuance date and re-measurement date, estimated equity volatility, estimated traded volume volatility, the time to maturity, a discounted market interest rate, a dividend rate, a penalty dividend rate, and probability of default. The fair value of the bifurcated derivative liabilities was estimated utilizing the with and without method which uses the probability weighted difference between the scenarios with the derivative and the plain vanilla maturity scenario without a derivative.

Given the inherent uncertainty in selecting assumptions and the complexity of the calculations, we have determined that management’s valuation of the Preferred Stock and Embedded Derivative liabilities is a critical audit matter which required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the judgments made and the reasonableness of the models and assumptions used in the valuation. The audit effort included the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained from these procedures.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included the following:

●With the involvement of our fair value specialists, we developed an independent fair value estimate for a sample and compared our estimate to the Company’s estimate and evaluated any differences. We developed our estimate by evaluating the observable and unobservable inputs used by management or developing independent inputs.
●With the involvement of our fair value specialists, we evaluated the methods, models, and judgments applied by management in the determination of principal assumptions and the calculations of fair value of Preferred Stock and Embedded Derivative liabilities.
●For the re-measurement at December 31, 2025, we evaluated management’s ability to accurately estimate fair value by comparing management’s fair value re-measurements at quarterly reporting dates during 2025 to their fair value re-measurement at December 31, 2025.

/s/ Stephano Slack LLC (PCAOB ID#03523)

We have served as the Company’s auditor since 2024.

Wayne, Pennsylvania

March 31, 2026

TAO SYNERGIES INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2025	2024
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,497,671	$17,656,221
Digital assets	17,927,183	—
Prepaid expenses and other current assets	1,953,904	64,633

TOTAL CURRENT ASSETS	25,378,758	17,720,854

Fixed assets, net of accumulated depreciation	9,309	12,925
Investments in limited partnership interests, at fair value	446,954	—

TOTAL ASSETS	$25,835,021	$17,733,779

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$1,175,323	$317,287
Accrued expenses	638,516	696,980

TOTAL CURRENT LIABILITIES	1,813,839	1,014,267

Warrant liability	9,000	3,766,000
Derivative liability	2,114,000	6,177,000

TOTAL LIABILITIES	3,936,839	10,957,267

Commitments and contingencies

Series C Convertible redeemable preferred stock, $.0001 par value and $1,000 face value, 1,000,000 shares authorized;
0 and 4,285 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively.
Liquidation preference of $0 as of December 31, 2025.	—	912,830

Series D Convertible redeemable preferred stock, $.0001 par value and $1,000 face value, 1,000,000 shares authorized;
679 and 0 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively.
Liquidation preference of $679,000 plus dividends accrued at 5% per annum of $0 as of December 31, 2025.	507,927	—

Series E Convertible redeemable preferred stock, $.0001 par value and $1,000 face value, 1,000,000 shares authorized;
11,000 and 0 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively.
Liquidation preference of $11 million plus dividends accrued at 7% per annum of $0 as of December 31, 2025.	338,774	—

STOCKHOLDERS’ EQUITY
Common stock - 150,000,000 shares authorized, $0.0001 par value; 7,448,343 shares issued and outstanding as of December 31, 2025 and 1,357,165 shares issued and outstanding as of December 31, 2024.	746	137
Additional paid-in capital	97,242,028	53,027,049
Accumulated other comprehensive income	5,702	5,702
Accumulated deficit	(76,196,995)	(47,169,206)

TOTAL STOCKHOLDERS’ EQUITY	21,051,481	5,863,682

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$25,835,021	$17,733,779

The accompanying notes are an integral part of these consolidated financial statements.

TAO SYNERGIES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended	Year Ended
	December 31,	December 31,
	2025	2024
REVENUES:
Revenues from TAO staking	$299,061	$—

OPERATING EXPENSES:
Research and development	322,225	1,598,722
General and administrative	9,023,993	5,212,010
TOTAL OPERATING EXPENSES	9,346,218	6,810,732

OPERATING INCOME (LOSS)	(9,047,157)	(6,810,732)

OTHER INCOME (LOSS):
Interest income	442,913	1,275,885
Share of net loss in equity investment	—	(44,525)
Loss on write-off of available for debt security	—	(2,443,300)
Loss on write-off of equity investment	—	(517,877)
Warrant issuance costs	(1,689,302)	(618,375)
Unrealized loss on digital assets	(10,516,580)	—
Change in fair value of limited partnership investments	(303,046)	—
Loss on issuance of Preferred Stock	(758,691)	(3,812,625)
Change in fair value of warrant liability	(12,418,585)	(829,000)
Change in fair value of derivative liability	5,553,000	1,032,000
TOTAL OTHER INCOME (LOSS)	(19,690,291)	(5,957,817)

Net income (loss) before income taxes	(28,737,448)	(12,768,549)

Provision for income taxes	—	—

Net income (loss)	(28,737,448)	(12,768,549)

Preferred Stock dividends	338,359	789,909

Net income (loss) attributable to common stockholders	$(29,075,807)	$(13,558,458)

Change in fair value of available for sale debt security	—	4,800

Comprehensive loss	$(29,075,807)	$(13,553,658)

PER SHARE DATA:

Basic and diluted net loss per common share	$(8.81)	$(10.99)

Basic and diluted weighted average common shares outstanding	3,300,200	1,233,700

The accompanying notes are an integral part of these consolidated financial statements.

TAO SYNERGIES INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Year Ended December 31, 2024
											Additional
	Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Series D Preferred Stock		Common Stock		Paid-In	Accumulated	Accumulated Other
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Comprehensive Income	Total

Balance January 1, 2024	6,000	$1,236,940	—	$—	—	$—	—	$—	963,389	$96	$57,957,008	$(33,610,748)	$902	$24,347,258

Stock based compensation	—	—	—	—	—	—	—	—	—	—	25,407	—	—	25,407

Issuance of Preferred Stock	—	—	5,000	—	—	—	—	—	—	—	—	—	—	—

Issuance of common stock for consulting fees	—	—	—	—	—	—	—	—	19,557	3	117,998	—	—	118,001

Preferred stock dividends paid	—	396,640	—	69,736	—	—	—	—	—	—	—	(466,376)	—	(466,376)

Deemed dividends on preferred stock	—	271,086	—	52,447	—	—	—	—	—	—	—	(323,533)	—	(323,533)

Preferred stock redemptions and conversions	(6,000)	(6,815,978)	(715)	(801,694)	—	—	—	—	374,219	38	1,430,289	—	—	1,430,327

Accrual of preferred stock and dividend redemption	—	—	—	—	—	—	—	—	—	—	—	—	—	—

Preferred stock accretion	—	4,911,312	—	1,592,341	—	—	—	—	—	—	(6,503,653)	—	—	(6,503,653)

Comprehensive income for the change in fair value of convertible note receivable - investment in debt security	—	—	—	—	—	—	—	—	—	—	—	—	4,800	4,800

Net loss	—	—	—	—	—	—	—	—	—	—	—	(12,768,549)	—	(12,768,549)

Balance December 31, 2024	—	$—	4,285	$912,830	—	$—	—	$—	1,357,165	$137	$53,027,049	$(47,169,206)	$5,702	$5,863,682

	Year Ended December 31, 2025
											Additional
	Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Common Stock		Paid-In	Accumulated	Accumulated Other
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Comprehensive Income	Total

Balance January 1, 2025	—	$—	4,285	$912,830	—	$—	—	$—	1,357,165	$137	$53,027,049	$(47,169,206)	$5,702	$5,863,682

Stock based compensation	—	—	—	—	—	—	—	—	168,471	16	1,393,254	—	—	1,393,270

Exercise of investor warrants	—	—	—	—	—	—	—	—	3,325,409	332	9,958,917	—	—	9,959,249

Issuance preferred stock and warrants	—	—	—	—	5,500	105,341	11,000	—	—	—	4,104,590	—	—	4,104,590

Issuance of common stock for consulting fees	—	—	—	—	—	—	—	—	35,973	4	118,112	—	—	118,116

Issuance of warrants for consulting fees	—	—	—	—	—	—	—	—	—	—	2,082,991	—	—	2,082,991

Accrual of preferred stock dividends	—	—	—	80,363	—	70,922	—	32,083	—	—	—	(183,368)	—	(183,368)

Payment of preferred stock dividends	—	—	—	—	—	(56,926)	—	—	—	—	—	—	—	—

Deemed dividends on preferred stock	—	—	—	106,973	—	—	—	—	—	—	—	(106,973)	—	(106,973)

Preferred stock redemptions and conversions	—	—	(4,285)	(4,851,157)	(4,821)	(1,330,744)	—	—	2,561,325	257	4,546,483	—	—	4,546,740

Preferred stock accretion	—	—	—	3,407,659	—	1,719,334	—	306,691	—	—	(5,433,684)	—	—	(5,433,684)

Modification of Series C Preferred Stock	—	—	—	343,332	—	—	—	—	—	—	6,017,668	—	—	6,017,668

Reclassification of warrants upon amendment	—	—	—	—	—	—	—	—	—	—	21,426,648	—	—	21,426,648

Net loss	—	—	—	—	—	—	—	—	—	—	—	(28,737,448)	—	(28,737,448)

Balance December 30, 2025	—	$—	—	$—	679	$507,927	11,000	$338,774	7,448,343	$746	$97,242,028	$(76,196,995)	$5,702	$21,051,481

The accompanying notes are an integral part of these consolidated financial statements.

TAO SYNERGIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	December 31, 2025	December 31, 2024
CASH FLOW USED IN OPERATING ACTIVITIES
Net income (loss)	$(28,737,448)	$(12,768,549)
Adjustments to reconcile net loss to net
cash used by operating activities
Stock based compensation	1,393,270	25,407
Non-cash revenue from digital assets	(299,061)	—
Unrealized loss on digital assets	10,516,580	—
Change in fair value of limited partnership investments	303,046	—
Warrant issuance costs	1,689,302	618,375
Loss on issuance of Convertible Preferred Stock	758,691	3,812,625
Change in fair value of warrant liability	12,418,585	829,000
Change in fair value of derivative liability	(5,553,000)	(1,032,000)
Share of net loss in equity investment	—	44,525
Loss on write-off of available for debt security	—	2,443,300
Loss on write-off of equity investment	—	517,877
Consulting services paid by issuance of common stock	118,116	118,001
Consulting services paid by issuance of warrants	573,547	—
Depreciation expense	3,616	5,580
Change in assets and liabilities:
(Increase) decrease in prepaid expenses and other current assets	(379,826)	368,128
Increase (decrease) in accounts payable	858,036	(127,346)
(Decrease) increase in accrued expenses	(58,464)	261,089
	22,342,438	7,884,561

Net Cash Used in Operating Activities	(6,395,010)	(4,883,988)

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchase of available for sale debt security	—	(1,000,000)
Purchase of limited partnership investments	(750,000)	—
Purchase of crypto currency	(28,144,702)	—

Net Cash Used in Investing Activities	(28,894,702)	(1,000,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from investor warrant exercises	9,959,249	—
Net proceeds from Series C Convertible Preferred Stock offering	—	4,463,000
Net proceeds from Series D Convertible Preferred Stock offering	4,924,000	—
Net proceeds from Series E Convertible Preferred Stock offering	9,940,000	—
Redemption of Series B Convertible Preferred Stock	—	(7,831,677)
Redemption of Series C Convertible Preferred Stock	(1,430,000)	(801,694)
Dividends on Convertible Preferred Stock	(262,087)	(950,918)

Net Cash Provided by (Used in) Financing Activities	23,131,162	(5,121,289)

NET DECREASE IN CASH AND EQUIVALENTS	(12,158,550)	(11,005,277)

CASH AND EQUIVALENTS AT BEGINNING OF YEAR	17,656,221	28,661,498

CASH AND EQUIVALENTS AT END OF YEAR	$5,497,671	$17,656,221

DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of Common Stock for Series B Convertible Preferred Stock installment conversions	$—	$1,430,327
Accretion of Series B Convertible Preferred Stock to redemption value	$—	$4,911,312
Accretion of Series C Convertible Preferred Stock to redemption value	$3,407,659	$1,592,341
Accretion of Series D Convertible Preferred Stock to redemption value	$1,719,334	$—
Accretion of Series E Convertible Preferred Stock to redemption value	$306,691	$—
Warrant liability upon issuance of Series C Convertible Preferred stock	$—	$2,797,000
Warrant liability upon issuance of Series D Convertible Preferred stock	$5,248,062	$—
Reclassification of warrant liability	$21,426,648	$—
Derivative liability upon issuance of Series C Convertible Preferred stock	$—	$6,096,000
Derivative liability upon issuance of Series D Convertible Preferred stock	$113,000	$—
Derivative liability upon issuance of Series E Convertible Preferred stock	$7,741,000	$—
Reclassification of derivative liability	$6,361,000	$—
Series C Convertible Preferred Stock conversions and redemptions	$4,546,483	$—
Issuance of Consultant Warrants	$2,082,991	$—
Change in fair value of available for sale debt security	$—	$4,800

The accompanying notes are an integral part of these consolidated financial statements.

TAO SYNERGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Organization, Business, Risks and Uncertainties:

Organization and Business

On May 17, 2020, Neurotrope, Inc. (“Neurotrope” or “the Parent”) announced plans for the complete legal and structural separation of its wholly owned subsidiary, Neurotrope Bioscience, Inc., from Neurotrope (the “Spin-Off”). Under the Separation and Distribution Agreement, Neurotrope distributed all of its equity interest in this wholly owned subsidiary to Neurotrope’s stockholders. Following the Spin-Off, Neurotrope does not own any equity interest in the Company, and the Company operates independently from Neurotrope. On December 7, 2020, Neurotrope Bioscience, Inc. became an independent company, Synaptogenix, Inc., a Delaware corporation (“Synaptogenix”) when Synaptogenix filed an amended and restated certificate of incorporation which, among other things, changed its name to Synaptogenix, Inc. (the “Company”).

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

Background on TAO and Bittensor

Bittensor is a public Layer 1 blockchain, called Subtensor, built with the Substrate framework and organized into independent “subnets” where miners produce digital commodities (commonly AI outputs) and validators evaluate them. Depending on the subnet’s incentive mechanism, miners may produce digital commodities that can include, for example, text prompt completions and other question-answer outputs, vector embeddings and related semantic search or ranking outputs, code-related outputs, image generation outputs, and speech-to-text transcription outputs. On chain, an algorithm named Yuma Consensus aggregates validators’ rankings of miners to compute emissions (new tokens minted by the protocol) for miners, validators, stakers, and subnet creators. This mechanism is widely referred to in project materials as Bittensor’s “Proof-of-Intelligence” consensus model. In this context, “consensus” refers to stake-weighted convergence on subnet validator scoring used to allocate emissions and other incentives, and not to transaction ordering or block finality, which are currently provided on Subtensor through a separate proof-of-authority authority set. Subtensor’s transaction ordering and block finality are currently provided by a proof of authority model under which a small, permissioned “authority set” produces and finalizes blocks. TAO is the Network’s native token and is used to pay transaction fees, incentivize subnet participants, and for staking. Staking TAO affects how emissions and incentives are allocated (including by influencing validator stake weight and related reward calculations and, under dTAO (defined below), by staking into a subnet’s on-chain pool to receive that subnet’s alpha token) and may affect governance participation. Staking TAO does not itself validate or finalize Subtensor transactions. TAO is, however, also used for governance (including voting power that may be exercised directly or via delegation) and may be used to create/register subnets under protocol rules.

As of March 26, 2026, TAO’s circulating supply was approximately 10.8 million tokens with a market capitalization of approximately $3.62 billion, according to publicly available sources. The lifecycle of TAO follows a supply schedule. Approximately one block is produced every ~12 seconds, with 1 TAO per block minted before the first halving (about 7,200 TAO/day), and 0.5 TAO per block minted after the first halving (about 3,600 TAO/day). The first halving occurred when total issuance reached 10.5 million TAO on December 15, 2025. TAO is not halved on a daily basis. Instead, the per-block emission rate decreases by 50% when predetermined issuance thresholds are reached. TAO has a hard cap of 21,000,000 tokens. Subtensor transaction fees are paid in TAO. Current public documentation indicates that transaction fees are deducted from total issuance rather than distributed as rewards. Accordingly, subnet miners and subnet validators generally do not receive TAO as transaction-fee awards for validating transactions, and instead earn rewards primarily through protocol emissions. In addition, per current documentation, certain staking-related transactions are described as subject to a percentage-based fee (for example, 0.05% of the TAO amount being staked or unstaked), in addition to any weight-based transaction fees (in this context “weight” is a measure of compute time).

Under the February 13, 2025 Dynamic TAO (dTAO) upgrade, newly issued TAO is first routed to subnets under protocol rules that, as of November 2025, allocate TAO across subnets based on net TAO inflows from staking activity rather than subnet token prices, and staking into a subnet exchanges TAO for that subnet’s alpha token. Subnet alpha tokens are subnet-specific tokens a participant receives when staking TAO into the subnet’s on-chain market pool, and the alpha token to subnet exchange rate is generally determined by the pool’s reserves. Exits convert alpha tokens back to TAO at the prevailing pool exchange rate at the time of conversion, so outcomes are price sensitive. According to current documentation, emissions for each subnet are generally distributed at the end of every approximately 360 blocks, or about 72 minutes, and the subnet’s participant distribution is generally allocated 41% to miners, 41% to validators and their stakers, and 18% to the subnet owner. The Bittensor blockchain does not impose protocol-enforced delays (unbonding periods) in accessing unstaked TAO. That said, custodians, validators, liquidity pools, or other service providers and operational setups may impose operational, contractual, or practical limits on withdrawal timing or liquidity.

The initial Bittensor mainnet “Kusanagi” launched in January 2021, was followed by the “Nakamoto” upgrade in November 2021, then a fork to the current “Finney” chain on March 20, 2023. Subnets went live on October 2, 2023. Governance has transitioned to a bicameral model in which a Triumvirate (employees of the Opentensor Foundation) authors proposals and a Senate (a group of delegates who have elected to participate in proposals) must approve the proposals prior to implementation. The Senate is comprised of the top delegate hotkeys by stake. In this specific context, a “hotkey” is the operational public key used by a participant to conduct on-chain actions (including by a validator), and a “delegate” is a hotkey that accepts delegated TAO from third parties for staking. “Top” refers to the delegate hotkeys with the highest total stake at a given time. Per current documentation, the Senate has 12 seats (although not all must be filled), and a delegate generally must reach at least 2% of total network stake amount through delegation or self-stake and elect to participate in the Senate. If all twelve Senate seats are filled, and a delegate wishes to join, the lowest stake member is replaced. Because Senate membership is stake-based, governance influence may be concentrated among large stakers and delegates.

Cryptocurrency Asset Strategy

In June 2025, the Company adopted a differentiated cryptocurrency treasury strategy focused on the pure play artificial intelligence (AI) crypto coin, TAO, the native cryptocurrency of Bittensor. Bittensor is a decentralized blockchain network for machine learning and AI. This was a shift from our prior approach of holding excess cash (as defined below) primarily in FDIC-insured interest-bearing accounts. We now seek to allocate substantial portions of our excess cash to purchasing TAO, with the goal of obtaining an increased yield on excess cash by staking TAO for revenue generation and capital appreciation, a strategy that underscores our mission to create significant value for shareholders.

To identify “excess cash,” the Company first evaluates its cash, cash equivalents, and short-term investments (collectively, “cash assets”). The Company then estimate the amount of cash assets required to fund approximately 1.5 to 2.0 years of projected operating and working capital needs. Cash assets in excess of this estimated liquidity requirement are considered “excess cash” for purposes of its TAO accumulation strategy. By allocating a substantial portion of its excess cash to TAO, the Company generally mean that we seek to allocate between 75 percent and 100 percent of this excess cash to the purchase of TAO. However, actual allocation levels may vary due to market conditions, the prevailing price of TAO, liquidity needs, and other factors considered by management.

To guide its cryptocurrency asset purchases, the Company’s Board adopted a long-only TAO accumulation strategy and has delegated authority to our Executive Chairman, in consultation with internal personnel and external advisors, to determine the timing, size, and method of TAO purchases with the objective of maximizing tokens per share. Under this authority, management reviews our cash assets, identifies any excess cash as described above, and determines whether to allocate such excess cash to the acquisition of TAO. In addition to using excess cash, the Company’s acquisition strategy may also involve issuing debt or equity securities or undertaking other capital raising transactions, subject to market conditions, with the objective of using the proceeds to purchase additional TAO.

The Company has not established a specific target amount of TAO that we seek to hold. Instead, the Company monitors market conditions, liquidity needs, and financing opportunities in determining whether to make additional TAO purchases in the future. The Company views its TAO holdings as long-term holdings and expect to continue accumulating TAO over time. As of December 31, 2025, approximately 77% of the Company’s treasury holdings were invested in TAO. The Company does not hedge our TAO exposure and has no diversification strategy into other crypto assets. Accordingly, the Company’s treasury strategy currently reflects long-only exposure to TAO. However, the Company is exploring the potential implementation of hedging strategies to manage risks associated with digital asset price volatility; the Company has not implemented any hedging strategies to date, and there can be no assurance that any such strategies will be implemented or, if implemented, effective.

Although a liquid market for TAO exists, the Company has not monetized (i.e., sold) any TAO to date. A majority of the Company’s TAO is staked as soon as trade settlement permits, and the Company currently stakes TAO through two staking providers - tao5 and Yuma. The Company only engages in TAO staking. In the future, the Company may explore additional yield-enhancement strategies, including participation in Bittensor subnets. Any such activity would likely be undertaken with a third-party partner possessing substantial subnet expertise.

Staking Program

The Company stakes its TAO tokens, with the percentage staked varying based on various liquidity and operational considerations, and review this allocation periodically. All staking services are provided through BitGo pursuant to the terms of a Custodial Services Agreement (“CSA”) and the BitGo Staking & Delegation Services Terms (collectively, the “Staking Terms”) which are described below under the heading “Use of Custodians and Storage of TAO Tokens.” In addition, the Company has entered into a non-custodial Staking & Delegation Technology Services Agreement with Yuma Validator, LLC (the “Yuma Agreement”) under which Yuma operates a validator for root subnet staking on the Bittensor network. Yuma does not custody our TAO or any rewards. For 18 months following the effective date of that agreement, the Company is required to delegate at least 90% of total TAO staked, subject to root subnet staking, to a Yuma validator.

Process of Staking

The Custodian currently supports staking TAO to the tao5 and Yuma validators pursuant to its Staking Terms. Under these terms, the Custodian or its designated third-party providers, with input from the Company, stake delegated TAO, and exercise any validation rights and voting rights (which do not include protocol governance or voting rights), and distribute net rewards subject to validator service fees. The Bittensor blockchain does not impose protocol-enforced delays or unbonding periods. The Company does not currently engage in subnet staking or participate in AMM pools, but may do so in the future. Yuma’s role is non-custodial, and its commission rate pursuant to the Yuma Agreement is the publicly posted validator commission on the Bittensor blockchain and may change from time to time.

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

Validators

The Company relies on the Custodian to facilitate our staking activities with respect to TAO tokens. Through its staking services, the Custodian holds and stakes our TAO through its selected validators tao5 and Yuma.

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

How the Company Earns Staking Rewards

As holders of TAO tokens, the Company can stake any amount of the liquidity we hold to a validator. Also known as “delegation”, staking supports validators, because their total stake in the subnet, including stake delegated to them by others, determines their consensus power and their share of emissions. After the validator extracts their take, the remaining emissions are credited back to us in proportion to our stake with that validator. The Company stakes TAO tokens through arrangements facilitated and managed by the Custodian and its selected validators, tao5 and Yuma (together, the “Validators”). For A “Risk Factors—Risks Related to Staking” in this Annual Report on Form 10-K.

Use of Custodians and Storage of TAO Tokens

In June 2025, the Company entered into a Custodial Services Agreement (“CSA”) with BitGo Bank and Trust, N.A. (formerly known as Bitgo Trust Company, Inc. (the “Custodian”), which is a national trust bank chartered and regulated by the Office of the Comptroller of the Currency and licensed to act as a custodian, for a six-month initial term with automatic six-month renewals unless terminated. Termination may occur for convenience with 60 days’ prior written notice or for breach with 30 days’ notice. Assets held under the agreement are generally maintained in segregated custodial accounts, separate from the Custodian’s own assets and other clients’ assets per the CSA. The Custodian provides quarterly electronic account statements and, upon request, will confirm asset holdings. To value TAO held in the Company’s account, the Custodian electronically obtains USD equivalent prices from digital asset market data with amounts rounded up to the seventh decimal place to the right. Insurance coverage maintained by the Custodian is described further below. Access to the Company’s custodial account holding TAO is generally limited to persons designated by the Company through the Custodian’s user interface. The Prime Broker (defined below) is permitted limited access to the Company’s custodial account solely to facilitate the execution of trades of TAO.

In June 2025, the Company also entered into a Master Purchase Agreement (“MPA”) with BitGo Prime LLC (the “Prime Broker”), which is a Delaware limited liability company, to facilitate digital asset trading through the Prime Broker’s proprietary electronic trading system. The agreement operates on a principal-to-principal basis, with each party acting for its own account and not as agent or fiduciary to the other party. All transactions are settled through, and custodied at, the Custodian under the CSA described herein. The Custodian maintains sole and exclusive custody of the Company’s TAO at all times, including during the pendency of trading activity by the Prime Broker. Notwithstanding the Company’s use of the Prime Broker to facilitate trading activities, the Prime Broker does not at any time take custody, possession, or control of the Company’s TAO assets. Pursuant to the MPA, upon confirmation of a trade, settlement occurs on a delivery-versus-payment basis, whereby the Prime Broker facilitates the simultaneous exchange of U.S. dollars from the Company’s custodial account maintained with the Custodian in consideration for the delivery of the corresponding TAO tokens to such account. This settlement mechanism is designed to mitigate counterparty risk by ensuring that the transfer of funds and digital assets occurs concurrently and that the Company’s TAO assets remain in the custody of the Custodian throughout the transaction lifecycle. Access to the Company’s trading account is generally restricted to users it designates. The Prime Broker uses the Custodian’s balance inquiry functionality to verify the existence of sufficient assets before executing trades. The MPA terminates automatically upon termination of the CSA, and the Prime Broker reserves the right to suspend or modify services at its discretion.

The TAO Daily

On September 22, 2025, the Company announced the launch of The TAO Daily, its comprehensive media, news, and insight platform dedicated to Bittensor (TAO) and the TAO ecosystem. The TAO Daily platform aims to highlight the Bittensor ecosystem developments and provide transparency into the rapidly growing world of decentralized AI. The platform also aims to centralize resources useful to TAO users and investors. Additionally, a new podcast, The TAO Pod, is hosted by James Altucher and Joseph Jacks, well-known TAO ecosystem leader and crypto treasury advisor to the Company.

Strategic Investments in Yuma

On October 24, 2025, the Company entered into subscription agreements (“Subscription Agreements”) with Yuma Subnet Composite Onshore Fund, L.P. (“YSCO”) and Yuma Large Cap Subnet Onshore Fund, L.P. (“YLCSO”), pursuant to which the Company agreed to purchase from YSCO a 29,794.9626 share interest at a price of $12.59 per share, representing 7.5% of YSCO’s issued and outstanding share capital and agreed to purchase from YLCSO a 32,425.1615 share interest at a price of $11.57 per share, representing 7.5% of YLCSO’s issued and outstanding share capital. Pursuant to the terms of the Subscription Agreements, the Company’s contributions were made in TAO which were exchanged for units in the partnership, in order to enhance the Company’s exposure to subnets in the Bittensor ecosystem.

Consultant Engagements

Consulting Agreement with James Altucher and Z-List Media

On June 8, 2025, the Company entered into a consulting agreement (the “Altucher Consulting Agreement”) with James Altucher and Z-List Media, Inc., wholly-owned by James Altucher, pursuant to which Mr. Altucher will assist the Company with, among other things, crypto portfolio management; investor relations; strategic planning; deal flow analysis and advice related to sector growth initiatives. The Altucher Consulting Agreement has a term of one year.

In connection with the entry into the Altucher Consulting Agreement, the Company issued to Mr. Altucher warrants to purchase up to an aggregate of 1,200,000 shares of Common Stock, consisting of: (i) a warrant to purchase up to 400,000 shares of Common Stock at an exercise price of $4.00 per share (the “First Tranche Warrant”), (ii) a warrant to purchase up to 200,000 shares of Common Stock at an exercise price of $6.00 per share (the “Second Tranche Warrant”), (iii) a warrant to purchase up to 200,000 shares of Common Stock at an exercise price of $8.00 per share (the “Third Tranche Warrant”) and (iv) a warrant to purchase up to 400,000 shares of Common Stock at exercise price of $12.00 per share (the “Fourth Tranche Warrant” and together the First Tranche Warrant, the Second Tranche Warrant and the Third Tranche Warrant, the “Consultant Warrants”) with each warrant subject to exercisability, forfeiture and such other terms as set forth therein. The shares of Common Stock issuable upon exercise of the Consultant Warrants are referred to herein as the “Consultant Warrant Shares.”

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

Consulting Agreement with Joseph Jacks

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

Liquidity Uncertainties

As of December 31, 2025, the Company had approximately $5.5 million in cash and cash equivalents and approximately $17.9 million in digital asset value as compared to $17.7 million of cash and cash equivalents at December 31, 2024. The Company expects that its current cash and cash equivalents and TAO token market value, approximately $27 million as of the date –the consolidated financial statements were issued, will be sufficient to support its projected operating requirements and financial commitments for at least one year from the date the consolidated financial statements were issued. The operating requirements include the current plans for increasing its TAO holdings and staking while determining its strategy for Bryostatin-1, the Company’s novel drug candidate targeting the activation of Protein Kinase C Epsilon. The financial commitments include the potential redemption of the Series D and the Series E Convertible Preferred Stock for cash.

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

Other Risks and Uncertainties

The Company operates in an industry that is subject to rapid technological change, intense competition, and significant government regulation. The Company’s operations are subject to significant risk and uncertainties including financial, operational, technological and regulatory risks. Such factors include, but are not necessarily limited to, market conditions of, and overall sentiment towards, the cryptoeconomy, the ability to obtain favorable licensing, manufacturing or other agreements, including risk associated with the Company’s Cognitive Research Enterprises, Inc. (formerly known as the Blanchette Rockefeller Neurosciences Institute, or BRNI) (“CRE”) licensing agreement, and the ability to raise capital to achieve strategic objectives. The Company maintains its digital assets with a third-party custodian. As a result, the Company is exposed to custodial concentration risk related to the safekeeping and access to such assets. For a broader discussion of risks affecting the Company and its business, see Item 1A, “Risk Factors,” in this Annual Report on Form 10-K.

Note 2 – Summary of Significant Accounting Policies:

Basis of Presentation:

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”).

Use of Estimates:

The preparation of consolidated financial statements in conformity with GAAP requires management to make significant estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of expenses during the reporting period. Management evaluates its estimates on an ongoing basis using historical experience and other factors, including the general economic environment and actions it may take in the future. The Company adjusts such estimates when facts and circumstances dictate. However, these estimates may involve significant uncertainties and judgments and cannot be determined with precision. In addition, these estimates are based on management’s best judgment at a point in time and as such these estimates may ultimately differ from actual results.

Comprehensive Income (Loss)

The Company follows Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 220 in reporting comprehensive income (loss). Comprehensive income (loss) is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income (loss). Since the

Company has items of other comprehensive income (loss), comprehensive income (loss) has been reflected in the Company’s consolidated financial statements.

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

As all potentially dilutive securities were anti-dilutive as of December 31, 2025 and 2024, diluted net loss per share is the same as basic net loss per share for all periods presented.

The weighted average dilutive securities that have been excluded from the calculation of diluted net loss per share for the years ended December 31, 2025 and 2024, respectively, are as follows:

	December 31,
	2025	2024
Common Stock Options	64,262	32,008
Convertible Preferred Stock	1,288,976	350,264
Common Stock Warrants	3,133,139	694,585
Total	4,486,377	1,076,857

Cash and Cash Equivalents and Concentration of Credit Risk:

The Company considers all highly liquid cash investments with an original maturity of three months or less when purchased to be cash equivalents. At December 31, 2025, the Company’s cash balances that exceed the current insured amounts under the Federal Deposit Insurance Corporation (“FDIC”) were approximately $0.1 million. In addition, approximately $5.2 million included in cash and cash equivalents were invested in a money market fund and in U.S. treasury bills, and approximately $19.9 million in cryptocurrency, at market value, which is not insured under the FDIC.

Investment in Limited Partnership Interests

As permitted under Accounting Standards Codification (“ASC”) Topic 825 - Financial Instruments (“ASC 825”), the Company has elected the fair value option for its investment in limited partnership interests which otherwise would be subject to ASC Topic 323 - Investment - Equity Method and Joint Ventures. Pursuant to ASC Topic 820 - Fair Value Measurement, because the investments do not have a readily determinable fair value the Company has elected to use net asset value per share or its equivalent (“NAV”) as a practical expedient to measure the Company’s investment at fair value, unless it is probable that the investment will be sold at a value different from its NAV, so long as the investee entity calculates NAV in a manner consistent with the measurement principles established by ASC Topic 946, Financial Services—Investment Companies. The Company uses the practical expedient and, accordingly, measures its investments at fair value each reporting period based on the NAV reported by the investee entities.

Digital Assets

Effective January 1, 2025, the Company adopted ASU 2023-08, Intangibles—Goodwill and Other—Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets. Under this guidance, in-scope crypto assets are measured at fair value each reporting period, with changes in fair value recognized in net income. The Company’s digital assets, which are comprised solely of TAO tokens, meet the scope requirements of ASU 2023-08.

TAO tokens are divisible into partial tokens and are presented rounded to the nearest one-hundredth of a token, however, for presentation purposes, token amounts presented in the table below are rounded to the nearest whole token. The following table summarizes the Company’s digital asset holdings as of December 31, 2025:

Assets	Tokens	Cost Basis	Fair Market Value	Unrealized Loss
Staked TAO	59,108	$20,457,460	$13,030,681	$7,644,156
Un-staked TAO	22,211	7,687,245	4,896,504	2,872,424
Totals	81,319	$28,144,705	$17,927,186	$10,516,580

Segments

The Company currently operates in one segment. The Company has included digital asset operations in its non-segmented corporate activities. See Note 10 - Segment Reporting for further discussion.

Fair Value of Financial Instruments:

The carrying amounts reflected in the balance sheets for prepaid expenses and payables approximate fair value due to the short maturities of these instruments. The carrying amounts for warrant liability and derivative liability approximate fair value and are classified within Level 3 of the fair value hierarchy. The carrying amounts for digital assets approximate fair value based on level 1 of the fair value hierarchy.

Certain assets and liabilities are carried at fair value under GAAP. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Financial assets and liabilities carried at fair value are classified in one of the following three levels of the fair value hierarchy:

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

Fair value is determined using quoted prices in active markets for identical assets (Level 1 inputs) when available. The Company determines the principal market for its digital assets based on the market with the greatest volume and level of activity, which is currently determined to be the market accessible through its custodial platform. If quoted prices are not available in active markets, the Company would utilize other observable inputs or valuation techniques consistent with ASC 820.

Digital assets are classified as current or noncurrent based on the Company’s intent and ability to liquidate the assets to meet liquidity needs within one year.

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

Accounting for Digital Assets

Fair Market Value

Digital assets are measured at their fair market values using the last close price of the day in the Coordinated Universal Time (“UTC”) time zone at each reporting period end for balance sheet purposes. The Company’s digital assets are presented as current assets. The majority of the Company’s digital assets are staked with no lock-up period, and are considered current assets in accordance with ASC 210-10-20, because the Company is able to sell them in a liquid marketplace and reasonably expects to realize them in cash during the normal operating cycle of its business, if needed to support operations.

Cost Basis

The cost basis of the Company’s digital assets is measured at fair value based on the spot price at the time of receipt, consistent with the applicable guidance under ASC 350-60. The Company has elected to adopt the First-In, First-Out (“FIFO”) method for determining the cost basis of digital assets disposed of. Under this method, the digital assets acquired first are deemed to be disposed of. Realized gains and losses from the disposal of digital assets are included in other income in the Consolidated Statements of Comprehensive Loss. The Company had no realized gains or losses from the disposal of digital assets for the years ended December 31, 2025 and 2024.

Revenue Recognition - Digital Assets

The Company engages in network-based smart contracts by staking (or delegating) its digital assets with third party validator nodes. Through these contracts, the Company provides digital assets to stake on a node for the purpose of validating transactions and adding blocks to a respective blockchain network. The term of a smart contract can vary based on the rules of the respective blockchain and can be from immediate to several weeks after it is cancelled (or “un-staked”) by the delegator and requires that the crypto assets staked remain locked up during the duration of the smart contract. The Company stakes its TAO directly from qualified custody with BitGo Trust, enabling yield generation while maintaining the highest standards of security and regulatory compliance. As of December 31, 2025, the Company’s staked assets have immediate terms, meaning there is no lock-up period upon the asset being un-staked.

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

The Company considers the provision of staking services to be an output of the Company’s ordinary activities and accounts for staking rewards under ASC 606. Each separate validation under a smart contract with a network represents a performance obligation. The satisfaction of the performance obligation for processing and validating blockchain transactions occurs at a point in time when confirmation is received from the network indicating that the validation is complete, and the awards are available for transfer. At that point, the fair value of the staking reward is recognized and recorded as revenue. Staking rewards are noncash consideration and are measured at fair value at the time control is obtained, using quoted market prices of the underlying digital asset The Company presents staking revenue on a gross basis as it has determined it is acting as a principal in the transaction, as it controls the validation services prior to transfer of the rewards. Once the reward has been acquired by the Company, the tokens are added to the Company’s digital asset holdings and their fair value is accounted for in accordance with ASC 820.

Fixed Assets and Leases:

The Company has one lease which has a remaining term of six months during the reporting period. The Company has deemed the lease immaterial and has not recorded it as an obligation on the balance sheet nor a right-of-use asset. The total remaining future expense relating to this lease is approximately $36,000.

Fixed assets are stated at cost less accumulated depreciation. Depreciation is computed on a straight line basis over the estimated useful life of the asset, which is deemed to be between three and ten years.

Research and Development Costs:

All research and development costs, including costs to maintain or expand the Company’s patent portfolio licensed from CRE are expensed when incurred. Non-refundable advance payments for research and development are capitalized because the right to receive those services represents an economic benefit. Such capitalized advances will be expensed when the services occur and the economic benefit is realized. There were no capitalized research and development services at December 31, 2025 and 2024.

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

The Company applies the provisions for accounting for uncertainty in income taxes recognized in an enterprise’s consolidated financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company has determined that there are no significant uncertain tax positions requiring recognition in the accompanying consolidated financial statements. The tax period that is subject to examination by major tax jurisdictions is generally three years from the date of filing.

The Company had federal and state operating loss carryforwards for income tax purposes of approximately $110 million and approximately $111 million, respectively, for the period from October 31, 2012 (inception) through December 31, 2025. The net operating loss carryforwards and other deferred tax assets resulted in federal and state deferred tax assets of approximately $38.6 million at December 31, 2025. Deferred tax assets also include the income tax effects of share-based payments that are expected to result in future tax deductions under existing tax law. All deferred tax assets are fully offset by a valuation allowance.

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

The Company has concluded that there are no significant uncertain tax positions requiring recognition in the accompanying consolidated financial statements. The tax period that is subject to examination by major tax jurisdictions is generally three years from the date of filing.

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

The current and deferred income tax expense (benefit) for the years ended December 31, 2025, and 2024 is as follows:

For the Years Ended December 31,
	2025	2024
Current expense (benefit):
Federal	$—	$—
State	—	—
Total current expense (benefit)	—	—
Deferred expense (benefit):
Federal	—	—
State	—	—
Total deferred expense (benefit)	—	—
Total income tax expense (benefit)	$—	$—

The following table reconciles the amount of reported income tax expense from continuing operations to the amount computed by applying the U.S. federal statutory income tax rate of 21.0% to income before income taxes. Under ASU 2023-09, taxes imposed by U.S. state and local jurisdictions are presented in state and local income tax, net of federal effect. The changes in valuation allowances category generally reflects U.S. federal valuation allowance activity.

The Company’s effective tax rate for the year ended December 31, 2025 was 0%, compared with the 21.0% U.S. federal statutory income tax rate. The difference between the statutory rate and the effective tax rate primarily related to (1) nondeductible items and (2) valuation allowance activity.

A reconciliation of the Company’s statutory income tax rate to the Company’s effective income tax rate is as follows:

Presented under ASU 2023-09:

	For the Years Ended December 31,
	2025
	Amount	Percent
US Federal Statutory Rate	$(6,034,864)	21.00%
Net State and Local Taxes (Net of Federal Income Tax Effect)	—	0.00%
Foreign Tax Effects
N/A	—	0.00%
Effects of Changes in Tax Laws or Rates Enacted in the Current Period	—	0.00%
Effects of Cross-Border Tax Laws
N/A	—	0.00%
Tax Credits
N/A	—	0.00%
Change in valuation allowance	4,151,706	(14.45)%
Nontaxable or nondeductible items	—
Meals & Entertainment	2,884	(0.01)%
Entertainment	—	0.00%
Change in FV of Derivative Liability	(1,166,130)	4.06%
Revaluation of Warrants	2,962,656	(10.31)%
Loss on Series C Preferred Stock	159,325	(0.55)%
Changes in Unrecognized Tax Benefits
N/A	—	0.00%
Other Adjustments	(75,578)	0.26%
Income tax expense (benefit) attributable to continuing operations	$—	0.00%

Legacy presentation prior to adoption:

For the year ended December 31,
2024
Loss from continuing operations before taxes on income	$(12,768,549)
Tax rate	21%
Computed “expected” tax benefit	(2,681,395)
State taxes, net of federal income tax benefit	(606,371)
Change in fair value of warrant and derivative liabilities	89,774
Loss on Series C Preferred Stock	800,651
Change in valuation allowance	2,779,381
Deferred Rate Change	(272,056)
Other adjustments	—
Return to provision	(109,983)
Income tax expense (benefit) attributable to continuing operations	$—

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2025 and 2024 are as follows:

	For the years ended December 31,
	2025	2024
Net operating loss carryforward	31,799,685	29,153,925
Stock-based compensation	2,763,592	2,135,087
Depreciation	533	330
Accrued Bonus	140,550	73,086
Yuma Partnership Investment	85,186	—
Unrealized (Gain)/Loss on Marketable Securities	326	—
Unrealized (Gain)/Loss in TAO	2,956,211	—
Capitalized Research Costs	826,300	1,652,601
Net deferred income tax assets	38,572,383	33,015,029
Less:
Valuation Allowance	(38,572,383)	(33,015,029)
Net deferred income tax assets	—	—

Income taxes paid, net of refunds received, were $0 and $0 for tax years 2025 and 2024 respectively.

Recently Adopted Accounting Pronouncements:

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities to disclose significant segment expenses and other segment items on an interim and annual basis, and provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. The ASU does not change how a public entity identifies its operating segments, aggregates them, or applies the quantitative threshold to determine its reportable segments. The new disclosure requirements are also applicable to entities that account and report as a single operating segment entity. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. The Company adopted the guidance for the annual reporting period ended December 31, 2024. There was no impact on the Company’s reportable segments identified and additional required disclosures have been included in Note 10, Segment Reporting in the Notes to Consolidated Financial Statements.

In December 2023, the FASB also issued ASU 2023 - 08, Intangibles - Goodwill and Other - Crypto Assets (Subtopic 350 - 60): Accounting for and Disclosure of Crypto Assets, which requires public entities to measure in - scope cryptocurrency assets at fair value in the statement of financial position, and to recognize gains and losses from changes in the fair value of cryptocurrency in net income each reporting period. ASU 2023 - 08 will also require entities to provide certain interim and annual disclosures with respect to their cryptocurrency holdings. The standard is effective for our interim and annual periods beginning January 1, 2025, with a cumulative - effect adjustment to the opening balance of retained earnings as of the beginning of the annual reporting period in which we adopt the guidance. The Company adopted ASU 2023 - 08 on January 1, 2025. Because the Company did not acquire cryptocurrency assets until June 2025, there was no cumulative - effect adjustment upon adoption; however, the guidance changed the Company’s accounting for such assets on a prospective basis.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures which requires public entities to disclose specific categories in the effective tax rate reconciliation, as well as expanded disclosures on income taxes paid by jurisdictions. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-09 in its annual consolidated financial statements for the year ending December 31, 2025.

Recently Issued Accounting Pronouncements:

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (Topic 220), which requires disclosure in the notes to consolidated financial statements about specific types of expenses included in the expense captions presented on the face of the statement of operations. The requirements of the ASU are effective for annual periods beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The requirements will be applied prospectively with the option for retrospective application. The Company is currently evaluating the impact related to the adoption of ASU 2024-03 on its financial statement disclosures.

In December 2025, the FASB issued ASU 2025 - 12, Codification Improvements to address suggestions received from stakeholders on the Accounting Standards Codification and to make other incremental improvements to U.S. GAAP. The update represents changes to the Codification that (1) clarify, (2) correct errors, or (3) make minor improvements. The amendments make the Codification easier to understand and apply. The guidance is effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years. On January 1, 2024, the Company early adopted this standard. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

Note 3– Collaborative Agreements and Commitments:

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

The Company stakes its TAO holdings and, as a result, earns a return on its staking which is received in additional TAO tokens. Staking rewards are recognized as income when earned and when control of the additional tokens is obtained. TAO tokens received through staking represent noncash investing and operating activity and are excluded from cash flows from operations.

It was determined that TAO is considered an intangible asset pursuant to ASU 2023-08. Digital assets within the scope of ASU 2023-08 are not subject to impairment under ASC 360 and are instead measured at fair value each reporting period. As such, the Company is accounting for the value of TAO investments and TAO earned through staking activities as a current asset, as management actively manages these holdings as part of its treasury strategy and intends and has the ability to convert them to cash within one year, based upon fair market value at the applicable measurement date and time applied consistently each period, with changes in fair value recognized in earnings in the period in which they occur.

Below is a rollforward of digital asset activity for the year ended December 31, 2025:

Balance of Digital Assets as of January 1, 2025	$—
Purchase of TAO tokens	$28,144,702
Staking rewards (non-cash additions)	$299,061
Unrealized loss on digital assets	$(10,516,580)
Balance of Digital Assets as of December 31, 2025	$17,927,183

The above rollforward reflects total purchases of TAO, staking rewards earned, and unrealized changes in fair value during the period, which reconcile to the ending balance. The fair value of TAO is determined based on quoted market prices from active trading platforms and is classified as Level 1 within the fair value hierarchy.

The following table identifies the digital assets earned from staking activities for 2025, no rewards or revenues for 2024:

	For the Years Ended
	December 31, 2025

Asset	Token Rewards	Revenue
TAO	1,356.56	$299,061

Changes in fair value of digital assets and staking rewards are recognized in the statement of operations.

Cost of Revenue

The Company’s cost of revenues related to its digital asset staking are primarily advisory fees incurred for the processing of the staking transactions and fees for BitGo (our cryptocurrency exchange). Management has determined that these costs are directly attributable to and vary with staking activities and are therefore appropriately classified as cost of revenue. For the years ended December 31, 2025 and 2024, the cost associated with the revenue recorded from digital asset staking was $38,277 and $0, respectively.

As of March 31, 2026, the Company had a total of approximately 82,200 TAO tokens with a total market value of approximately $24 million, based on quoted market prices at that date.

Strategic Investments in Limited Partnership Interests in Yuma

On October 24, 2025, the Company entered into Subscription Agreements with YSCO and YLCSO, pursuant to which the Company agreed to purchase from YSCO a 29,794.9626 share interest at a price of $12.59 per share, representing 7.5% of YSCO’s issued and outstanding share capital and agreed to purchase from YLCSO a 32,425.1615 share interest at a price of $11.57 per share, representing 7.5% of YLCSO’s issued and outstanding share capital. Pursuant to the terms of the Subscription Agreements, the Company funded these investments through contributions of TAO, a digital asset, which was measured at fair value on the date of contribution.

The Company evaluated its interests in YSCO and YLCSO under ASC 810, Consolidation, and determined that both entities are variable interest entities (“VIEs”). Based on its analysis, the Company concluded that it does not have the power to direct the activities that most significantly impact the economic performance of the VIEs and therefore is not the primary beneficiary. Accordingly, the Company does not consolidate these entities.

The Company has elected the fair value option under ASC 825, Financial Instruments, for these investments at initial recognition. Subsequent changes in fair value are recognized in earnings in the period of change.

The Company measures the fair value of its limited partnership interests using the net asset value (“NAV”) per share (or its equivalent) as a practical expedient in accordance with ASC 820, Fair Value Measurement.

As of December 31, 2025, the carrying value of the investments represents the Company’s maximum exposure to loss. The Company has not provided financial or other support to these VIEs and has no obligation to provide additional funding.

The Company may request to redeem its units in the funds on the last day of each calendar quarter after the units have been outstanding for at least 12 months. Such requests are subject to approval by the funds. Due to this restriction, the Company’s units were not redeemable as of December 31, 2025. The investments will be eligible for redemption beginning on December 31, 2026.

Below is a summary of activity for the Yuma investments as of December 31, 2025:

Balance of Limited Partnership Interests as of January 1, 2025	$—
Total investment in Limited Partnerships	$750,000
Change in fair value of limited partnership investments	$(303,046)
Balance as of December 31, 2025	$446,954

Stanford License Agreements

On May 12, 2014, the Company entered into a license agreement (the “Stanford Agreement”) with The Board of Trustees of The Leland Stanford Junior University (“Stanford”), pursuant to which Stanford has granted to the Company a revenue-bearing, world-wide right and exclusive license, with the right to grant sublicenses (on certain conditions), under certain patent rights and related technology for the use of bryostatin structural derivatives, known as “bryologs,” for use in the treatment of central nervous system disorders, lysosomal storage diseases, stroke, cardio protection and traumatic brain injury, for the life of the licensed patents. The Company is required to use commercially reasonable efforts to develop, manufacture and sell products (“Licensed Products”) in the Licensed Field of Use (as defined in the Stanford Agreement) during the term of the licensing agreement which expires upon the termination of the last valid claim of any licensed patent under this agreement. In addition, the Company must meet specific product development milestones, and upon meeting such milestones, make specific milestone payments to Stanford. The Company must also pay Stanford royalties of 3% of net sales, if any, of Licensed Products (as defined in the Stanford Agreement) and milestone payments of up to $3.7 million dependent upon stage of product development. As of December 31, 2025, no royalties nor milestone payments have been earned or made.

On January 19, 2017, the Company entered into a second license agreement with Stanford, pursuant to which Stanford has granted to the Company a revenue-bearing, world-wide right and exclusive license, with the right to grant sublicenses (on certain conditions), under certain patent rights and related technology for the use of “Bryostatin Compounds and Methods of Preparing the Same,” or synthesized bryostatin, for use in the treatment of neurological diseases, cognitive dysfunction and psychiatric disorders, for the life of the licensed patents. The Company paid Stanford $70,000 upon executing the license and is obligated to pay an additional $10,000 annually as a license maintenance fee. In addition, based upon certain milestones that include product development and commercialization, the Company will be obligated to pay up to an additional $2.1 million and between 1.5% and 4.5% royalty payments on certain revenues generated by the Company relating to the licensed technology. On November 9, 2021, the Company revised the existing licensing agreement with Stanford. The revisions extended all the required future product development and commercialization milestones. The Company is currently in full compliance with the revised agreement and is moving forward on its commitments. As of December 31, 2025, no royalties nor milestone payments have been earned or made.

The Company has advanced the development of synthetic bryostatin by demonstrating the equivalence of the synthetic to the natural bryostatin product. The estimated cost to initiate and produce sufficient quantities of the synthetic bryostatin drug product is approximately $1.5 million. The Company is evaluating production alternatives at this time in light of its new business strategy.

Mt. Sinai License Agreement

On July 14, 2014, the Company entered into an Exclusive License Agreement (the “Mount Sinai Agreement”) with the Icahn School of Medicine at Mount Sinai (“Mount Sinai”). Pursuant to the Mount Sinai Agreement, Mount Sinai granted the Company (a) a revenue-bearing, world-wide right and exclusive license, with the right to grant sublicenses (on certain conditions), under Mount Sinai’s interest in certain joint patents held by the Company and Mount Sinai (the “Joint Patents”) as well as in certain results and data (the “Data Package”) and (b) a non-exclusive license, with the right to grant sublicenses on certain conditions, to certain technical information, both relating to the diagnostic, prophylactic or therapeutic use for treating diseases or disorders in humans relying on activation of Protein Kinase C Epsilon (“PKC ε”), which includes Niemann-Pick Disease (the “Mount Sinai Field of Use”). The Mount Sinai Agreement allowed the Company to research, discover, develop, make, have made, use, have used, import, lease, sell, have sold and offer certain products, processes or methods that are covered by valid claims of Mount Sinai’s interest in the Joint Patents or an Orphan Drug Designation Application covering the Data Package (“Mount Sinai Licensed Products”) in the Mount Sinai Field of Use (as such terms are defined in the Mount Sinai Agreement).

The Company was required to pay Mt. Sinai milestone payments of $2.0 million upon approval of a new drug application (“NDA”) in the United States and an additional $1.5 million for an NDA approval in the European Union or Japan. In addition, the Company was required to pay Mt. Sinai royalties on net sales of licensed product of 2.0% for up to $250 million of net sales and 3.0% of net sales over $250 million. Since inception, the Company has paid Mt. Sinai approximately $210,000 consisting of licensing fees of $135,000 plus development costs and patent fees of approximately $75,000. As of December 31, 2025 and 2024, no royalties nor milestone payments have been required.

On February 24, 2026, the Company terminated the Mount Sinai Agreement, effective 60 days from date of termination. The termination does not relieve the parties from obligations under the Mount Sinai Agreement that accrued prior to the termination and certain other provisions expressly indicated to survive the termination.

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

In connection with the Supply Agreement, on June 9, 2020, the Company entered into a transfer agreement (the “Transfer Agreement”) with BryoLogyx. Pursuant to the terms of the Transfer Agreement, the Company agreed to assign and transfer to BryoLogyx all of the Company’s rights, title and interest in and to that certain Cooperative Research and Development Agreement, dated as of January 29, 2019 (the “CRADA”), by and between the Company and the U.S. Department of Health and Human Services, as represented by the NCI, under which Bryostatin-1’s ability to modulate CD22 in patients with relapsed/refractory CD22+ disease has been evaluated to date. Pursuant to guidance provided by NCI, the Company CRADA has been cancelled and BryoLogyx has initiated a request for a new CRADA in its name. BryoLogyx will be filing its own investigational new drug application (“IND”) for CD22 with the FDA. As consideration for the transfer of rights to the CRADA, BryoLogyx has agreed to pay to the Company 2% of the gross revenue received in connection with the sale of bryostatin products, up to an aggregate payment amount of $1 million. No such revenues have been earned as of December 31, 2025 and 2024.

Nemours Agreement

On September 5, 2018, the Company announced a collaboration with Nemours A.I. DuPont Hospital (“Nemours”), a premier U.S. children’s hospital, to initiate a clinical trial in children with Fragile X syndrome, a genetic disorder. In addition to the primary objective of safety and tolerability, measurements will be made of working memory, language and other functional aspects such as anxiety, repetitive behavior, executive functioning, and social behavior. On August 5, 2021, the Company announced its memorandum of understanding with Nemours to initiate a clinical trial using Bryostatin-1, under Orphan Drug Status, to treat Fragile X. The Company intends to provide the Bryostatin-1 and obtain the IND, and Nemours intends to provide the clinical site and attendant support for the trial. The Company and Nemours, jointly, will develop the trial protocol. The Company estimates its total trial and IND cost to be approximately $2.0 million. As of December 31, 2025 and 2024, the Company has incurred cumulative expenses associated with this agreement of approximately $100,000.

The Company has filed an IND with the FDA. The FDA has placed the development of the IND on clinical hold pending completion of further analytics relating to drug pharmacokinetics and pharmacodynamics. The Company is currently evaluating its plans to advance Fragile X development.

Cleveland Clinic

On February 23, 2022, the Company announced its collaboration with Cleveland Clinic to pursue possible treatments for Multiple Sclerosis (“MS”), and on July 19, 2023, the Company announced that it had entered into an agreement with Cleveland Clinic to conduct a Phase 1 trial of Bryostatin-1 in MS. Cleveland Clinic will manage the clinical trial’s implementation, including an IND submission to the FDA and patient enrollment. Cleveland Clinic has enrolled three subjects and has dosed two to date, with the total planned enrollment in the MS Trial of 20 subjects. The total estimated costs associated with this collaboration were approximately $2.0 million. The Company has incurred total expenses to Cleveland Clinic of approximately $563,000 of which $35,000 and $0 was expensed during the years ended December 31, 2025 and 2024, respectively.

In December 2024, the Company announced via press release the termination of its agreement with the Cleveland Clinic due to the slow pace of enrollment in the Phase 1 clinical trial. The termination of the agreement was one of various actions authorized by the Board, designed to reduce cash burn rate.

Cognitive Research Enterprises, Inc. (“CRE”)

Effective October 31, 2012, the Company executed a Technology License and Services Agreement (the “TLSA”) with CRE, a related party, and NRV II, LLC (“NRV II”), another affiliate of CRE, which was amended by Amendment No. 1 to the TLSA as of August 21, 2013, as amended and restated on February 4, 2015 (the “CRE License Agreement”). Pursuant to the CRE License Agreement, CRE and NRV II provide research services and have granted the Company the exclusive and nontransferable world-wide, royalty-bearing right, with a right to sublicense (in accordance with the terms and conditions described below), under CRE’s and NRV II’s respective right, title and interest in and to certain patents and technology owned by CRE or licensed to NRV II by CRE as of or subsequent to October 31, 2012 to develop, use, manufacture, market, offer for sale, sell, distribute, import and export certain products or services for therapeutic applications for AD and other cognitive dysfunctions in humans or animals (the “Field of Use”). Additionally, the CRE License Agreement specifies that all patents that issue from a certain patent application shall constitute licensed patents and all trade secrets, know-how and other confidential information claimed by such patents constitute licensed technology under the CRE License. The CRE License Agreement terminates on the later of the date (a) the last of the licensed patent expires, is abandoned, or is declared unenforceable or invalid or (b) the last of the intellectual property enters the public domain.

After Neurotrope’s initial Series A Stock financing, the CRE License Agreement required the Company to enter into scope of work agreements with CRE as the preferred service provider for any research and development services or other related scientific assistance and support services. There were no such statements of work agreements entered into during the years ended December 31, 2025 and 2024.

In addition, on November 29, 2018, the Company and CRE entered into a second amendment (the “Second Amendment”) to the TLSA pursuant to which CRE granted certain patent prosecution and maintenance rights to the Company. Under the Second Amendment, the Company will have the sole and exclusive right and the obligation, to apply for, file, prosecute and maintain patents and applications for the intellectual property licensed to the Company, and pay all fees, costs and expenses related to the licensed intellectual property.

Note 4 – Related Party Transactions:

On August 4, 2016, Neurotrope entered into a consulting agreement with SM Capital Management, LLC (“SMCM”), a limited liability company owned and controlled by the Company’s Chairman of the Board, Mr. Joshua N. Silverman (the “Consulting Agreement”). Pursuant to the Consulting Agreement, SMCM shall provide consulting services which shall include, but not be limited to, providing business development, financial communications and management transition services, for a one-year period, subject to annual review thereafter. SMCM’s annual consulting fee is $120,000, payable by the Company in monthly installments of $10,000. This contract was assigned to the Company as of December 1, 2020. On August 14, 2025, the Consulting Agreement was superseded by the Silverman Compensation Agreement, as defined below.

On June 6, 2025, Mr. Joshua Silverman was appointed as Executive Chairman of the Company’s board of directors. In consideration of his new role, Mr. Silverman was paid a salary of $30,000 per month. For the year ended December 31, 2025, $410,000, is reflected as part of general and administrative expenses in the Company’s Consolidated Statements of comprehensive loss. As noted below, on August 14, 2025, the Company entered into the Silverman Compensation Agreement (as defined below) with Mr. Silverman, effective as of July 1, 2025, pursuant to which Mr. Silverman will serve as the Company’s Executive Chairman.

On June 4, 2025, Dr. Daniel L. Alkon resigned as an officer, director and Chief Scientific Officer of the Company to become a consultant working with the Company’s newly established Bryostatin Development Committee (the “Committee”), consisting of Mr. William Singer and Mr. Joshua Silverman. Dr. Alkon will serve as director of the Bryostatin Platform Development Program and will work with the Committee to find and evaluate opportunities for continued development of the Company’s Bryostatin assets. On June 4, 2025, Dr. Alkon entered into a consulting agreement with the Company (the “Alkon Consulting Agreement”). In connection with his resignation, and pursuant to the Alkon Consulting Agreement, the Company and Dr. Alkon agreed to reduce Dr. Alkon’s base monthly salary to $12,500 per month. See Note 5—Other Commitments—Resignation of Dr. Daniel L. Alkon, M.D.

On August 9, 2025, the Company’s Board of Directors reduced Dr. Alkon’s base monthly salary to $1,500 per month. Effective October 10, 2025, the Company terminated the Alkon Consulting Agreement.

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

In connection with his resignation, and pursuant to the Alkon Consulting Agreement, the Company and Dr. Alkon agreed to reduce Dr. Alkon’s base monthly salary to $12,500 per month. Additionally, pursuant to the Alkon Consulting Agreement, Dr. Alkon will also receive incentive fees if the Company enters into certain transactions relating to the Bryostatin assets. The Alkon Consulting Agreement has a term of one year and is terminable by either party upon seven days’ advance notice. On August 9, 2025, the Company’s Board of Directors reduced Dr. Alkon’s base monthly salary to $1,500 per month. Effective October 10, 2025, the Company terminated the Alkon Consulting Agreement.

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

October 2025 Private Placement

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

The terms of the Series E Preferred Stock are as set forth in the Certificate of Designations (the “Certificate of Designations”), which was filed with the Secretary of State for the State of Delaware prior to the closing of the Financing. The Series E Preferred Stock will be convertible into Conversion Shares at the election of the holder at any time at an initial conversion price of $8.00 (the “Conversion Price”). The Conversion Price is subject to customary adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustment in the event of any issuances of Common Stock, or securities convertible, exercisable or exchangeable for Common Stock, at a price below the then-applicable Conversion Price (subject to certain exceptions).

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

The Company will be subject to certain affirmative and negative covenants regarding the incurrence of indebtedness, acquisition and investment transactions, the existence of liens, the repayment of indebtedness, the payment of cash in respect of dividends (other than dividends pursuant to the Certificate of Designations), distributions or redemptions, and the transfer of assets, among other matters. Additionally, the Certificate of Designations contains a covenant requiring the Company to maintain minimum cash, cash equivalents, TAO tokens and investments in the Bittensor ecosystem in an amount equal to at least the aggregate Stated Value of the Series E Preferred Stock outstanding.

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

During the years ended December 31, 2025 and 2024, the Company recorded a gain of $301,000 and a loss of $170,000, respectively, related to the change in fair value of the Series B warrant liability, which is recorded in other income (expense) on the Consolidated Statements of Comprehensive Loss. During the years ended December 31, 2025 and 2024, the Company recorded a gain of $0 and $1,113,000, respectively, related to the change in fair value of the Series B derivative liability, which is recorded in other income (expense) on the Consolidated Statements of Comprehensive Loss. The fair value of the warrants of approximately $9,000 was estimated at December 31, 2025 utilizing the Black Scholes Model using the following weighted average assumptions: dividend yield 0%; remaining term of 1.89 years; equity volatility of 135%; and a risk-free interest rate of 3.41%.

Accounting Treatment of September 2024 Private Placement

Series C Preferred Shares

The Series C Preferred Shares were determined to be more akin to a debt-like host than an equity-like host. The Company identified the following embedded features that are not clearly and closely related to the debt host instrument: 1) certain contingent redemption options and 2) variable share-settled installment conversions. These features were bundled together, assigned probabilities of being affected and measured at fair value. Subsequent changes in fair value of these features are recognized in the Consolidated Statement of Comprehensive Loss. The Company estimated the approximately $6.1 million fair value of the bifurcated embedded derivative at issuance using a discounted cash flow scenario model, with the following inputs: the fair value of our common stock of $2.85 on the issuance date, estimated equity volatility of 90.0%, the time to maturity of 1.57 years, the installment redemption premium of 107%, a market interest rate of 5.53%, a risk-free rate of 3.76%, and dividend rate of 5%. The fair value of the bifurcated derivative liability was estimated utilizing the with and without method which uses the probability weighted difference between the scenarios with the derivative and the plain vanilla maturity scenario without a derivative.

The discount to the fair value is included as a reduction to the carrying value of the Series C Preferred Shares. During 2024, the Company recorded a total discount of approximately $5 million upon issuance of the Series C Preferred Shares as the fair value of the liabilities required to be remeasured at fair value exceeded the gross proceeds. Upon issuance it was deemed probable that the Series C Preferred Shares will be redeemed; therefore, for the year ended December 31, 2025, the Company recorded accretion of approximately $3,407,659 million to adjust the Series C Preferred Shares up to their redemption amount pursuant to ASC 480-10-S99-3A.

The modification of terms pursuant to the Series C Certificate of Amendment on June 9, 2025 resulted in accounting treatment as an extinguishment and reissuance of the outstanding Series C Preferred Shares. As a result of the extinguishment, the Company relieved $1,627,907 of discount as reduction of additional paid-in capital to adjust the Series C Preferred Stock to its redemption value prior to extinguishment. The Company then restated the carrying value of the Series C Preferred Stock prior to the amendment at June 9, 2025 of $9,269,246 to its fair value at June 9, 2025 as amended of $3,251,578, and recognized an in-substance contribution of $6,017,668 to additional paid-in capital representing the decrease in carrying value as a result of the amendment, which represents the net of $6,361,000 attributable to the decrease in fair value of the associated bifurcated derivative, and an offset of $343,332 recorded as a premium on the Series C Preferred Stock. During the year ended December 31, 2025, the Company estimated the $3,251,578 fair value of the Series C Preferred Stock at June 9, 2025 as amended using a discounted cash flow scenario model, with the following inputs: the fair value of its common stock of $3.48 on the valuation date, estimated equity volatility of 90.0%, the time to maturity of .83 years, the installment redemption premium of 107%, a market interest rate of 5.79%, a risk-free rate of 4.11% and dividend rate of 5%. The Company recorded a total of $3,407,659 against additional paid-in capital in relief of the discount during the year ended December 31, 2025.

As of the date hereof, the Series C Preferred Stock has been completely redeemed and, as a result, no shares of Series C Preferred Stock are outstanding. During the year ended December 31, 2025, the Company settled $4,285,000 of the Series C Preferred Stock through $1,430,000 of cash redemptions and conversion of $2,855,000 into 951,667 shares of Common Stock and payment of

$80,312 of accrued dividends in cash through installment redemptions. In conjunction with the redemptions and conversion during the nine months ended September 30, 2025, the Company recognized a deemed dividend of $105,722 related to cash premiums and relieved $316,485 of the Series C Preferred Stock premium recognized in conjunction with the amendment to the Series C Preferred Stock.

During the years ended December 31, 2025 and 2024, the Company recorded a gain of $6,177,000 and a loss of $81,000, respectively, related to the change in fair value of the derivative liability corresponding to the Series C Preferred Shares which is recorded in other income (expense) on the Consolidated Statements of Comprehensive Loss. The Company estimated the $0 fair value of the bifurcated embedded derivative as of December 31, 2025.

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

In connection with the June 2025 Private Placement, the number of Series C Investor Warrants outstanding increased to 1,666,668 with an adjusted exercise price of $3.00 per share pursuant to the full ratchet anti-dilution provisions contained in the Series C Investor Warrants. In addition, the number of Series C Broker Warrants outstanding increased to 50,000, with an adjusted exercise price of $3.00 per share pursuant to the full ratchet anti-dilution provisions contained in the Series C Broker Warrants. As the Series C Investor Warrants and Series C Broker Warrants are liability-classified, the changes in fair value as a result of the adjustments were recognized in earnings for the year ended December 31, 2025.

The Series C Warrants were determined at issuance to be within the scope of ASC 480-10 as they are puttable to the Company at Holders’ election upon the occurrence of a Fundamental Transaction (as defined in the agreements). As such, the Company recorded the Series C Warrants as a liability at fair value with subsequent changes in fair value recognized in earnings.

The Second Series C Warrant Amendment amended the Fundamental Transaction provision so that it no longer represents an obligation to repurchase the Company’s shares and, as such, resulted in the reclassification of the Series C Warrants to be considered equity classified as they were no longer in the scope of ASC 480 and were determined not to be precluded from equity classification under ASC 815. In accordance with ASC 815-40, the Company remeasured the Series C Warrants at fair value as of December 31, 2025, and recognized the change in fair value as a non-cash loss of $6.4 million, and reclassified $8.6 million from warrant liability to equity. Based upon the amendment of the Series C Warrants as noted above, the Series C Warrants are no longer required to be fair valued at each reporting period.

During the years ended December 31, 2025 and 2024, the Company recorded total losses of $5.1 million and approximately $3.5 million related to the change in fair value of the Series C warrant liability prior to reclassification which is recorded in other income (expense) on the Consolidated Statements of Comprehensive Loss.

Accounting Treatment of June 2025 Private Placement

Series D Preferred Shares

The Series D Preferred Shares were determined to be more akin to a debt-like host than an equity-like host. The Company identified the following embedded features that are not clearly and closely related to the debt host instrument: 1) certain contingent redemption options, 2) variable share-settled installment conversions, and 3) contingent dividends. These features were bundled together, assigned probabilities of being affected and measured at fair value. Subsequent changes in fair value of these features are recognized in the Consolidated Statement of Comprehensive Loss. The Company estimated the approximately $.1 million fair value of the bifurcated embedded derivative at issuance using a discounted cash flow scenario model, with the following inputs: the fair value of the Company’s common stock of $3.50 on the issuance date, estimated equity volatility of 95.0%, the time to maturity of 1.50 years, the installment redemption premium of 107%, a market interest rate of 5.86%, a risk-free rate of 3.98%, and dividend rate of 5%. The fair value of the bifurcated derivative liability was estimated utilizing the with and without method which uses the probability weighted difference between the scenarios with the derivative and the plain vanilla maturity scenario without a derivative.

The discount to the fair value is included as a reduction to the carrying value of the Series D Preferred Shares. During the year ended December 31, 2025, the Company recorded a total discount of approximately $5.4 million upon issuance of the Series D Preferred Shares which was comprised of the issuance date fair value of the associated embedded derivative of approximately $0.1 million, stock issuance costs of approximately $0 million, and the allocated value of the Warrants of $5.2 million. Upon issuance it was deemed probable that the Series D Preferred Shares will be redeemed. Accordingly, in accordance with ASC 480-10-S99-3A, the Company began accreting the carrying amount of the Series D Preferred Shares toward their redemption value. The Company recorded accretion expense of approximately $1.7 million during the year ended December 31, 2025, representing the portion of the accretion for the current period.

During the year ended December 31, 2025, the Company settled approximately $4.3 of the Series D Preferred Stock through conversions into 1,432,146 shares of Common Stock.

During the year ended December 31, 2025, the Company recorded a gain of approximately $0.1 million, related to the change in fair value of the derivative liability which is recorded in other income (expense) on the Consolidated Statements of Comprehensive Loss. The Company estimated the $2,000 fair value of the bifurcated embedded derivative at December 31, 2025 using a discounted cash flow scenario model, with the following inputs: the fair value of the Company’s common stock of $7.85 on the issuance date, estimated equity volatility of 105.0%, the time to maturity of 1.46 years, the installment redemption premium of 107%, a market interest rate of 5.32%, a risk-free rate of 3.78%, and dividend rate of 5%.

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

Accounting Treatment of October 2025 Private Placement

Series E Preferred Shares

The Series E Preferred Shares were determined to be more akin to a debt-like host than an equity-like host. The Company identified the following embedded features that are not clearly and closely related to the debt host instrument: 1) certain contingent redemption options, 2) the investors’ conversion option, and 3) contingent dividends. These features were bundled together, assigned probabilities of being affected and measured at fair value. Subsequent changes in fair value of these features are recognized in the Consolidated Statement of Comprehensive Loss. The Company estimated the approximately $7.7 million fair value of the bifurcated embedded derivative at issuance using a discounted cash flow scenario model, with the following inputs: the fair value of the Company’s common stock of $9.34 on the issuance date, estimated equity volatility of 135.0%, the time to maturity of 1.50 years, the redemption premium of 106%, a market interest rate of 7.46%, a risk-free rate of 3.49%, and dividend rate of 7%. The fair value of the bifurcated derivative liability was estimated utilizing the with and without method which uses the probability weighted difference between the scenarios with the derivative and the plain vanilla maturity scenario without a derivative.

The discount to the fair value is included as a reduction to the carrying value of the Series E Preferred Shares. During the year ended December 31, 2025, the Company recorded a total discount of $11.0 million representing 100% of total proceeds upon issuance of the Series E Preferred Shares which was comprised of the issuance date fair value of the associated embedded derivative of approximately $7.7 million, and approximately $3.3 million representing a portion of the total allocated value of the Warrants of $4.0 million. The remaining allocated value of the Warrants in excess of total proceeds such allocation totaling approximately $0.76 million was recognized as a loss on issuance of the Series E Preferred Stock on the accompanying Consolidated Statement of Comprehensive Loss for the year ended December 31, 2025. Upon issuance it was deemed probable that the Series E Preferred Shares will be redeemed. Accordingly, in accordance with ASC 480-10-S99-3A, the Company began accreting the carrying amount of the Series E Preferred Shares toward their redemption value. The Company recorded accretion of approximately $0.3 million during the year ended December 31, 2025, representing the portion of the accretion for the current period related to the Series E Preferred Shares.

During the year ended December 31, 2025, the Company recorded a gain of approximately $5.6 million related to the change in fair value of the derivative liability which is recorded in other income (expense) on the Consolidated Statements of Comprehensive Loss. The Company estimated the approximately $2.1 million fair value of the bifurcated embedded derivative at December 31, 2025 using a discounted cash flow scenario model, with the following inputs: the fair value of the Company’s common stock of $3.68 on the issuance date, estimated equity volatility of 140.0%, the time to maturity of 1.28 years, the redemption premium of 106%, a market interest rate of 7.68%, a risk-free rate of 3.42%, and the dividend rate of 7%.

Series E Common Stock Warrants

The Company assessed the Series E Warrants under ASC 480 and ASC 815 and determined that they met the requirements to be classified in stockholders’ equity upon issuance. As such, the Company recorded the Series E Warrants as additional paid-in capital at their allocated value of approximately $4.0 million upon issuance. As the Series E Warrants are classified in equity, they are not required to be remeasured in subsequent reporting periods.

Pursuant to the Engagement Letter, the Company issued to the Placement Agent additional Series E Warrants to purchase 55,000 shares of Common Stock with the same terms (the “Broker Warrants”). The Broker Warrants are within the scope of ASC 718 pursuant to ASC 718-10-20 and were determined to qualify for equity classification upon issuance. The total fair value of the Broker Warrants of approximately $0.4 million was included as a component of total issuance costs for the Private Placement and was accordingly allocated between the discount on the Series E Preferred Stock and the transaction cost expense associated with the Warrants.

Transaction costs incurred attributable to the Private Placement of approximately $1.5 million, which includes the issuance date fair value of the Broker Warrants of approximately $0.4 million, were allocated between the Series E Preferred Stock and the Warrants based on the gross proceeds amounts allocated to each instrument upon issuance, with approximately $1.0 million allocated to the Series E Preferred Stock derivative liability which as recorded as an expense, and $0.5 million recorded as a reduction to additional paid-in capital associated with the Series E Warrants.

Reverse Stock Split

At the Company’s annual meeting of stockholders held on December 20, 2023, the stockholders approved an amendment to the Company’s amended and restated certificate of incorporation to effect a reverse stock split of the Company’s outstanding shares of Common Stock, at any ratio between 1-for-8 and 1-for-25. On April 4, 2024, the Company effected the Reverse Stock Split. As a result of the Reverse Stock Split, every 25 shares of the Common Stock outstanding before the Reverse Stock Split was combined and reclassified into one share of Common Stock. These consolidated financial statements have been adjusted to retrospectively reflect the Reverse Stock Split.

Based upon the Reverse Stock Split and Series B Offering, the total number of Series B Warrants held by the Series B investors has been adjusted to 123,976 with an exercise price of $2.8586 per share. In addition, the Series B Conversion Price was adjusted to $2.8656 per Series B Preferred Share.

Note 7 – Stock - Based Compensation:

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

Stock and Option Grants

The following is a summary of stock option activity under the stock option plans for the year ended December 31, 2025:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Number	Average	Contractual	Intrinsic
	of	Exercise	Term	Value
	Shares	Price	(Years)	(in thousands)
Options outstanding at January 1, 2025	32,874	$139.27	7.5	$—
Options granted	76,400	$10.13	9.5	2.2
Less options forfeited	(15,593)	$(41.13)	—	—
Less options expired/cancelled	—	$—	—	—
Less options exercised	—	$—	—	—
Options outstanding at December 31, 2025	93,681	$50.28	8.7	$2.2
Options exercisable at December 31, 2025	29,681	$138.94	6.8	$—

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing price of the Common Stock, which was $3.68 per share on December 31, 2025 and $3.02 per share on December 31, 2024.

On April 3, 2025, the Company granted an aggregate of 2,400 stock options to three Board members. The stock options have an exercise price of $2.28 per share, vest on the first anniversary of issuance, and an expiration date of ten years from the date of issuance. The Company used the Black Scholes valuation method to determine the fair value of the options assuming the following: implied volatility of 114.5%, a risk - free interest rate of 3.77% and aggregate fair value of $4,589, which is expensed over the vesting term.

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

As of December 31, 2025, the Company had unrecognized stock option expense of $185,342 and a remaining weighted average period for recognition of 0.53 years.

Restricted Stock Units

On June 30, 2025, the Company granted an aggregate of 123,286 restricted stock units (“RSUs”) of which 107,876 were granted to five Board members and 15,410 to the Company’s Chief Financial Officer, with an aggregate fair value of $967,795. The RSUs vested 100% upon issuance. The Company recorded an expense of $967,795 during the year ended December 31, 2025 relating to the issuance of these RSUs.

On October 17, 2025, the Company granted an aggregate of 157,500 restricted stock units (“RSUs”) of which 147,500 were granted to five Board members and 10,000 to the Company’s Chief Financial Officer, with an aggregate fair value of $1,138,725 which was expensed in the fourth quarter 2025. The RSUs vested 100% upon issuance.

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

Restricted Stock Issuances

On January 9, 2025, the Company issued 30,995 shares of restricted stock to a consultant engaged to provide investor relations services with a total fair market value on date of issuance of $100,000, expensed upon issuance. On March 14, 2025, the Company issued 1,655 shares of restricted stock to a consultant that was engaged to provide investor relations services with a total fair market value on date of issuance of $4,502, expensed upon issuance. On June 9, 2025, the Company issued 1,867 shares of restricted stock to a consultant that was engaged to provide investor relations services with a total fair market value of $4,500, expensed upon issuance. On September 9, 2025, the Company issued 727 shares of restricted stock to a consultant that was engaged to provide investor relations services with a total fair market value of $4,500, expensed upon issuance. On December 11, 2025, the Company issued 729 shares of restricted stock to a consultant that was engaged to provide investor relations services with a total fair market value of $4,500, expensed upon issuance.

Stock Compensation Expense

The Company currently estimates, beginning at the closing date of the Series B offering, implied volatility factor for all options and warrants based upon the Company’s historical volatility. From November 21, 2022 to June 2025, the Company computed implied volatility based upon a blend of the Parent Company’s and Company’s historical volatility along with the volatility of selected comparable publicly traded companies as, at that time, the Company lacked sufficient historical stock trading activity. It incorporated the historical volatility of the Parent Company as the Parent Company’s historical volatility provides a good estimation of the Company’s volatility since its operations were identical to the Company’s prior to the Spin - Off. Since June 2025, the Company used its own implied volatility coupled with comparable company volatilities to arrive at a reasonable estimate of total volatility.

The Company recorded total expenses relating to the outstanding stock options and RSUs of $2,235,878 and $25,407 for the years ended December 31, 2025 and 2024, respectively. Each of these expenses is classified under general and administrative expenses.

Note 8 – Common Stock Warrants:

The table below presents a reconciliation of the Company’s outstanding and exercisable warrants for the year ended December 31, 2025:

Number
of shares
Warrants outstanding and exercisable December 31, 2024	1,610,898
Warrants issued	5,047,504
Warrants exercised	(3,325,409)
Warrants expired	(31,371)
Warrants outstanding December 31, 2025	3,301,622
Warrants exercisable December 31, 2025	2,901,622

During year ended December 31, 2025, the Company issued: (i) 429,170 warrants related to the repricing of the Series C Warrants at an exercise price of $3.00 per share of Common Stock, (ii) 1,888,334 Series D Warrants to investors with an exercise price of $3.00 per share of Common Stock, (iii) 1,375,000 Series E Warrants to investors with an exercise price of $8.00 per share of Common Stock and 55,000 Series E Warrants to placement agents with an exercise price of $8.00 per share of Common Stock (iv) 1,200,000 Consultant Warrants to a consultant with a weighted average exercise price of $7.67 per share of Common Stock, which vest between three months and one year from the date of issuance, and (v) 100,000 consultant warrants with an exercise price of $8.40 per share of Common Stock, which vested upon date of issuance. During year ended December 31, 2025, 3,325,409 warrants were exercised with a weighted average exercise price of $2.99 per share of Common Stock, yielding proceeds of $9,959,249.

As of December 31, 2025, the weighted average exercise price and the weighted average remaining life of the total warrants were $16.28 per warrant and 4.27 years, respectively. The intrinsic value of the warrants as of December 31, 2025 was approximately $0.3 million. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing price of the Common Stock, which was $3.68 per share on December 31, 2025.

Note 9 - Fair Value on a Recurring Basis:

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. The estimated fair value of the warrant liability and bifurcated embedded derivatives represent Level 3 measurements. The valuation methodologies and significant assumptions used to estimate the fair value of the warrant liabilities and bifurcated embedded derivative liabilities are described in Note 6 – Stockholders’ Equity. The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at December 31, 2025 and December 31, 2024 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		December 31,	December 31,
Description	Level	2025	2024
Liabilities:
Warrant liability (Note 6)	3	$9,000	$3,766,000
Derivative liability (Note 6)	3	$2,114,000	$6,177,000

The following table sets forth a summary of the change in the fair value of the Series B Warrant liability that is measured at fair value on a recurring basis:

Balance on December 31, 2024	$310,000
Change in fair value of warrant liabilities	(301,000)
Balance on December 31, 2025	$9,000

The following table sets forth a summary of the change in the fair value of the Series C Warrant liability that is measured at fair value on a recurring basis:

Balance on December 31, 2024	$3,456,000
Change in fair value of warrant liabilities	5,114,270
Reclassification of warrant liability upon amendment	(8,570,270)
Balance on December 31, 2025	$—

The following table sets forth a summary of the change in the fair value of the Series D Warrant liability that is measured at fair value on a recurring basis:

Balance on December 31, 2024	$—
Fair value of warrant liabilities upon issuance	5,248,062
Change in fair value of warrant liabilities	7,608,316
Reclassification of warrant liability upon amendment	(12,856,378)
Balance on December 31, 2025	$—

The following table sets forth a summary of the change in the fair value of the Series C Preferred Stock bifurcated embedded derivative liability that is measured at fair value on a recurring basis:

Balance on December 31, 2024	$6,177,000
Change in fair value from January 1, 2025 to June 9, 2025	222,000
Balance on June 9, 2025 prior to amendment	6,399,000
Change in fair value of derivative liability Series C Preferred Stock based upon amendment	(6,361,000)
Balance on June 9, 2025 after amendment	38,000
Change in fair value of derivative liability from June 9, 2025 to June 30, 2025	(37,000)
Balance on June 30, 2025	1,000
Change in fair value of derivative liability third and fourth quarters 2025	(1,000)
Balance December 31, 2025	$—

The following table sets forth a summary of the change in the fair value of the Series D Preferred Stock bifurcated embedded derivative liability that is measured at fair value on a recurring basis:

Balance on December 31, 2024	$—
Fair value of derivative liability upon issuance	113,000
Change in fair value of derivative liability Series D Preferred Stock	(111,000)
Balance December 31, 2025	$2,000

The following table sets forth a summary of the change in the fair value of the Series E Preferred Stock bifurcated embedded derivative liability that is measured at fair value on a recurring basis:

Balance on December 31, 2024	$—
Fair value of derivative liability upon issuance	7,741,000
Change in fair value of derivative liability Series E Preferred Stock	(5,629,000)
Balance December 31, 2025	$2,112,000

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

In addition to the significant expense categories included within net loss presented on the Company’s Consolidated Statements of Comprehensive Loss, the following table disaggregates the components of research and development expenses:

	For the Year Ended December 31,
	2025	2024
External clinical development expenses	$179,514	$1,164,680
Personnel related and stock-based compensation	64,362	370,688
Other research and development expenses	78,349	63,354
Total research and development expenses	$322,225	$1,598,722

Note 11 – Subsequent Events

In addition to the events disclosed below, refer to Notes 1, 3, 6, 7, 8 and 11 for disclosure of applicable subsequent events.