Form 10-Q
period 2026-03-31
TAO Synergies Inc.
filed 2026-05-13
CIK 1571934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

As of May 13, 2026, there were 7,471,931 shares of the registrant’s common stock, $0.0001 par value per share, issued and outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements. These statements, identified by words such as “plan,” “anticipate,” “believe,” “estimate,” “should,” “expect” and similar expressions, include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our inability to obtain adequate financing, fluctuations in the price of our digital assets, potential decreases in the value of our digital assets and rewards, the significant length of time associated with drug development and related insufficient cash flows and resulting illiquidity, our inability to expand our business, significant government regulation of pharmaceuticals and the healthcare industry, lack of product diversification, volatility in the price of our raw materials, existing or increased competition, results of arbitration and litigation, stock volatility and illiquidity, and our failure to implement our business plans or strategies. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. You should carefully review this report in its entirety, including but not limited to our financial statements and the notes thereto and the risks described in Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2026, as updated in our quarterly reports and current reports filed with the SEC from time to time. We advise you to carefully review the reports and documents we file from time to time with the SEC including our current reports on Form 8-K. Except for our ongoing obligations to disclose material information under securities laws, we undertake no obligation to publicly release any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

TAO SYNERGIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2026	2025
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$3,645,809	$5,497,671
Digital assets	25,157,894	17,927,183
Prepaid expenses and other current assets	1,437,475	1,953,904

TOTAL CURRENT ASSETS	30,241,178	25,378,758

Fixed assets, net of accumulated depreciation	8,493	9,309
Yuma Partnership investments	797,694	446,954

TOTAL ASSETS	$31,047,365	$25,835,021

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$946,327	$1,175,323
Accrued expenses	157,416	638,516

TOTAL CURRENT LIABILITIES	1,103,743	1,813,839

Warrant liability	15,000	9,000
Derivative liability	3,764,000	2,114,000

TOTAL LIABILITIES	4,882,743	3,936,839

Commitments and contingencies

Series D Convertible Preferred Stock, $.0001 par value and $1,000 face value, 1,000,000 shares authorized; 679 shares issued and outstanding at March 31, 2026 and December 31, 2025. Liquidation preference of $678,562 plus dividends accrued at 5% per annum of $0 as of March 31, 2026.	694,852	507,927

Series E Convertible Preferred Stock, $.0001 par value and $1,000 face value, 1,000,000 shares authorized; 11,000 and 0 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively. Liquidation preference of $11 million plus dividends accrued at 7% per annum of $0 as of December 31, 2025.	2,211,006	338,774

STOCKHOLDERS’ EQUITY
Common stock - 150,000,000 shares authorized, $0.0001 par value; 7,471,931 shares issued and outstanding as of March 31, 2026 and 7,448,343 shares issued and outstanding as of December 31, 2025.	748	746
Additional paid-in capital	95,398,301	97,242,028
Accumulated other comprehensive income	5,702	5,702
Accumulated deficit	(72,145,987)	(76,196,995)

TOTAL STOCKHOLDERS’ EQUITY	23,258,764	21,051,481

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$31,047,365	$25,835,021

See accompanying notes to these Condensed Consolidated financial statements.

TAO SYNERGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2026	2025
REVENUES:
Revenues from TAO staking	$388,774	$—

OPERATING EXPENSES:
Research and development	28,600	60,816
General and administrative	1,677,938	1,008,349
TOTAL OPERATING EXPENSES	1,706,538	1,069,165

OPERATING LOSS	(1,317,764)	(1,069,165)

OTHER INCOME:
Interest income	35,479	182,334
Unrealized gain on digital assets	6,841,937	—
Change in fair value of Yuma partnership investments	350,740	—
Change in fair value of warrant liability	(6,000)	1,351,000
Change in fair value of derivative liability	(1,650,000)	(79,000)
TOTAL OTHER INCOME	5,572,156	1,454,334

Net income before income taxes	4,254,392	385,169

Provision for income taxes	—	—

Net income	4,254,392	385,169

Preferred Stock dividends	203,384	101,403
Allocation of undistributed income to Preferred stockholders	715,790	115,930

Net income attributable to common stockholders	$3,335,218	$167,836

PER SHARE DATA:

Basic income per common share	$0.45	$0.12
Fully diluted income per common share	$0.43	$0.04

Basic weighted average common shares outstanding	7,481,700	1,385,700
Fully diluted weighted average common shares outstanding	7,699,102	1,392,881

See accompanying notes to these Condensed Consolidated financial statements.

TAO SYNERGIES INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Three Months Ended March 31, 2025
									Additional		Accumulated Other
	Series C Convertible Preferred Stock		Series D Convertible Preferred Stock		Series E Convertible Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Total

Balance January 1, 2025	4,285	$912,830	—	$—	—	$—	1,357,165	$137	$53,027,049	$(47,169,206)	$5,702	$5,863,682

Stock based compensation	—	—	—	—	—	—	—	—	3,709	—	—	3,709

Issuance of common stock for consulting fees	—	—	—	—	—	—	32,650	3	104,613	—	—	104,616

Preferred stock dividends	—	47,604	—	—	—	—	—	—	—	(47,604)	—	(47,604)

Preferred stock redemptions and conversions	(715)	(822,362)	—	—	—	—	—	—	—	—	—	—

Deemed dividends on preferred stock	—	53,799	—	—	—	—	—	—	—	(53,799)	—	(53,799)

Preferred stock accretion	—	1,086,984	—	—	—	—	—	—	(1,086,984)	—	—	(1,086,984)

Net loss	—	—	—	—	—	—	—	—	—	385,169	—	385,169

Balance March 31, 2025	3,570	$1,278,855	—	$—	—	$—	1,389,815	$140	$52,048,387	$(46,885,440)	$5,702	$5,168,789

	Three Months Ended March 31, 2026
									Additional		Accumulated Other
	Series C Convertible Preferred Stock		Series D Convertible Preferred Stock		Series Convertible E Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Total

Balance January 1, 2026	—	$—	679	$507,927	11,000	$338,774	7,448,343	$746	$97,242,028	$(76,196,995)	$5,702	$21,051,481

Stock based compensation	—	—	—	—	—	—	—	—	76,600	—	—	76,600

Issuance of common stock for consulting fees	—	—	—	—	—	—	23,588	2	104,452	—	—	104,454

Accrual of preferred stock dividends	—	—	—	8,545	—	194,839	—	—	—	(203,384)	—	(203,384)

Payment of preferred stock dividends	—	—	—	(6,250)	—	(162,756)	—	—	—	—	—	—

Preferred stock accretion	—	—	—	184,630	—	1,840,149	—	—	(2,024,779)	—	—	(2,024,779)

Comprehensive income (loss)	—	—	—	—	—	—	—	—	—	—	—	—

Net loss	—	—	—	—	—	—	—	—	—	4,254,392	—	4,254,392

Balance March 31, 2026	—	$—	679	$694,852	11,000	$2,211,006	7,471,931	$748	$95,398,301	$(72,145,987)	$5,702	$23,258,764

See accompanying notes to these Condensed Consolidated financial statements.

TAO SYNERGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2026	March 31, 2025
CASH FLOW USED IN OPERATING ACTIVITIES
Net income	$4,254,392	$385,169
Adjustments to reconcile net loss to net cash used by operating activities
Stock based compensation	76,600	3,709
Non-cash revenue from digital assets	(388,774)	—
Unrealized gain on digital assets	(6,841,937)	—
Change in fair value of Yuma partnership investments	(350,740)	—
Change in fair value of warrant liability	6,000	(1,351,000)
Change in fair value of derivative liability	1,650,000	79,000
Consulting services paid by issuance of common stock	104,454	104,616
Depreciation expense	816	1,032
Change in assets and liabilities:
Decrease (increase) in prepaid expenses and other current assets	516,429	(419,520)
(Decrease) in accounts payable	(228,996)	(203,106)
(Decrease) in accrued expenses	(481,100)	(600,496)
	(5,937,248)	(2,385,765)

Net Cash Used in Operating Activities	(1,682,856)	(2,000,596)

CASH FLOWS FROM FINANCING ACTIVITIES
Redemption of Series C Convertible Preferred Stock	—	(715,000)
Dividends on Preferred Stock	(169,006)	(107,362)

Net Cash Used in Financing Activities	(169,006)	(822,362)

NET DECREASE IN CASH AND EQUIVALENTS	(1,851,862)	(2,822,958)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	5,497,671	17,656,221

CASH AND EQUIVALENTS AT END OF PERIOD	$3,645,809	$14,833,263

DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Accretion of Series C Convertible Preferred Stock to redemption value	$—	$1,086,984
Accretion of Series D Convertible Preferred Stock to redemption value	$184,630	$—
Accretion of Series E Convertible Preferred Stock to redemption value	$1,840,149	$—

The accompanying notes are an integral part of these Condensed Consolidated financial statements.

TAO SYNERGIES INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Unless the context otherwise indicates, references in these Notes to the accompanying financial statements to “we,” “us,” “our” and “the Company” refer to TAO Synergies Inc. and together with its whlly owned and condensed consolidated subsidiaries (formerly known as Synaptogenix, Inc. and Neurotrope Bioscience, Inc.), a Delaware corporation. References to “Neurotrope”, “Parent Company” or “Parent” refer to Neurotrope, Inc., a Nevada corporation.

Note 1 – Organization, Business, Risks and Uncertainties:

Organization and Business

On May 17, 2020, Neurotrope, Inc. (“Neurotrope” or “the Parent”) announced plans for the complete legal and structural separation of its wholly owned subsidiary, Neurotrope Bioscience, Inc., from Neurotrope (the “Spin-Off”). Under the Separation and Distribution Agreement between Neurotrope and Synaptogenix (the “Separation and Distribution Agreement”), Neurotrope distributed all of its equity interest in this wholly owned subsidiary to Neurotrope’s stockholders. Following the Spin-Off, Neurotrope does not own any equity interest in the Company, and the Company operates independently from Neurotrope. On December 7, 2020, the Company became an independent company, Synaptogenix, Inc., a Delaware corporation (formerly known as Neurotrope Bioscience, Inc.) (“Synaptogenix”) when Synaptogenix filed an amended and restated certificate of incorporation which, among other things, changed its name to Synaptogenix, Inc. (the “Company”).

On June 9, 2025, in connection with the Company’s previously announced exploration of strategic opportunities, the Company announced the launch of a differentiated cryptocurrency treasury strategy focused on the pure play artificial intelligence (“AI”) crypto coin, TAO, the native cryptocurrency of Bittensor, a decentralized blockchain network for machine learning and AI. On June 25, 2025, the Company filed a Certificate of Amendment to its Amended and Restated Articles of Incorporation with the Secretary of State for the State of Delaware, effective June 26, 2025, to change the name of the Company from “Synaptogenix, Inc.” to “TAO Synergies Inc.”

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

As of May 12, 2026, TAO’s circulating supply was approximately 10.9 million tokens with a market capitalization of approximately $3.38 billion, according to publicly available sources. The lifecycle of TAO follows a supply schedule. Approximately one block is produced every ~12 seconds, with 1 TAO per block minted before the first halving (about 7,200 TAO/day), and 0.5 TAO per block minted after the first halving (about 3,600 TAO/day). The first halving occurred when total issuance reached 10.5 million TAO on December 15, 2025. TAO is not halved on a daily basis. Instead, the per-block emission rate decreases by 50% when predetermined issuance thresholds are reached. TAO has a hard cap of 21,000,000 tokens. Subtensor transaction fees are paid in TAO. Current public documentation indicates that transaction fees are deducted from total issuance rather than distributed as rewards. Accordingly, subnet miners and subnet validators generally do not receive TAO as transaction-fee awards for validating transactions, and instead earn rewards primarily through protocol emissions. In addition, per current documentation, certain staking-related transactions are described as subject to a percentage-based fee (for example, 0.05% of the TAO amount being staked or unstaked), in addition to any weight-based transaction fees (in this context “weight” is a measure of compute time).

Under the February 13, 2025 Dynamic TAO (“dTAO”) upgrade, newly issued TAO is first routed to subnets under protocol rules that, as of November 2025, allocate TAO across subnets based on net TAO inflows from staking activity rather than subnet token prices, and staking into a subnet exchanges TAO for that subnet’s alpha token. Subnet alpha tokens are subnet-specific tokens a participant receives when staking TAO into the subnet’s on-chain market pool, and the alpha token to subnet exchange rate is generally determined by the pool’s reserves. Exits convert alpha tokens back to TAO at the prevailing pool exchange rate at the time of conversion, so outcomes are price sensitive. According to current documentation, emissions for each subnet are generally distributed at the end of every approximately 360 blocks, or about 72 minutes, and the subnet’s participant distribution is generally allocated 41% to miners, 41% to validators and their stakers, and 18% to the subnet owner. The Bittensor blockchain does not impose protocol-enforced delays (unbonding periods) in accessing unstaked TAO. That said, custodians, validators, liquidity pools, or other service providers and operational setups may impose operational, contractual, or practical limits on withdrawal timing or liquidity.

The initial Bittensor mainnet “Kusanagi” launched in January 2021, was followed by the “Nakamoto” upgrade in November 2021, then a fork to the current “Finney” chain on March 20, 2023. Subnets went live on October 2, 2023. Governance has transitioned to a bicameral model in which a “Triumvirate” (employees of the Opentensor Foundation) authors proposals and a “Senate” (a group of delegates who have elected to participate in proposals) must approve the proposals prior to implementation. The Senate is comprised of the top delegate hotkeys by stake. In this specific context, a “hotkey” is the operational public key used by a participant to conduct on-chain actions (including by a validator), and a “delegate” is a hotkey that accepts delegated TAO from third parties for staking. “Top” refers to the delegate hotkeys with the highest total stake at a given time. Per current documentation, the Senate has 12 seats (although not all must be filled), and a delegate generally must reach at least 2% of total network stake amount through delegation or self-stake and elect to participate in the Senate. If all twelve Senate seats are filled, and a delegate wishes to join, the lowest stake member is replaced. Because Senate membership is stake-based, governance influence may be concentrated among large stakers and delegates.

Our Cryptocurrency Asset Strategy

In June 2025, the Company adopted a differentiated cryptocurrency treasury strategy focused on the pure play artificial intelligence (AI) crypto coin, TAO, the native cryptocurrency of Bittensor. Bittensor is a decentralized blockchain network for machine learning and AI. This was a shift from our prior approach of holding excess cash (as defined below) primarily in Federal Deposit Insurance Corporation (“FDIC”)-insured interest-bearing accounts. We now seek to allocate substantial portions of our excess cash to purchasing TAO, with the goal of obtaining an increased yield on excess cash by staking TAO for revenue generation and capital appreciation, a strategy that underscores our mission to create significant value for shareholders.

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

To guide its cryptocurrency asset purchases, the Company’s Board of Directors (the “Board”) adopted a long-only TAO accumulation strategy and has delegated authority to our Executive Chairman, in consultation with internal personnel and external advisors, to determine the timing, size, and method of TAO purchases with the objective of maximizing tokens per share. Under this authority, management reviews our cash assets, identifies any excess cash as described above, and determines whether to allocate such excess cash to the acquisition of TAO. In addition to using excess cash, the Company’s acquisition strategy may also involve issuing debt or equity securities or undertaking other capital raising transactions, subject to market conditions, with the objective of using the proceeds to purchase additional TAO.

The Company has not established a specific target amount of TAO that we seek to hold. Instead, the Company monitors market conditions, liquidity needs, and financing opportunities in determining whether to make additional TAO purchases in the future. The Company views its TAO holdings as long-term holdings and expect to continue accumulating TAO over time. As of March 31, 2026, approximately 87.3% of the Company’s treasury holdings were invested in TAO. The Company does not hedge our TAO exposure and has no diversification strategy into other crypto assets. Accordingly, the Company’s treasury strategy currently reflects long-only exposure to TAO. However, the Company is exploring the potential implementation of hedging strategies to manage risks associated with digital asset price volatility; the Company has not implemented any hedging strategies to date, and there can be no assurance that any such strategies will be implemented or, if implemented, effective.

Although a liquid market for TAO exists, the Company has not monetized (i.e., sold) any TAO to date. A majority of the Company’s TAO is staked as soon as trade settlement permits, and the Company currently stakes TAO through two staking providers - tao5 and Yuma Validator, LLC (“Yuma”). The Company only engages in TAO staking. In the future, the Company may explore additional yield-enhancement strategies, including participation in Bittensor subnets. Any such activity would likely be undertaken with a third-party partner possessing substantial subnet expertise.

Liquidity Uncertainties

As of March 31, 2026, the Company had approximately $3.6 million in cash and cash equivalents and approximately $25.2 million in digital asset value as compared to $23.4 million of cash, cash equivalents and digital asset value at December 31, 2025. The Company expects that its current cash and cash equivalents and TAO token market value, approximately $28 million as of the date of this Quarterly Report on Form 10-Q, will be sufficient to support its projected operating requirements and financial commitments for at least the next 12 months from the date of this Quarterly Report. The operating requirements include the current plans for increasing its TAO holdings and staking while determining its strategy for Bryostatin-1, the Company’s novel drug candidate targeting the activation of Protein Kinase C Epsilon (PKC ε). The financial commitments include the potential redemption of the Series D convertible preferred stock, par value $0.0001, with a stated value of $1,000 per share (the “Series D Convertible Preferred Stock”), for cash.

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

Note 2 – Summary of Significant Accounting Policies:

Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the unaudited condensed consolidated financial statements included herein contain all adjustments necessary to present fairly the Company’s financial position and the results of its operations and cash flows for the interim periods presented. Such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2026 may not be indicative of results for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes to those statements for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2026.

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

Comprehensive Income (Loss)

The Company follows Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 220 in reporting comprehensive income (loss). Comprehensive income (loss) is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income (loss). For the three months ended March 31, 2026 and 2025, the Company had items of other comprehensive income, which are reflected in the accompanying financial statements.

Net Earnings per Share

The Company computes earnings per share using the two-class method. The two-class method of computing earnings per share is an earnings allocation formula that determines earnings per share for Common Stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. The Series C, Series D and Series E Preferred Shares are considered participating securities as preferred shareholders are entitled to participate with common stockholders on an as-converted basis in any distributions of assets by the Company under the terms of the Certificate of Designations.

The following table illustrates the computation of basic and diluted earnings per share for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Net income	$4,254,392	$385,169
Less: Preferred stock dividends	(203,384)	(101,403)
Less: allocation of undistributed income to Series C convertible preferred stockholders	—	(115,930)
Less: allocation of undistributed income to Series D convertible preferred stockholders	(103,334)	—
Less: allocation of undistributed income to Series E convertible preferred stockholders	(612,456)	—

Undistributed income available to common stockholders - basic	$3,335,218	$167,836
Effect of dilutive instrument on net income	6,000	(112,000)
Undistributed income available to common stockholders - diluted	$3,341,218	$55,836

Weighted average shares outstanding - basic	7,481,700	1,385,700

Dilutive effect of warrants and options	217,402	7,181

Weighted average shares outstanding - diluted	7,699,102	1,392,881

Basic earnings per share	$0.45	$0.12
Diluted earnings per share	$0.43	$0.04

The following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding as they would be anti-dilutive as determined using the treasury stock method for the three months ended March 31, 2026 and 2025, respectively:

	For the Three Months Ended
	March 31,
	2026	2025
Common Stock Options	107,674	32,874
Common Stock Warrants	2,401,556	1,487,223
Total	2,509,230	1,520,097

Cash and Cash Equivalents and Concentration of Credit Risk:

The Company considers all highly liquid cash investments with an original maturity of three months or less when purchased to be cash equivalents. At March 31, 2026, the Company’s cash balances that exceed the current insured amounts under the Federal Deposit Insurance Corporation (“FDIC”) were approximately $0.4 million. In addition, approximately $3.2 million included in cash and cash equivalents were invested in a money market fund and in U.S. treasury bills, and approximately $25.2 million in cryptocurrency, at market value, which is not insured under the FDIC.

Investment in Limited Partnership Interests

As permitted under ASC Topic 825 - Financial Instruments (“ASC 825”), the Company has elected the fair value option for its investment in limited partnership interests which otherwise would be subject to ASC Topic 323 - Investment - Equity Method and Joint Ventures. Pursuant to ASC Topic 820 - Fair Value Measurement, because the investments do not have a readily determinable fair value the Company has elected to use net asset value per share or its equivalent (“NAV”) as a practical expedient to measure the Company’s investment at fair value, unless it is probable that the investment will be sold at a value different from its NAV, so long as the investee entity calculates NAV in a manner consistent with the measurement principles established by ASC Topic 946, Financial Services—Investment Companies. The Company uses the practical expedient and, accordingly, measures its investments at fair value each reporting period based on the NAV reported by the investee entities.

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

TAO tokens are divisible into partial tokens and are presented rounded to the nearest one-hundredth of a token. The following table summarizes the Company’s digital asset holdings as of March 31, 2026:

Assets	Tokens	Cost Basis	Fair Market Value	Unrealized Loss
Staked TAO	59,999	$20,540,675	$18,360,832	$2,681,842
Un-staked TAO	22,211	7,604,030	6,797,065	992,801
Totals	82,210	$28,144,705	$25,157,897	$3,674,643

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

Accounting for Digital Assets

Fair Market Value

Digital assets are measured at their fair market values using the last close price of the day in the Coordinated Universal Time (UTC) time zone at each reporting period end on the balance sheet. The Company’s digital assets are presented as current assets. The majority of the Company’s digital assets are staked with no lock-up period, and are considered current assets in accordance with ASC 210-10-20, Balance Sheet, due to the Company’s ability to sell them in a liquid marketplace and with a reasonable expectation that they will be realized in cash during the normal operating cycle of our business to support operations if needed.

Cost Basis

The cost basis of the Company’s digital assets is measured at fair value based on the spot price at the time of receipt, consistent with the applicable guidance under ASC 350-60. The Company has elected to adopt the First-In, First-Out (FIFO) method for determining the cost basis of digital assets disposed of. The method assumes that the assets that were acquired first are disposed of first. Realized gains and losses from the disposal of digital assets are included in other income in the Condensed Consolidated Statements of Comprehensive Loss. The Company had no realized gains or losses from the disposal of digital assets for the three months ended March 31, 2026 and 2025.

Revenue Recognition - Digital Assets

The Company engages in network-based smart contracts by staking (or delegating) its digital assets with third party validator nodes. Through these contracts, the Company provides digital assets to stake on a node for the purpose of validating transactions and adding blocks to a respective blockchain network. The term of a smart contract can vary based on the rules of the respective blockchain and can be from immediate to several weeks after it is cancelled (or “un-staked”) by the delegator and requires that the crypto assets staked remain locked up during the duration of the smart contract. The Company stakes its TAO directly from qualified custody with BitGo Trust, enabling a yield generation while maintaining the highest standards of security and regulatory compliance. As of March 31, 2026, the Company’s staked assets have immediate terms, meaning there is no lock-up period upon the asset being un-staked.

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

The Company considers the provision of staking services to be an output of the Company’s ordinary activities and accounts for staking rewards under ASC 606. Each separate validation under a smart contract with a network represents a performance obligation. The satisfaction of the performance obligation for processing and validating blockchain transactions occurs at a point in time when confirmation is received from the network indicating that the validation is complete, and the awards are available for transfer. At that point, the fair value of the staking reward is recognized and recorded as revenue. Staking rewards are non-cash consideration and are measured at fair value at the time control is obtained, using quoted market prices of the underlying digital asset The Company presents staking revenue on a gross basis as it has determined it is acting as a principal in the transaction, as it controls the validation services prior to transfer of the rewards. Once the reward has been acquired by the Company, the tokens are added to the Company’s digital asset holdings and their fair value is accounted for in accordance with ASC 820.

Fixed Assets and Leases:

The Company has one lease which has a remaining term of three months during the reporting period. The Company has deemed the lease immaterial and has not recorded it as an obligation on the balance sheet nor a right-of-use asset. The total remaining future expense relating to this lease is approximately $18,000.

Fixed assets are stated at cost less accumulated depreciation. Depreciation is computed on a straight line basis over the estimated useful life of the asset, which is deemed to be between three and ten years.

Research and Development Costs:

All research and development costs, including costs to maintain or expand the Company’s patent portfolio licensed from CRE are expensed when incurred. Non-refundable advance payments for research and development are capitalized because the right to receive those services represents an economic benefit. Such capitalized advances will be expensed when the services occur and the economic benefit is realized. There were no capitalized research and development services at March 31, 2026 and December 31, 2025.

Income Taxes:

There is no income tax benefit for the losses for the three months ended March 31, 2026 since management has determined certain US GAAP income recognized items are not currently subject to income taxes, but rather are deferred until a future event.

The Company’s policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statement of operations. As of January 1, 2025, the Company had no unrecognized tax benefits, or any tax related interest or penalties, and it does not expect significant changes in the amount of unrecognized tax benefits to occur within the next twelve months. There were no changes in the Company’s unrecognized tax benefits during the three month period ended March 31, 2026. The Company did not recognize any interest or penalties during 2025 related to unrecognized tax benefits.

With few exceptions, the U.S. and state income tax returns filed for the tax years ending on December 31, 2022 and thereafter are subject to examination by the relevant taxing authorities. Net operating loss (“NOL”) carryforwards are subject to examination in the year they are utilized regardless of whether the tax year in which they are generated has been closed by the statute. The amount subject to disallowance is limited to the NOL utilized. Accordingly, the Company may be subject to examination for prior NOLs generated as such NOLs are utilized.

Recently Issued Accounting Pronouncements:

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (Topic 220), which requires disclosure in the notes to financial statements about specific types of expenses included in the expense captions presented on the face of the statement of operations. The requirements of the ASU are effective for annual periods beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The requirements will be applied prospectively with the option for retrospective application. The Company is currently evaluating the impact related to the adoption of ASU 2024-03 on its consolidated financial statement disclosures.

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

The Company stakes its TAO holdings and, as a result, earns a return on its staking which is received in additional TAO tokens. Staking rewards are recognized as income when earned and when control of the additional tokens is obtained. TAO tokens received through staking represent non-cash investing and operating activity and are excluded from cash flows from operations.

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

Below is a rollforward of digital asset activity for the three months ended March 31, 2026:

Balance of Digital Assets as of January 1, 2026	$17,927,183
Purchase of TAO tokens	—
Staking rewards (non-cash additions)	388,774
Unrealized gain on digital assets	6,841,937
Balance of Digital Assets as of March 31, 2026	$25,157,894

The above rollforward reflects total purchases of TAO, staking rewards earned, and unrealized changes in fair value during the period, which reconcile to the ending balance. The fair value of TAO is determined based on quoted market prices from active trading platforms and is classified as Level 1 within the fair value hierarchy.

The following table identifies the digital assets earned from staking activities for 2026, no rewards or revenues for 2025:

	For the Three Months Ended
	March 31, 2026
Asset	Token Rewards	Revenue
TAO	891.12	$388,774

Changes in fair value of digital assets and staking rewards are recognized in the statement of operations.

Cost of Revenue

The Company’s cost of revenues related to its digital asset staking are primarily advisory fees incurred for the processing of the staking transactions and fees for BitGo (our cryptocurrency exchange). These costs are directly related to the production of digital asset staking revenues. For the three months ended March 31, 2026, the cost associated with the revenue recorded from digital asset staking was $17,369.

As of May 13, 2026, the Company had a total of approximately 82,780 TAO tokens with a total market value of approximately $24.8 million, based on quoted marked prices at that date.

Strategic Investments in Limited Partnership Interests in Yuma

On October 24, 2025, the Company entered into Subscription Agreements (the “Subscription Agreements) with Yuma Subnet Composite Onshore Fund, L.P. (“YSCO”) and Yuma Large Cap Subnet Onshore Fund, L.P. (“YLCSO”), pursuant to which the Company agreed to purchase from YSCO a 29,794.9626 share interest at a price of $12.59 per share, representing 7.5% of YSCO’s issued and outstanding share capital and agreed to purchase from YLCSO a 32,425.1615 share interest at a price of $11.57 per share, representing 7.5% of YLCSO’s issued and outstanding share capital. Pursuant to the terms of the Subscription Agreements, the Company funded these investments through contributions of TAO, a digital asset, which was measured at fair value on the date of contribution.

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

The Company measures the fair value of its limited partnership interests using the NAV per share (or its equivalent) as a practical expedient in accordance with ASC 820, Fair Value Measurement.

As of March 31, 2026, the carrying value of the investments represents the Company’s maximum exposure to loss. The Company has not provided financial or other support to these VIEs and has no obligation to provide additional funding.

The Company may request to redeem its units in the funds on the last day of each calendar quarter after the units have been outstanding for at least 12 months. Such requests are subject to approval by the funds. Due to this restriction, the Company’s units were not redeemable as of March 31, 2026. The investments will be eligible for redemption beginning on December 31, 2026.

Below is a summary of activity for the Yuma investments as of March 31, 2026:

Balance of Limited Partnership Interests as of January 1, 2026	$446,954
Change in fair value of limited partnership investments	350,740
Balance as of March 31, 2026	$797,694

Stanford License Agreements

On May 12, 2014, the Company entered into a license agreement (the “Stanford License Agreement”) with The Board of Trustees of The Leland Stanford Junior University (“Stanford”), pursuant to which Stanford has granted to the Company a revenue-bearing, world-wide right and exclusive license, with the right to grant sublicenses (on certain conditions), under certain patent rights and related technology for the use of bryostatin structural derivatives, known as “bryologs,” for use in the treatment of central nervous system disorders, lysosomal storage diseases, stroke, cardio protection and traumatic brain injury, for the life of the licensed patents. The Company is required to use commercially reasonable efforts to develop, manufacture and sell products (“Licensed Products”) in the Licensed Field of Use (as defined in the Stanford License Agreement) during the term of the licensing agreement which expires upon the termination of the last valid claim of any licensed patent under this agreement. In addition, the Company must meet specific product development milestones, and upon meeting such milestones, make specific milestone payments to Stanford. The Company must also pay Stanford royalties of 3% of net sales, if any, of Licensed Products (as defined in the Stanford License Agreement) and milestone payments of up to $3.7 million dependent upon stage of product development. As of March 31, 2026, no royalties nor milestone payments have been earned or made.

On January 19, 2017, the Company entered into a second license agreement with Stanford, pursuant to which Stanford has granted to the Company a revenue-bearing, world-wide right and exclusive license, with the right to grant sublicenses (on certain conditions), under certain patent rights and related technology for the use of “Bryostatin Compounds and Methods of Preparing the Same,” or synthesized bryostatin, for use in the treatment of neurological diseases, cognitive dysfunction and psychiatric disorders, for the life of the licensed patents. The Company paid Stanford $70,000 upon executing the license and is obligated to pay an additional $10,000 annually as a license maintenance fee. In addition, based upon certain milestones that include product development and commercialization, the Company will be obligated to pay up to an additional $2.1 million and between 1.5% and 4.5% royalty payments on certain revenues generated by the Company relating to the licensed technology. On November 9, 2021, the Company revised the existing licensing agreement with Stanford. The revisions extended all the required future product development and commercialization milestones. The Company is currently in full compliance with the revised agreement and is moving forward on its commitments. As of March 31, 2026, no royalties nor milestone payments have been earned or made.

The Company has advanced the development of synthetic bryostatin by demonstrating the equivalence of the synthetic to the natural bryostatin product. The estimated cost to initiate and produce sufficient quantities of the synthetic bryostatin drug product is approximately $1.5 million. The Company is evaluating production alternatives at this time in light of its new business strategy.

Mt. Sinai License Agreement

On July 14, 2014, the Company entered into an Exclusive License Agreement (the “Mount Sinai License Agreement”) with the Icahn School of Medicine at Mount Sinai (“Mount Sinai”). Pursuant to the Mount Sinai License Agreement, Mount Sinai granted the Company (a) a revenue-bearing, world-wide right and exclusive license, with the right to grant sublicenses (on certain conditions), under Mount Sinai’s interest in certain joint patents held by the Company and Mount Sinai (the “Joint Patents”) as well as in certain results and data (the “Data Package”) and (b) a non-exclusive license, with the right to grant sublicenses on certain conditions, to certain technical information, both relating to the diagnostic, prophylactic or therapeutic use for treating diseases or disorders in humans relying on activation of Protein Kinase C Epsilon (PKC ε), which includes Niemann-Pick Disease (the “Mount Sinai Field of Use”). The Mount Sinai License Agreement allows the Company to research, discover, develop, make, have made, use, have used, import, lease, sell, have sold and offer certain products, processes or methods that are covered by valid claims of Mount Sinai’s interest in the Joint Patents or an orphan drug designation application covering the Data Package (“Mount Sinai Licensed Products”) in the Mount Sinai Field of Use (as such terms are defined in the Mount Sinai License Agreement).

The Company was required to pay Mt. Sinai milestone payments of $2.0 million upon approval of a new drug application (“NDA”) in the United States and an additional $1.5 million for an NDA approval in the European Union or Japan. In addition, the Company was required to pay Mt. Sinai royalties on net sales of licensed product of 2.0% for up to $250 million of net sales and 3.0% of net sales over $250 million. Since inception, the Company has paid Mt. Sinai approximately $210,000 consisting of licensing fees of $135,000 plus development costs and patent fees of approximately $75,000. As of March 31, 2026, no royalties nor milestone payments have been earned or made.

On February 24, 2026, the Company terminated the Mount Sinai License Agreement, effective 60 days from date of termination. The termination does not relieve the parties from obligations under the Mount Sinai License Agreement that accrued prior to the termination and certain other provisions expressly indicated to survive the termination.

Agreements with BryoLogyx

On June 9, 2020, the Company entered into a supply agreement (the “Supply Agreement”) with BryoLogyx Inc. (“BryoLogyx”), pursuant to which BryoLogyx agreed to serve as the Company’s exclusive supplier of synthetic bryostatin. Pursuant to the terms of the Supply Agreement, the Company placed an initial order and subsequently received one gram of current good manufacturing practice (cGMP) synthetic bryostatin as an active pharmaceutical ingredient to be used in a drug product (“API”). The Company may place additional orders for API beyond the initial order by making a written request to BryoLogyx no later than six months prior to the requested delivery date. The Company is not currently using synthetic bryostatin for its current Phase 2 clinical trial and will determine when to incorporate the synthetic into the clinical trial process.

In connection with the Supply Agreement, on June 9, 2020, the Company entered into a transfer agreement (the “Transfer Agreement”) with BryoLogyx. Pursuant to the terms of the Transfer Agreement, the Company agreed to assign and transfer to BryoLogyx all of the Company’s right, title and interest in and to that certain Cooperative Research and Development Agreement, dated as of January 29, 2019 (the “CRADA”), by and between the Company and the U.S. Department of Health and Human Services, as represented by the NCI, under which Bryostatin-1’s ability to modulate CD22 in patients with relapsed/refractory CD22+ disease has been evaluated to date. Pursuant to guidance provided by NCI, the CRADA has been cancelled and BryoLogyx has initiated a request for a new CRADA in its name. BryoLogyx will be filing its own investigational new drug application (“IND”) for CD22 with the FDA. As consideration for the transfer of rights to the CRADA, BryoLogyx has agreed to pay to the Company 2% of the gross revenue received in connection with the sale of bryostatin products, up to an aggregate payment amount of $1 million. No such revenues have been earned as of March 31, 2026.

Nemours Agreement

On September 5, 2018, the Company announced a collaboration with Nemours A.I. DuPont Hospital (“Nemours”), a premier U.S. children’s hospital, to initiate a clinical trial in children with Fragile X syndrome, a genetic disorder. In addition to the primary objective of safety and tolerability, measurements will be made of working memory, language and other functional aspects such as anxiety, repetitive behavior, executive functioning, and social behavior. On August 5, 2021, the Company announced its memorandum of understanding with Nemours to initiate a clinical trial using Bryostatin-1, under orphan drug status, to treat Fragile X. The Company intends to provide the Bryostatin-1 and obtain the IND, and Nemours intends to provide the clinical site and attendant support for the trial. The Company and Nemours, jointly, will develop the trial protocol. The Company estimates its total trial and IND cost to be approximately $2.0 million. As of March 31, 2026, the Company has incurred cumulative expenses associated with this agreement of approximately $100,000.

The Company has filed an IND with the FDA. The FDA has placed the development of the IND on clinical hold pending completion of further analytics relating to drug pharmacokinetics and pharmacodynamics. The Company is currently evaluating its plans to advance Fragile X development.

CRE License Agreement

Effective October 31, 2012, the Company executed a Technology License and Services Agreement (the “TLSA”) with CRE, a related party, and NRV II, LLC (“NRV II”), another affiliate of CRE, which was amended by Amendment No. 1 to the TLSA as of August 21, 2013, as amended and restated on February 4, 2015 (the “CRE License Agreement”). Pursuant to the CRE License Agreement, CRE and NRV II provide research services and have granted the Company the exclusive and nontransferable world-wide, royalty-bearing right, with a right to sublicense (in accordance with the terms and conditions described below), under CRE’s and NRV II’s respective right, title and interest in and to certain patents and technology owned by CRE or licensed to NRV II by CRE as of or subsequent to October 31, 2012, to develop, use, manufacture, market, offer for sale, sell, distribute, import and export certain products or services for therapeutic applications for AD and other cognitive dysfunctions in humans or animals. Additionally, the CRE License Agreement specifies that all patents that issue from a certain patent application shall constitute licensed patents and all trade secrets, know-how and other confidential information claimed by such patents constitute licensed technology under the CRE License. The CRE License Agreement terminates on the later of the date (a) the last of the licensed patent expires, is abandoned, or is declared unenforceable or invalid or (b) the last of the intellectual property enters the public domain.

After Neurotrope’s initial Series A stock financing, the CRE License Agreement required the Company to enter into scope of work agreements with CRE as the preferred service provider for any research and development services or other related scientific assistance and support services. There were no such statements of work agreements entered into during the three months ended March 31, 2026.

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

Note 4 – Related Party Transactions:

On June 4, 2025, Dr. Daniel L. Alkon resigned as an officer, director and Chief Scientific Officer of the Company to become a consultant working with the Company’s newly established Bryostatin Development Committee of the Board (the “Bryostatin Development Committee”), consisting of Mr. William Singer and Mr. Joshua Silverman. Dr. Alkon will serve as director of the Bryostatin Platform Development Program and will work with the Bryostatin Development Committee to find and evaluate opportunities for continued development of the Company’s Bryostatin assets. On June 4, 2025, Dr. Alkon entered into a consulting agreement with the Company (the “Alkon Consulting Agreement”). In connection with his resignation, and pursuant to the Alkon Consulting Agreement, the Company and Dr. Alkon agreed to reduce Dr. Alkon’s base monthly salary to $12,500 per month. See Note 5—Other Commitments—Resignation of Dr. Daniel L. Alkon, M.D. On August 9, 2025, the Board reduced Dr. Alkon’s base monthly salary to $1,500 per month. Effective October 10, 2025, the Company terminated the Alkon Consulting Agreement. On June 6, 2025, Mr. Joshua Silverman was appointed as Executive Chairman of the Board. In consideration of his new role, Mr. Silverman was paid a salary of $30,000 per month. For the three months ended March 31, 2026, $90,000 is reflected as part of general and administrative expenses in the Company’s Condensed Consolidated Statements of comprehensive loss. On August 14, 2025, the Company entered into an Executive Compensation Agreement (the “Silverman Compensation Agreement”) with Mr. Silverman, effective as of July 1, 2025, pursuant to which Mr. Silverman serves as the Company’s Executive Chairman.

The Silverman Compensation Agreement provides for an initial three-year term, with automatic one-year renewal periods unless either party provides at least ninety (90) days’ prior written notice of non-renewal. Under the Silverman Compensation Agreement, Mr. Silverman is entitled to an annual base salary of $360,000, subject to annual review and potential increase by the Compensation Committee of the Board (the “Compensation Committee”). Mr. Silverman is eligible to receive an annual performance-based bonus. In addition, Mr. Silverman is entitled to receive annual long-term incentive awards under the Company’s Long Term Incentive Plan with a target annual equity award grant date fair value to equal 300% of Mr. Silverman’s base salary.

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

All severance and equity acceleration benefits are subject to Mr. Silverman’s execution and non-revocation of a general release of claims. The Silverman Compensation Agreement also includes provisions regarding confidentiality, non-disparagement, post-employment cooperation, and compliance with Section 409A of the Internal Revenue Code. Compensation under the Silverman Compensation Agreement is subject to the Company’s clawback policies as may be required by applicable law or listing standards.

Note 5 – Other Commitments:

Employment Agreements

On June 8, 2025, Dr. Alan J. Tuchman M.D. resigned as Chief Executive Officer of the Company, effective June 8, 2025. On August 28, 2025, Dr. Tuchman further resigned from his position as a member of the Board and as a member of all committees of the Board on which he served. Dr. Tuchman now serves as the Company’s Chief Medical Officer. In connection with his resignation as Chief Executive Officer, the Company and Dr. Tuchman agreed to reduce Dr. Tuchman’s base monthly salary to $7,500 per month. For the three months ended March 31, 2026 and 2025, the Company paid Dr. Tuchman $22,500 and $37,500, respectively.

As noted above in Note 4—Related Party Transactions, on August 14, 2025, the Company entered into the Silverman Compensation Agreement with Mr. Silverman, effective as of July 1, 2025, pursuant to which Mr. Silverman serves as the Company’s Executive Chairman. See Note 4—Related Party Transactions for additional information regarding the Silverman Compensation Agreement. For the three months ended March 31, 2026 and 2025, the Company paid Mr. Silverman $60,000 and $90,000, respectively.

Consulting Agreements

Consulting Agreement with James Altucher, Z-List Media, OSS Capital LLC and Joseph Jacks

The Company continues to recognize expense related to consulting agreements entered into in 2025 with James Altucher and Z-List Media, Inc. and with OSS Capital LLC and Joseph Jacks. During the three months ended March 31, 2026, the Company recognized consulting expense of $398,306 related to these arrangements. No such expense was recognized during the three months ended March 31, 2025. As of March 31, 2026, prepaid consulting expense related to these agreements was $305,000.

Additional information regarding these arrangements was previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Contingencies

Pursuant to the Separation and Distribution Agreement and Tax Matters Agreement between Neurotrope and Synaptogenix (the “Tax Matters Agreement”), Neurotrope agreed to indemnify Synaptogenix for certain liabilities, and Synaptogenix agreed to indemnify Neurotrope for certain liabilities, in each case for uncapped amounts. Indemnities that Synaptogenix may be required to provide Neurotrope are not subject to any cap, may be significant and could negatively impact Synaptogenix’s (now TAO Synergies Inc.) business, particularly with respect to indemnities provided in the Tax Matters Agreement. Third parties could also seek to hold Synaptogenix (now TAO Synergies Inc.) responsible for any of the liabilities that Neurotrope has agreed to retain. Further, the indemnity from Neurotrope may not be sufficient to protect Synaptogenix (now TAO Synergies Inc.) against the full amount of such liabilities, and Neurotrope may not be able to fully satisfy its indemnification obligations. Moreover, even if Synaptogenix ultimately succeeds in recovering from Neurotrope any amounts for which Synaptogenix (now TAO Synergies Inc.) is held liable, Synaptogenix (now TAO Synergies Inc.) may be temporarily required to bear these losses. As of the reporting date, there are no claims relating to the indemnification agreement.

Note 6 – Stockholders’ Equity:

The Company’s amended and restated certificate of incorporation authorizes it to issue 150,000,000 shares of Common Stock and 1,000,000 shares of preferred stock, par value $0.0001 per share (“Preferred Stock”).

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

June 2025 Private Placement

During 2025, the Company completed a private placement of Series D Convertible Preferred Stock and related warrants (the “Series D Common Stock Warrants”) and entered into related warrant amendments and registration rights agreements. The resale registration statement covering the applicable underlying shares was declared effective by the SEC on July 17, 2025.

As of March 31, 2026, 227.859 shares of Series D Convertible Preferred Stock remained outstanding, convertible into 227,859 shares of Common Stock. Series D Common Stock Warrants to purchase 349,667 shares of Common Stock also remained outstanding. During the three months ended March 31, 2026, the Company recorded dividends/accretion of $193,175 related to the Series D Convertible Preferred Stock.

The Company was in compliance with the material terms and covenants of the Series D Convertible Preferred Stock arrangements as of March 31, 2026, and there were no material amendments to these arrangements during the quarter.

October 2025 Private Placement

In October 2025, the Company issued Series E convertible preferred stock, par value $0.001, with a stated value of $1,000 per share (the “Series E Convertible Preferred Stock”), and related warrants (the “Series E Common Stock Warrants”) in a private placement transaction previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

As of March 31, 2026, 11,000 shares of Series E Convertible Preferred Stock remained outstanding and were convertible into 1,375,000 shares of Common Stock. Series E Common Stock Warrants to purchase 1,430,000 shares of Common Stock also remained outstanding. During the three months ended March 31, 2026, the Company recognized preferred dividends/accretion of $2,034,988 related to the Series E Convertible Preferred Stock.

The Company was in compliance with the material terms and covenants of the Series E Convertible Preferred Stock arrangements as of March 31, 2026, and there were no material amendments to these arrangements during the quarter.

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

During the three months ended March 31, 2026 and 2025, the Company recorded a loss of $6,000 and a gain of $1,351,000, respectively related to the change in fair value of the Series B warrant liability, which is recorded in other income (expense) on the Condensed Consolidated Statements of Comprehensive Income. The fair value of the warrants of $15,000 was estimated at March 31, 2026 utilizing the Black Scholes model using the following weighted average assumptions: dividend yield 0%; remaining term of 1.64 years; equity volatility of 135.0%; and a risk-free interest rate of 3.68%.

Accounting Treatment of September 2024 Private Placement

Series C Preferred Shares

As of December 31, 2025, the Series C convertible preferred stock, par value $0.0001, with a stated value of $1,000 per share (the “Series C Convertible Preferred Stock”), had been fully redeemed, and no shares were outstanding as of March 31, 2026. Accordingly, the Company recorded no accretion, dividends, redemption premiums, or change in fair value of the related embedded derivative liability during the three months ended March 31, 2026.

During the three months ended March 31, 2025, the Company redeemed $715,000 of Series C Convertible Preferred Stock and $53,563 of accrued dividends in cash, relieved $1,086,984 of related discount, recognized a deemed dividend of $53,799 related to cash premiums, and recorded a loss of $79,000 related to the change in fair value of the embedded derivative liability.

Series C Common Stock Warrants

The Company’s warrants to purchase Common Stock issued in connection with the Company’s private placement of Series C Convertible Preferred Stock in September 2024 (the “Series C Common Stock Warrants”) were liability-classified prior to their reclassification to equity effective June 30, 2025. As a result, the Series C Common Stock Warrants are no longer remeasured at fair value each reporting period.

During the three months ended March 31, 2026 and 2025, the Company recorded $0 and a gain of $1.2 million, respectively, related to changes in the fair value of the Series C Common Stock Warrant liability, which is included in other income in the condensed consolidated statements of comprehensive income.

Accounting Treatment of June 2025 Private Placement

Series D Preferred Shares

The Company determined that the Series D Convertible Preferred Stock contains embedded features requiring bifurcation and liability accounting under ASC 815. The embedded derivative liability is remeasured at fair value each reporting period, with changes in fair value recognized in earnings.

During the three months ended March 31, 2026 and 2025, the Company recorded a gain of $1,000 and a loss of $110,000, respectively, related to changes in the fair value of the embedded derivative liability associated with the Series D Convertible Preferred Stock, which is included in other income (expense) in the condensed consolidated statements of comprehensive income. As of March 31, 2026, the fair value of the embedded derivative liability was approximately $1,000.

The Series D Common Stock Warrants were reclassified from liabilities to equity during 2025 following amendments to the warrant terms. Accordingly, the Series D Common Stock Warrants are no longer remeasured at fair value each reporting period.

Additional information regarding the June 2025 private placement, related warrant issuances, and warrant amendments was previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Accounting Treatment of October 2025 Private Placement

Series E Preferred Shares

The Company determined that the Series E Convertible Preferred Stock contains embedded features requiring bifurcation and liability accounting under ASC 815. The embedded derivative liability is remeasured at fair value each reporting period, with changes in fair value recognized in earnings.

During the three months ended March 31, 2026 and 2025, the Company recorded a loss of approximately $1.7 million and $0, respectively, related to the change in fair value of the embedded derivative liability, which is included in other income (expense) in the condensed consolidated statements of comprehensive income. As of March 31, 2026, the fair value of the embedded derivative liability was approximately $3.8 million.

The Series E Common Stock Warrants were classified in equity upon issuance and are not remeasured in subsequent reporting periods.

Additional information regarding the October 2025 private placement, related warrant issuances, and initial accounting treatment was previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

The Compensation Committee administers the 2020 Plan and has full power to grant stock options and Common Stock, construe and interpret the 2020 Plan, establish rules and regulations and perform all other acts, including the delegation of administrative responsibilities, as it believes reasonable and proper. The Compensation Committee, in its absolute discretion, may award Common Stock to employees, consultants, and directors of the Company, and such other persons as the Compensation Committee may select, and permit holders of options to exercise such options prior to full vesting.

Stock and Option Grants

The following is a summary of stock option activity under the stock option plans for the three months ended March 31, 2026:

Weighted-
			Average	Aggregate
		Weighted-	Remaining	Intrinsic
	Number	Average	Contractual	Value
	of	Exercise	Term	(in
	Shares	Price	(Years)	thousands)
Options outstanding at January 1, 2026	93,681	$50.28	8.7	$2.2
Options granted	—	$—	—	—
Less options forfeited	—	$—	—	—
Less options expired/cancelled	—	$—	—	—
Less options exercised	—	$—	—	—
Options outstanding at March 31, 2026	93,681	$50.28	8.4	$0.6
Options exercisable at March 31, 2026	29,681	$136.94	6.5	$0.1

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing price of the Common Stock, which was $5.69 per share on March 31, 2026 and $3.68 per share on December 31, 2025.

On April 7, 2026, the Company granted an aggregate of 2,400 stock options to three Board members. The stock options have an exercise price of $5.52 per share, vest on the first anniversary of issuance and have an expiration date of ten years from the date of issuance. The Company used the Black Scholes valuation method to determine the fair value of the options assuming the following: implied volatility of 120.6%, a risk-free interest rate of 3.97% and aggregate fair value of $11,379, which is expensed over the vesting term.

As of March 31, 2026, the Company had unrecognized stock option expense of $108,740 and a remaining weighted average period for recognition of 0.29 years.

Director’s Compensation Policy

On March 29, 2023, the Company adopted an amended and restated non-employee director compensation policy (the “Director Compensation Policy”). The Director Compensation Policy provides for the annual automatic grant of nonqualified stock options to purchase up to 800 shares of the Company’s Common Stock to each of the Company’s non-employee directors. Such grants occur annually on the fifth business day after the filing of Company’s Annual Report on Form 10-K, if available under the Plan, and vest on the one-year anniversary from the date of grant, subject to the director’s continued service on the Board on the vesting date. Each newly appointed or elected director will also receive 800 options, and such options shall vest 50% on the grant date, 25% on the first anniversary of the grant date and 25% on the second anniversary of the grant date, subject to the director’s continued service on the Board on each vesting date. On April 7, 2026, the Company issued options to purchase a total of 2,400 shares of Common Stock as noted above.

Restricted Stock Issuances

On January 16, 2026, the Company issued 22,563 shares of restricted stock to a consultant engaged to provide investor relations services with a total fair market value on date of issuance of $100,000, expensed upon issuance. On March 6, 2026, the Company issued 1,025 shares of restricted stock to another consultant engaged to provide investor relations services with a total fair market value on date of issuance of $4,454, expensed upon issuance.

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

The Company recorded total expenses relating to the outstanding stock options and RSUs of $76,600 and $3,709 for the three months ended March 31, 2026 and 2025, respectively. Each of these expenses is classified under general and administrative expenses.

Note 8 – Common Stock Warrants:

The table below presents a reconciliation of the Company’s outstanding and exercisable warrants for the three months ended March 31, 2026:

Number
of shares
Warrants outstanding and exercisable January 1, 2026	3,301,622
Warrants issued	—
Warrants exercised	(94,145)
Warrants expired	—
Warrants outstanding March 31, 2026	3,207,477
Warrants exercisable March 31, 2026	2,807,477

As of March 31, 2026, the weighted average exercise price and the weighted average remaining life of the total warrants were $11.82 per warrant and 4.25 years, respectively. The intrinsic value of the warrants as of March 31, 2026 was approximately $1.8 million. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing price of the Common Stock, which was $5.69 per share on March 31, 2026.

Note 9 - Fair Value on a Recurring Basis:

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. The estimated fair value of the warrant liability and bifurcated embedded derivatives represent Level 3 measurements. The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at March 31, 2026 and December 31, 2025 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		March 31,	December 31,
Description	Level	2026	2025
Liabilities:
Warrant liability (Note 6)	3	$15,000	$9,000
Derivative liability (Note 6)	3	$3,764,000	$2,114,000

The following table sets forth a summary of the change in the fair value of the Series B Warrant liability that is measured at fair value on a recurring basis:

Balance on December 31, 2025	$9,000
Change in fair value of warrant liabilities	6,000
Balance on March 31, 2026	$15,000

The following table sets forth a summary of the change in the fair value of the Series D Convertible Preferred Stock bifurcated embedded derivative liability that is measured at fair value on a recurring basis:

Balance on December 31, 2025	$2,000
Change in fair value of derivative liability Series D Convertible Preferred Stock	(1,000)
Balance on March 31, 2026	$1,000

The following table sets forth a summary of the change in the fair value of the Series E Convertible Preferred Stock bifurcated embedded derivative liability that is measured at fair value on a recurring basis:

Balance on December 31, 2025	$2,112,000
Change in fair value of derivative liability Series E Convertible Preferred Stock	1,651,000
Balance on March 31, 2026	$3,763,000

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

In addition to the significant expense categories included within net loss presented on the Company’s Condensed Condensed Consolidated Statements of Comprehensive Income, the following table disaggregates the components of research and development expenses:

	For the Three Months Ended March 31,
	2026	2025
External clinical development expenses	$10,352	$26,191
Personnel related and stock-based compensation	2,512	12,825
Other research and development expenses	15,736	21,800
Total research and development expenses	$28,600	$60,816

Note 11 – Subsequent Events

Refer to Notes 3 and 7 disclosures of applicable subsequent events.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes appearing elsewhere in this report. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included elsewhere in this report and our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Basis of Presentation

The unaudited financial statements for the three months ended March 31, 2026 and 2025 include a summary of our significant accounting policies and should be read in conjunction with the discussion below and our financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included in the financial statements. All such adjustments are of a normal recurring nature.

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

As of May 12, 2026, TAO’s circulating supply was approximately 10.9 million tokens with a market capitalization of approximately $9.38 billion, according to publicly available sources. The lifecycle of TAO follows a supply schedule. Approximately one block is produced every ~12 seconds, with 1 TAO per block minted before the first halving (about 7,200 TAO/day), and 0.5 TAO per block minted after the first halving (about 3,600 TAO/day). The first halving occurred when total issuance reached 10.5 million TAO on December 15, 2025. TAO is not halved on a daily basis. Instead, the per-block emission rate decreases by 50% when predetermined issuance thresholds are reached. TAO has a hard cap of 21,000,000 tokens. Subtensor transaction fees are paid in TAO. Current public documentation indicates that transaction fees are deducted from total issuance rather than distributed as rewards. Accordingly, subnet miners and subnet validators generally do not receive TAO as transaction-fee awards for validating transactions, and instead earn rewards primarily through protocol emissions. In addition, per current documentation, certain staking-related transactions are described as subject to a percentage-based fee (for example, 0.05% of the TAO amount being staked or unstaked), in addition to any weight-based transaction fees (in this context “weight” is a measure of compute time).

Under the February 13, 2025 dTAO upgrade, newly issued TAO is first routed to subnets under protocol rules that, as of November 2025, allocate TAO across subnets based on net TAO inflows from staking activity rather than subnet token prices, and staking into a subnet exchanges TAO for that subnet’s alpha token. Subnet alpha tokens are subnet-specific tokens a participant receives when staking TAO into the subnet’s on-chain market pool, and the alpha token to subnet exchange rate is generally determined by the pool’s reserves. Exits convert alpha tokens back to TAO at the prevailing pool exchange rate at the time of conversion, so outcomes are price sensitive. According to current documentation, emissions for each subnet are generally distributed at the end of every approximately 360 blocks, or about 72 minutes, and the subnet’s participant distribution is generally allocated 41% to miners, 41% to validators and their stakers, and 18% to the subnet owner. The Bittensor blockchain does not impose protocol-enforced delays (unbonding periods) in accessing unstaked TAO. That said, custodians, validators, liquidity pools, or other service providers and operational setups may impose operational, contractual, or practical limits on withdrawal timing or liquidity.

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

Our Staking Program

We stake our TAO tokens, with the percentage staked varying based on various liquidity and operational considerations, and review this allocation periodically. All staking services are provided through BitGo Bank and Trust, N.A. (formerly known as BitGo Trust Company, Inc.) (the “Custodian”) pursuant to the terms of a Custodial Services Agreement (“CSA”) and the BitGo Staking & Delegation Services Terms (collectively, the “Staking Terms”) which are described below under the heading “Use of Custodians and Storage of TAO Tokens.” In addition, we have entered into a non-custodial Staking & Delegation Technology Services Agreement with Yuma (the “Yuma Agreement”) under which Yuma operates a validator for root subnet staking on the Bittensor network. Yuma does not custody our TAO or any rewards. For 18 months following the effective date of that agreement, we are required to delegate at least 90% of TAO subject to root subnet staking to a Yuma validator.

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

How We Earn Staking Rewards

As holders of TAO tokens we can stake any amount of the liquidity we hold to a validator. Also known as “delegation”, staking supports validators, because their total stake in the subnet, including stake delegated to them by others, determines their consensus power and their share of emissions. After the validator extracts their take, the remaining emissions are credited back to us in proportion to our stake with that validator. We stake TAO tokens through arrangements facilitated and managed by the Custodian and its selected validators, tao5 and Yuma. For a further discussion of the risks related to staking, see “Risk Factors-Risks Related to Staking” elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2025.

Use of Custodians and Storage of TAO Tokens

In June 2025, we entered into a CSA with the Custodian, which is a national trust bank chartered and regulated by the Office of the Comptroller of the Currency and licensed to act as a custodian, for a six-month initial term with automatic six-month renewals unless terminated. Termination may occur for convenience with 60 days’ prior written notice or for breach with 30 days’ notice. Assets held under the agreement are generally maintained in segregated custodial accounts, separate from the Custodian’s own assets and other clients’ assets per the CSA. The Custodian provides quarterly electronic account statements and, upon request, will confirm asset holdings. To value TAO held in our account, the Custodian electronically obtains USD equivalent prices from digital asset market data with amounts rounded up to the seventh decimal place to the right. Insurance coverage maintained by the Custodian is described further below. Access to the Company’s custodial account holding TAO is generally limited to persons designated by us through the Custodian’s user interface. The Prime Broker (defined below) is permitted limited access to the Company’s custodial account solely to facilitate the execution of trades of TAO.

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

During the three months ended March 31, 2026 and 2025, the Company recorded a loss of $6,000 and a gain of $112,000, respectively, related to the change in fair value of the Series B warrant liability, which is recorded in other income (expense) on the Condensed Consolidated Statements of Comprehensive Income. The fair value of the warrants of approximately $15,000 was estimated at March 31, 2026 utilizing the Black Scholes model using the following weighted average assumptions: dividend yield 0%; remaining term of 1.64 years; equity volatility of 135.0%; and a risk-free interest rate of 3.68%.

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

Results of Operations

Comparison of the three months ended March 31, 2026 and 2025

The following table summarizes our results of operations for the three months ended March 31, 2026 and 2025:

	Three Months ended
	March 31,		Dollar
	2026	2025	Change	% Change
Revenues	$388,774	$—	$388,774	NA
Operating Expenses:
Research and development expenses	$28,600	$60,816	$(32,216)	(53.0)%
General and administrative expenses	$1,677,938	$1,008,349	$669,589	66.4%
Other income, net	$5,572,156	$1,454,334	$4,117,822	283.1%
Net income	$4,254,392	$385,169	$3,869,223	1,004.6%
Net comprehensive income attributable to common stockholders	$3,335,218	$167,836	$3,167,382	1,887.2%

Revenues

We generated operating revenues for the three months ended March 31, 2026 from staking TAO tokens of $388,774 but generated no operating revenues for the three months ended March 31, 2025.

Operating Expenses

Overview

Total operating expenses for the three months ended March 31, 2026 were $1,706,538 as compared to $1,069,165 for the three months ended March 31, 2025, an increase of approximately 59.6%. The increase in total operating expenses is due to the increases in general and administrative expenses partially offset by the decrease in research and development expenses.

Research and Development Expenses

For the three months ended March 31, 2026, we incurred $28,600 in research and development expenses as compared to $60,816 for the three months ended March 31, 2025, a decrease of approximately 53.0%. These expenses were incurred primarily in connection with developing the potential AD therapeutic product Of these expenses, for the three months ended March 31, 2026, $10,352 was incurred principally relating to our storage of drug product, $2,512 for clinical consulting services, $5,289 of amortization of prepaid licensing fees relating to the Stanford License Agreement and Mount Sinai License Agreement, $10,447 for development of alternative drug supply with Stanford University; comparatively, for the three months ended March 31, 2025, $19,839 was incurred principally relating to our storage of drug product, $19,177 for clinical consulting services, $7,425 of amortization of prepaid licensing fees relating to the Stanford License Agreement and the Mount Sinai License Agreement, and $14,375 for development of alternative drug supply with Stanford University.

Our research and development expenses have decreased as our Cleveland Clinic trial for AD was concluded by the end of 2024 and our MS clinical trial was discontinued. Other development expenses might increase, as our resources permit, in order to advance our potential products. We are continuing to determine how to proceed with respect to our other current development programs for Bryostatin-1.

General and Administrative Expenses

We incurred $1,677,938 and $1,008,349 of general and administrative expenses for the three months ended March 31, 2026 and 2025, respectively, an increase of approximately For the three months ended March 31, 2026, $278,878 was incurred primarily for wages, bonuses, vacation pay, severance, taxes and insurance, versus $237,242 for the three months ended March 31, 2025. The increase resulted primarily from increased compensation for the Company’s Chairman as he became Executive Chairman during the second quarter of 2025; $153,852 was incurred for legal expenses versus $78,447 for the 2025 comparable period. The higher legal fees for 2026 is based upon the Company changing its business strategy, restructuring and financing; $593,821 was incurred for outside operations consulting services during the three months ended March 31, 2026, versus $194,358 for the comparable period in 2025. The higher amount for the 2026 period reflects non-cash expenses associated with warrants issued to cryptocurrency experts totaling 398,306; $9,607 was incurred for travel expenses during the three months ended March 31, 2026, versus $15,959 for the comparable period in 2025 as Company officers and directors conducted due diligence for strategic investments in 2025; $162,039 was incurred for investor relations services during the three months ended March 31, 2026, versus $149,961 for the comparable period in 2025; $121,152 was incurred for professional fees associated with auditing, financial, accounting and tax advisory services during the three months ended March 31, 2026, versus $89,746 for the comparable period in 2025. The increase for the 2026 period resulted from increased accounting and auditing fees relating to the Company’s cryptocurrency treasury strategy; $165,451 was incurred for insurance during the three months ended March 31, 2026, versus $130,204 for the comparable period in 2025. The increase is attributable to higher premiums relating the the Company’s cryptocurrency treasury strategy; $116,536 was incurred for utilities, supplies, license fees, filing costs, rent, advertising and other during the three months ended March 31, 2026, versus $108,723 for the comparable period in 2025; and $76,600 was recorded as non-cash stock options compensation expense during the three months ended March 31, 2026, versus $3,709 for the comparable period in 2024. The increase for the current period is attributable to granting of stock options awards during the third quarter of 2025.

Other Income / Expense

We recognized total other income of $5,572,156 for the three months ended March 31, 2026 as compared to other income of $1,454,334 for the three months ended March 31, 2025, which consisted, for 2026 of unrealized gains on digital assets, and for both 2025 and 2024, interest income on funds deposited in interest-bearing money market accounts and investments in short-term U.S. treasury bills, and changes in fair value of warrant and derivative liabilities. The decrease in interest income and unrealized gains on treasury bills totaling $146,855 is primarily attributable to the decrease in cash balances over the period and lower interest rates. The total increase in other income is primarily attributable to the unrealized gain on digital asset investments of approximately $6.8 million and the income attributable to the Yuma partnership investments of approximately $351,000 partially offset by the the decrease in interest income as noted above and the increase in fair value of warrant and derivative liabilities of $1,357,000 and $1,571,000, respectively.

Net Income

We recognized net income of $4,254,392 and $385,169 for the three months ended March 31, 2026 and 2025, respectively. The increased income was primarily attributable to the decrease in research and development expenses and the increase in other income partially offset by and the increase in general and administrative expenses.

Financial Condition, Liquidity and Capital Resources

Cash and Working Capital

Since inception, we have incurred negative cash flows from operations. As of March 31, 2026, we had working capital of $29,137,438 as compared to working capital of $23,564,919 as of December 31, 2025. The $5,572,516 increase in working capital was primarily attributable to digital assets of approximately $7.2 million, approximately $2.1 million from consultant warrant issuances and approximately $35,000 of interest income partially offset by approximately $1.5 million of operating expenses and Preferred Stock dividends of approximately $170,000.

We expect that our current cash and cash equivalents and digital assets of approximately $28 million will be sufficient to support our projected operating requirements for at least the next 12 months from the date of this Quarterly Report on Form 10-Q, which may include the continuing development of Bryostatin-1, our initiation and possible development of a therapeutic for MS and other possible therapeutics.

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

	Three Months Ended March 31,
	2026	2025
Cash used in operating activities	$1,682,856	$2,000,596
Cash used in financing activities	$169,006	$822,362

Net Cash Used in Operating Activities

Cash used in operating activities was $1,682,856 for the three months ended March 31, 2026, compared to $2,000,596 for the three months ended March 31, 2025. The $317,740 decrease primarily resulted from the increase in net income of approximately $3.9 million, the increase in derivative and warrant liabilities of approximately $2.9 million and changes in current assets and liabilities of approximately $1.0 million, partially offset by the increase in non-cash revenue of approximately $0.4 million, unrealized gain on digital assets of approximately $6.8 million, unrealized appreciation in Yuma partnership investment of approximately $0.3 million.

Net Cash Provided by / Used in Financing Activities

Net cash used in financing activities was $169,006 for the three months ended March 31, 2026 compared to $822,362 for the three months ended March 31, 2025. For the three months ended March 31, 2026, the entire amount was used to pay dividends on Convertible Preferred Stock. For the three months ended March 31, 2025, $715,000 was used to redeem Convertible Preferred Stock and $107,362 was used to pay dividends on Convertible Preferred Stock.

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

We previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, that our management, including the then Chairman of the Board, principal executive officer and principal financial and accounting officer, assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in the 2013 Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by the Annual Report on Form 10-K for the fiscal year ended December 31, 2025, such internal controls and procedures were not effective to detect the inappropriate application of U.S. generally accepted accounting principles.

Based on management’s review, our Executive Chairman of the Board and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of March 31, 2026. Notwithstanding the material weaknesses described above, our management has concluded that financial statements, and other financial information included in this Quarterly Report on Form 10-Q, fairly present in all material respects our financial condition, results of operations, and cash flows as of and for the periods presented in this Quarterly Report on Form 10-Q.

Changes in Internal Controls over Financial Reporting

There was no change in our internal controls over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

You should carefully review and consider the information regarding certain factors that could materially affect our business, condensed consolidated financial condition or results of operations set forth under Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. There have been no material changes from the risk factors disclosed in such Form 10-K. We may disclose changes to risk factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 16, 2026, we issued 22,563 shares of Common Stock to IRTH Communications and, on March 6, 2026, we issued 1,025 shares of Common Stock to Neil Cataldi, both issuances in exchange for investor relations services.

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

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

During the fiscal quarter ended March 31, 2026, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

3.1.3

Certificate of Amendment to Amended and Restated Certificate of Incorporation of Synaptogenix, Inc. (incorporated by reference from Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 27, 2025).

3.2	Amended and Restated Bylaws of TAO Synergies, Inc. (incorporated by reference from Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2025).

3.3

Certificate of Designations of Series D Convertible Preferred Stock of Synaptogenix, Inc. (incorporated by reference from Exhibit 3.1 to the Registrant’s Registration Statement on Form S-3 filed with the SEC on July 11, 2025).

3.4

Certificate of Designations of Series E Convertible Preferred Stock of Synaptogenix, Inc. (incorporated by reference from Exhibit 3.1 to the Registrant’s Registration Statement on Form S-3 filed with the SEC on November 12, 2025).

31.1*	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following financial information from this Quarterly Report on Form 10-Q for the period ended March 31, 2026, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Condensed Consolidated Statements of Operations; (ii) the Condensed Condensed Consolidated Balance Sheets; (iii) the Condensed Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to Financial Statements, tagged as blocks of text.

104*	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)

* Filed herewith.

** The certifications attached as Exhibit 32 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of TAO Synergies Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of such Form 10-Q), irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAO Synergies Inc.

Date: May 13, 2026	By:	/s/ Joshua N. Silverman
Joshua N. Silverman
Executive Chairman of the Board of Directors
(principal executive officer)

Date: May 13, 2026	By:	/s/ Robert Weinstein
Robert Weinstein
Chief Financial Officer, Executive Vice President, Secretary and Treasurer
(principal financial officer and principal accounting officer)