Form 10-K/A
period 2025-12-31
TAO Synergies Inc.
filed 2026-06-05
CIK 1571934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of Tao Synergies Inc. (the “Company”) for the fiscal year ended December 31, 2025, as originally filed with the Securities and Exchange Commission on March 31, 2026 (the “Original Filing”). This Amendment is being filed solely to correct the Report of Independent Registered Public Accounting Firm (the “Audit Report”) issued by Stephano Slack LLC (PCAOB ID#03523). Specifically, the Company’s independent registered public accounting firm has revised the Audit Report’s description of the critical audit matter related to the valuation of the Company’s preferred stock embedded derivative liabilities, as more fully described in the Audit Report and Note 6 to the consolidated financial statements. The corrections in this Amendment are consistent with, and derived from, the audited consolidated financial statements included in the Original Filing and Note 6 to such consolidated financial statements. Each of (i) the audited consolidated financial statements included in the Original Filing, (ii) the notes to such consolidated financial statements, and (iii) the auditor’s unqualified opinion on such consolidated financial statements is not affected by this correction and remains unchanged from the Original Filing.

Except as described above, this Amendment does not amend, update, or otherwise modify any other items, disclosures, or financial statements contained in the Original Filing. This Amendment does not reflect events occurring after the date of the Original Filing or modify or update those disclosures that may be affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Original Filing and the registrant’s other filings with the Securities and Exchange Commission.

This Amendment includes new certifications by the Company’s principal executive officer and principal financial officer, which are furnished as Exhibits 31.1, 31.2, and 32.1 to this Amendment, and the Auditor Consent, which is filed as Exhibit 23.1 to this Amendment.

i

PART II

Item 8.    Financial Statements and Supplementary Data.

Our audited financial statements as of, and for the years ended December 31, 2025 and December 31, 2024 are included beginning on Page F-1 immediately following the signature page to this report. See “Item 15. Exhibits and Financial Statement Schedules” for a list of the financial statements included herein.

1

PART IV

Item 15.    Exhibits and Financial Statements Schedules.

The following documents are filed as part of this Annual Report on Form 10-K/A:

(a)(1) Financial Statements

For a list of the financial statements included herein, see Index to the Consolidated Financial Statements on page F-1 of this Annual Report on Form 10-K/A, incorporated into this Item by reference.

(a)(2) Financial Statement Schedules

None.

(a)(3) Exhibits

The following is a list of exhibits filed as part of this Annual Report on Form 10-K/A.

Exhibit Number	Description

23.1	Consent of Stephano Slack LLC

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive Officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Financial and Accounting Officer

32.1

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

2

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, thereunto duly authorized in the City of New York, New York, on June 5, 2026.

TAO SYNERGIES INC.
By:	/s/ Joshua N. Silverman
Joshua N. Silverman
Executive Chairman
(principal executive officer)

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Joshua N. Silverman and Robert Weinstein (with full power to act alone), as his true and lawful attorneys-in-fact and agents, with full powers of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K/A and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes, lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ Joshua N. Silverman	Executive Chairman and Director	June 5, 2026
Joshua N. Silverman	(Principal Executive Officer)

/s/ Robert Weinstein	Chief Financial Officer	June 5, 2026
Robert Weinstein	(Principal Financial and Principal Accounting Officer)

/s/ Bruce T. Bernstein	Director and Vice-Chairman of the Board	June 5, 2026
Bruce T. Bernstein

s/ William S. Singer	Director	June 5, 2026
William S. Singer

s/ Robert Ephron	Director	June 5, 2026
Robert Ephron

3

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

Valuation of preferred stock and bifurcated embedded derivative

As discussed in Note 6 to the consolidated financial statements, on June 9, 2025, the Company sold 5,500 shares of Series D Convertible Preferred Stock (“Series D Preferred Stock”), with various embedded features. The Preferred Stock was determined to be more akin to a debt-like host than an equity-like host. The Company concluded that the embedded features were not clearly and closely related to the debt host instrument and thus were deemed to be bifurcated embedded derivatives (“Embedded Derivatives”). These Embedded Derivatives resulted in a derivative liability that is measured at fair value at inception and then is required to be remeasured and reported at fair value at each reporting date. Management’s estimate of the derivative liability at inception and as of December 31, 2025 was $113,000 and $2,000, respectively.

As discussed in Note 6 to the consolidated financial statements, on October 13, 2025, the Company sold 11,000 shares of Series E Convertible Preferred Stock (“Series E Preferred Stock”), with various embedded features. The Preferred Stock was determined to be more akin to a debt-like host than an equity-like host. The Company concluded that the embedded features were not clearly and closely related to the debt host instrument and thus were deemed to be Embedded Derivatives. These Embedded Derivatives resulted in a derivative liability that is measured at fair value at inception and then is required to be remeasured and reported at fair value at each reporting date. Management’s estimate of the derivative liability at inception and as of December 31, 2025 was $7,741,000 and $2,112,000, respectively.

Management applies considerable judgment in selecting assumptions used to estimate the fair value of Preferred Stock and derivative liability, and changes in market conditions or variations in certain assumptions could result in significant fluctuations in the estimate. Management estimates the fair value of the Preferred Stock and derivative liability using a discounted cash flow scenario model, with the following inputs: the fair value of the Company’s common stock on the issuance date and re-measurement date, estimated equity volatility, the time to maturity, the installment redemption premium percentage, a market interest rate, a risk-free rate, and the dividend rate. The fair value of the derivative liability was estimated utilizing a with-and-without method, which uses the probability weighted difference between the scenarios with the derivative and the plain vanilla maturity scenario without a derivative.

Given the inherent uncertainty in selecting assumptions and the complexity of the calculations, we have determined that management’s valuation of the Preferred Stock and derivative liability is a critical audit matter, which required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the judgments made and the reasonableness of the models and assumptions used in the valuation. The audit effort included the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained from these procedures.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others:

●With the involvement of our fair value specialists, we evaluated the valuation methodologies utilized by management’s valuation specialist, including the discounted cash flow methodology and the with-and-without method used in estimating the fair value of the derivative liability.
●With the involvement of our fair value specialists, we evaluated the reasonableness of significant assumptions utilized in the valuations, including the Company’s common stock price, expected volatility, market discount rates, risk-free interest rates, dividend rates, redemption or installment redemption premiums, and expected terms.
●With the involvement of our fair value specialists, we reviewed the valuation analyses prepared by management’s valuation specialist and assessed certain underlying data utilized in the analyses through comparison to independently obtained information.
●We evaluated the consistency and reasonableness of the valuation methodologies and significant assumptions utilized by management and management’s valuation specialist across interim reporting periods during 2025 and evaluated whether changes in the recorded fair value measurements were consistent with changes in underlying assumptions and market conditions.

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

Strategic Investments in Yuma

On October 24, 2025, the Company entered into subscription agreements (“Subscription Agreements”) with Yuma Subnet Composite Onshore Fund, L.P. (“YSCO”) and Yuma Large Cap Subnet Onshore Fund, L.P. (“YLCSO”), pursuant to which the Company agreed to purchase from YSCO a 29,794.9626 share interest at a price of $12.59 per share, representing 7.5% of YSCO’s issued and outstanding share capital and agreed to purchase from YLSCO a 32,425.1615 share interest at a price of $11.57 per share, representing 7.5% of YLSCO’s issued and outstanding share capital. Pursuant to the terms of the Subscription Agreements, the Company’s contributions were made in TAO which were exchanged for units in the partnership, in order to enhance the Company’s exposure to subnets in the Bittensor ecosystem.

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

Note 11 – Subsequent Events

In addition to the events disclosed below, refer to Notes 1, 3, 6, 7, 8 and 11 for disclosure of applicable subsequent event.