Form 10-Q
period 2026-06-30
TAO Synergies Inc.
filed 2026-08-13
CIK 1571934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

As of August 13, 2026, there were 7,483,242 shares of the registrant’s common stock, $0.0001 par value per share, issued and outstanding.

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

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

TAO SYNERGIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2026	2025
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$2,368,457	$5,497,671
Digital assets	16,809,405	17,927,183
Prepaid expenses and other current assets	1,439,172	1,953,904

TOTAL CURRENT ASSETS	20,617,034	25,378,758

Fixed assets, net of accumulated depreciation	7,758	9,309
Yuma Partnership investments	478,824	446,954

TOTAL ASSETS	$21,103,616	$25,835,021

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$899,175	$1,175,323
Accrued expenses	132,444	638,516

TOTAL CURRENT LIABILITIES	1,031,619	1,813,839

Warrant liability	9,000	9,000
Derivative liability	2,769,000	2,114,000

TOTAL LIABILITIES	3,809,619	3,936,839

Commitments and contingencies

Series D Convertible redeemable preferred stock, $.0001 par value and $1,000 face value, 1,000,000 shares authorized; 679 shares issued and outstanding at June 30, 2026 and December 31, 2025. Liquidation preference of $678,562 plus dividends accrued at 5% per annum of $0 as of June 30, 2026.	686,026	507,927

Series E Convertible redeemable preferred stock, $.0001 par value and $1,000 face value, 1,000,000 shares authorized; 11,000 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively. Liquidation preference of $11 million plus dividends accrued at 7% per annum of $0 as of June 30, 2026.	3,858,655	338,774

STOCKHOLDERS’ EQUITY
Common stock - 150,000,000 shares authorized, $0.0001 par value; 7,473,112 shares issued and outstanding as of June 30, 2026 and 7,448,343 shares issued and outstanding as of December 31, 2025.	748	746
Additional paid-in capital	94,388,864	97,242,028
Accumulated other comprehensive income	5,702	5,702
Accumulated deficit	(81,645,998)	(76,196,995)

TOTAL STOCKHOLDERS’ EQUITY	12,749,316	21,051,481

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$21,103,616	$25,835,021

See accompanying notes to these Condensed Consolidated financial statements.

TAO SYNERGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2026	2025	2026	2025
REVENUES:
Revenues from TAO staking	$88,626	$3,962	$477,400	$3,962

OPERATING EXPENSES:
Research and development	31,855	148,555	60,455	209,371
General and administrative	1,626,007	2,191,395	3,303,945	3,199,744
Warrant issuance costs	—	699,845	—	699,845
TOTAL OPERATING EXPENSES	1,657,862	3,039,795	3,364,400	4,108,960

OPERATING LOSS	(1,569,236)	(3,035,833)	(2,887,000)	(4,104,998)

OTHER EXPENSE:
Interest income	25,255	152,798	60,734	335,132
Unrealized loss on digital assets	(8,437,115)	(14,368)	(1,595,178)	(14,368)
Change in fair value of Yuma partnership investments	(318,870)	—	31,870	—
Change in fair value of warrant liability	6,000	(14,515,675)	—	(13,164,675)
Change in fair value of derivative liability	995,000	(103,000)	(655,000)	(182,000)
TOTAL OTHER EXPENSE	(7,729,730)	(14,480,245)	(2,157,574)	(13,025,911)

Net loss before income taxes	(9,298,966)	(17,516,078)	(5,044,574)	(17,130,909)

Provision for income taxes	—	—	—	—

Net loss	(9,298,966)	(17,516,078)	(5,044,574)	(17,130,909)

Preferred Stock dividends	201,045	102,739	404,429	204,142
Deemed dividend on Series E Warrants	4,158,000	—	4,158,000	—

Net loss attributable to common stockholders	$(13,658,011)	$(17,618,817)	$(9,607,003)	$(17,335,051)

PER SHARE DATA:

Basic and fully diluted loss per common share	$(1.83)	$(11.26)	$(1.29)	$(11.75)
Basic and fully diluted weighted average common shares outstanding	7,472,200	1,565,200	7,470,500	1,475,500

See accompanying notes to these Condensed Consolidated financial statements.

TAO SYNERGIES INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Three Months Ended June 30, 2025
									Additional		Accumulated Other
	Series C Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Total

Balance April 1, 2025	3,570	$1,278,855	—	$—	—	$—	1,389,815	$140	$52,048,387	$(46,885,440)	$5,702	$5,168,789

Stock based compensation	—	—	—	—	—	—	73,971	7	582,107	—	—	582,114

Exercise of investor warrants	—	—	—	—	—	—	162,008	16	484,310	—	—	484,326

Issuance of common stock for consulting fees	—	—	—	—	—	—	1,867	—	4,500	—	—	4,500

Issuance of warrants for consulting fees	—	—	—	—	—	—	—	—	724,230	—	—	724,230

Issuance of Series D Preferred Stock and warrants	—	—	5,500	105,341	—	—	—	—	157,442	—	—	157,442

Preferred stock dividends	—	32,759	—	16,806	—	—	—	—	—	(49,565)	—	(49,565)

Preferred stock redemptions and conversions	(3,347)	(3,761,034)	—	—	—	—	877,250	88	2,948,147	—	—	2,948,235

Deemed dividends on preferred stock	—	53,174	—	—	—	—	—	—	—	(53,174)	—	(53,174)

Preferred stock accretion	—	2,320,675	—	324,795	—	—	—	—	(2,645,470)	—	—	(2,645,470)

Modification of Series C preferred stock	—	343,282	—	—	—	—	—	—	6,017,668	—	—	6,017,668

Reclassification of warrants upon amendment	—	—	—	—	—	—	—	—	21,426,648	—	—	21,426,648

Net loss	—	—	—	—	—	—	—	—	—	(17,516,078)	—	(17,516,078)

Balance June 30, 2025	223	$267,711	5,500	$446,942	—	$—	2,504,911	$251	$81,747,969	$(64,504,257)	$5,702	$17,249,665

	Three Months Ended June 30, 2026
									Additional		Accumulated Other
	Series C Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Total

Balance April 1, 2026	—	$—	679	$694,852	11,000	$2,211,006	7,471,931	$748	$95,398,301	$(72,145,987)	$5,702	$23,258,764

Stock based compensation	—	—	—	—	—	—	—	—	241,725	—	—	241,725

Issuance of common stock for consulting fees	—	—	—	—	—	—	1,181	—	4,500	—	—	4,500

Issuance of warrants for consulting fees	—	—	—	—	—	—	—	—	584,487	—	—	584,487

Accrual of preferred stock dividends	—	—	—	8,545	—	192,500	—	—	—	(201,045)	—	(201,045)

Payment of preferred stock dividends	—	—	—	(17,371)	—	(385,000)	—	—	—	—	—	—

Preferred stock accretion	—	—	—	—	—	1,840,149	—	—	(1,840,149)	—	—	(1,840,149)

Net loss	—	—	—	—	—	—	—	—	—	(9,298,966)	—	(9,298,966)

Balance June 30, 2026	—	$—	679	$686,026	11,000	$3,858,655	7,473,112	$748	$94,388,864	$(81,645,998)	$5,702	$12,749,316

	Six Months Ended June 30, 2025
									Additional		Accumulated Other
	Series C Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Total

Balance January 1, 2025	4,285	$912,830	—	$—	—	$—	1,357,165	$137	$53,027,049	$(47,169,206)	$5,702	$5,863,682

Stock based compensation	—	—	—	—	—	—	73,971	7	585,816	—	—	585,823

Exercise of investor warrants	—	—	—	—	—	—	162,008	16	484,310	—	—	484,326

Issuance of common stock for consulting fees	—	—	—	—	—	—	34,517	3	109,113	—	—	109,116

Issuance of warrants for consulting fees	—	—	—	—	—	—	—	—	724,230	—	—	724,230

Issuance of Series D Preferred Stock and warrants	—	—	5,500	105,341	—	—	—	—	157,442	—	—	157,442

Preferred stock dividends paid	—	80,363	—	16,806	—	—	—	—	—	(97,169)	—	(97,169)

Deemed dividends on preferred stock	—	106,973	—	—	—	—	—	—	—	(106,973)	—	(106,973)

Preferred stock redemptions and conversions	(4,062)	(4,583,396)	—	—	—	—	877,250	88	2,948,147	—	—	2,948,235

Preferred stock accretion	—	3,407,659	—	324,795	—	—	—	—	(3,732,454)	—	—	(3,732,454)

Modification of Series C preferred stock	—	343,282	—	—	—	—	—	—	6,017,668	—	—	6,017,668

Reclassification of warrants upon amendment	—	—	—	—	—	—	—	—	21,426,648	—	—	21,426,648

Net loss	—	—	—	—	—	—	—	—	—	(17,130,909)	—	(17,130,909)

Balance June 30, 2025	223	$267,711	5,500	$446,942	—	$—	2,504,911	$251	$81,747,969	$(64,504,257)	$5,702	$17,249,665

	Six Months Ended June 30, 2026
									Additional		Accumulated Other
	Series C Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Total

Balance January 1, 2026	—	$—	679	$507,927	11,000	$338,774	7,448,343	$746	$97,242,028	$(76,196,995)	$5,702	$21,051,481

Stock based compensation	—	—	—	—	—	—	—	—	318,325	—	—	318,325

Issuance of common stock for consulting fees	—	—	—	—	—	—	24,769	2	108,952	—	—	108,954

Issuance of warrants for consulting fees	—	—	—	—	—	—	—	—	584,487	—	—	584,487

Accrual of preferred stock dividends	—	—	—	17,090	—	387,339	—	—	—	(404,429)	—	(404,429)

Payment of preferred stock dividends	—	—	—	(23,621)	—	(547,756)	—	—	—	—	—	—

Preferred stock accretion	—	—	—	184,630	—	3,680,298	—	—	(3,864,928)	—	—	(3,864,928)

Net loss	—	—	—	—	—	—	—	—	—	(5,044,574)	—	(5,044,574)

Balance June 30, 2026	—	$—	679	$686,026	11,000	$3,858,655	7,473,112	$748	$94,388,864	$(81,645,998)	$5,702	$12,749,316

See accompanying notes to these Condensed Consolidated financial statements.

TAO SYNERGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2026	June 30, 2025
CASH FLOW USED IN OPERATING ACTIVITIES
Net loss	$(5,044,574)	$(17,130,909)
Adjustments to reconcile net loss to net cash used by operating activities
Stock based compensation	318,325	585,823
Accrual of Restricted Stock Awards	—	387,118
Non-cash revenue from digital assets	(477,400)	(3,962)
Unrealized loss on digital assets	1,595,178	14,368
Warrant issuance costs	—	699,845
Change in fair value of Yuma partnership investments	(31,870)	—
Change in fair value of warrant liability	—	13,164,675
Change in fair value of derivative liability	655,000	182,000
Consulting services paid by issuance of common stock	108,954	109,116
Consulting services paid by issuance of warrants	584,487	81,935
Depreciation expense	1,551	2,011
Change in assets and liabilities:
Decrease (increase) in prepaid expenses and other current assets	514,732	(214,421)
(Decrease) increase in accounts payable	(276,148)	3,609
(Decrease) in accrued expenses	(506,072)	(630,876)
	2,486,737	14,381,241

Net Cash Used in Operating Activities	(2,557,837)	(2,749,668)

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchase of crypto currency	—	(4,500,000)

Net Cash Used in Investing Activities	—	(4,500,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from investor warrant exercises	—	484,326
Net proceeds from Series D Convertible Preferred Stock offering	—	5,114,000
Redemption of Series C Convertible Preferred Stock	—	(1,430,000)
Dividends on Convertible Preferred Stock	(571,377)	(205,161)

Net Cash Used in Financing Activities	(571,377)	3,963,165

NET DECREASE IN CASH AND EQUIVALENTS	(3,129,214)	(3,286,503)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	5,497,671	17,656,221

CASH AND EQUIVALENTS AT END OF PERIOD	$2,368,457	$14,369,718

DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Accretion of Series C Convertible Preferred Stock to redemption value	$—	$3,407,659
Accretion of Series D Convertible Preferred Stock to redemption value	$184,630	$324,795
Accretion of Series E Convertible Preferred Stock to redemption value	$3,680,298	$—
Accrual of Series D Convertible Preferred Stock and Warrant Issuance Costs	$—	$190,000
Warrant liability upon issuance of Series D Convertible Preferred stock	$—	$5,248,062
Reclassification of warrant liability	$—	$21,426,648
Derivative liability upon issuance of Series D Convertible Preferred stock	$—	$113,000
Reclassification of derivative liability	$—	$6,017,668
Series C Convertible Preferred Stock conversions and redemptions	$—	$2,948,235
Accrual of Restricted Stock Awards Payable	$—	$387,118
Issuance of Consultant Warrants	$—	$724,230
Deemed dividend on Series E Warrants	$4,158,000	$—

See accompanying notes to these Condensed Consolidated financial statements.

TAO SYNERGIES INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Unless the context otherwise indicates, references in these Notes to the accompanying financial statements to “we,” “us,” “our” and “the Company” refer to TAO Synergies Inc. and together with its wholly owned and condensed consolidated subsidiaries (formerly known as Synaptogenix, Inc. and Neurotrope Bioscience, Inc.), a Delaware corporation. References to “Neurotrope”, “Parent Company” or “Parent” refer to Neurotrope, Inc., a Nevada corporation.

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

As of August 11, 2026, TAO’s circulating supply was approximately 11.22 million tokens with a market capitalization of approximately $2.2 billion, according to publicly available sources. The lifecycle of TAO follows a supply schedule. Approximately one block is produced every ~12 seconds, with 1 TAO per block minted before the first halving (about 7,200 TAO/day), and 0.5 TAO per block minted after the first halving (about 3,600 TAO/day). The first halving occurred when total issuance reached 10.5 million TAO on December 15, 2025. TAO is not halved on a daily basis. Instead, the per-block emission rate decreases by 50% when predetermined issuance thresholds are reached. TAO has a hard cap of 21,000,000 tokens. Subtensor transaction fees are paid in TAO. Current public documentation indicates that transaction fees are deducted from total issuance rather than distributed as rewards. Accordingly, subnet miners and subnet validators generally do not receive TAO as transaction-fee awards for validating transactions, and instead earn rewards primarily through protocol emissions. In addition, per current documentation, certain staking-related transactions are described as subject to a percentage-based fee (for example, 0.05% of the TAO amount being staked or unstaked), in addition to any weight-based transaction fees (in this context “weight” is a measure of compute time).

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

To identify “excess cash,” the Company first evaluates its cash, cash equivalents, and short-term investments (collectively, “cash assets”). The Company then estimates the amount of cash assets required to fund approximately 1.5 to 2.0 years of projected operating and working capital needs. Cash assets in excess of this estimated liquidity requirement are considered “excess cash” for purposes of its TAO accumulation strategy. By allocating a substantial portion of its excess cash to TAO, the Company generally means that we seek to allocate between 75 percent and 100 percent of this excess cash to the purchase of TAO. However, actual allocation levels may vary due to market conditions, the prevailing price of TAO, liquidity needs, and other factors considered by management.

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

The Company has not established a specific target amount of TAO that we seek to hold. Instead, the Company monitors market conditions, liquidity needs, and financing opportunities in determining whether to make additional TAO purchases in the future. The Company views its TAO holdings as long-term holdings and expects to continue accumulating TAO over time. As of June 30, 2026, approximately 87.7% of the Company’s treasury holdings were invested in TAO. The Company does not hedge our TAO exposure and has no diversification strategy into other crypto assets. Accordingly, the Company’s treasury strategy currently reflects long-only exposure to TAO. However, the Company is exploring the potential implementation of hedging strategies to manage risks associated with digital asset price volatility; the Company has not implemented any hedging strategies to date, and there can be no assurance that any such strategies will be implemented or, if implemented, effective.

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

Liquidity Uncertainties

As of June 30, 2026, the Company had approximately $2.4 million in cash and cash equivalents and approximately $16.8 million in digital asset value as compared to $23.4 million of cash, cash equivalents and digital asset value at December 31, 2025. The Company expects that its current cash and cash equivalents and TAO token market value, approximately $16.6 million as of the date of this Quarterly Report on Form 10-Q, will be sufficient to support its projected operating requirements and financial commitments for at least the next 12 months from the date of this Quarterly Report. The operating requirements include the current plans for increasing its TAO holdings and staking while determining its strategy for Bryostatin-1, the Company’s novel drug candidate targeting the activation of Protein Kinase C Epsilon (PKC ε). The financial commitments include the potential redemption of the Series D convertible preferred stock, par value $0.0001, with a stated value of $1,000 per share (the “Series D Convertible Preferred Stock”), for cash.

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

Note 2 – Summary of Significant Accounting Policies:

Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the unaudited condensed consolidated financial statements included herein contain all adjustments necessary to present fairly the Company’s financial position and the results of its operations and cash flows for the interim periods presented. Such adjustments are of a normal recurring nature. The results of operations for the three and six months ended June 30, 2026 may not be indicative of results for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes to those statements for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2026.

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

Comprehensive Income (Loss)

The Company follows Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 220 in reporting comprehensive income (loss). Comprehensive income (loss) is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income (loss). For the three and six months ended June 30, 2026 and 2025, the Company had items of other comprehensive income, which are reflected in the accompanying financial statements.

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

Since the Company incurred a net loss for the three and six months ended June 30, 2026 and 2025, all potentially dilutive securities were anti-dilutive. Accordingly, diluted net loss per share is the same as basic net loss per share for all periods presented.

The weighted average dilutive securities that have been excluded from the calculation of diluted net loss per share for the three and six months ended June 30, 2026 and 2025, respectively, are as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Common Stock Options	254,193	35,221	174,380	34,047
Convertible Preferred Stock	1,601,187	1,282,092	1,601,187	1,275,769
Common Stock Warrants	3,646,648	2,371,419	3,439,400	1,991,158
Total	5,502,028	3,688,732	5,214,967	3,300,974

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

Cash and Cash Equivalents and Concentration of Credit Risk:

The Company considers all highly liquid cash investments with an original maturity of three months or less when purchased to be cash equivalents. At June 30, 2026, the Company’s cash balances that exceed the current insured amounts under the Federal Deposit Insurance Corporation (“FDIC”) were approximately $0.3 million. In addition, approximately $2.1 million included in cash and cash equivalents were invested in a money market fund and in U.S. treasury bills, and approximately $16.8 million in cryptocurrency, at market value, which is not insured under the FDIC.

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

TAO tokens are divisible into partial tokens and are presented rounded to the nearest one-hundredth of a token. The following table summarizes the Company’s digital asset holdings as of June 30, 2026:

Assets	Tokens	Average Cost Basis	Fair Market Value	Cumulative Unrealized Loss
Staked TAO	71,093	$24,018,851	$14,345,241	$9,673,610
Un-staked TAO	12,212	4,125,854	2,464,164	1,661,690
Totals	83,306	$28,144,705	$16,809,405	$11,335,300

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

BitGo, Inc. (“BitGo”) secures the Company’s digital assets in regulated, insured, cold storage with BitGo Bank and Trust, N.A. (formerly known as BitGo Trust Company, Inc.) (“BitGo Trust”) and facilitates the Company’s acquisitions of TAO through its affiliated platforms. BitGo serves as the principal market for the Company’s digital assets, and the fair value of digital assets is primarily determined based on pricing data obtained from BitGo. BitGo is a regulated trust company that provides custody, staking, and trading services for institutional clients and maintains insurance coverage for assets held in cold storage. Management selected BitGo based on its regulatory status, security controls, insurance coverage, and experience providing digital asset solutions to institutional clients.

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

Cost Basis

The cost basis of the Company’s digital assets is measured at fair value based on the spot price at the time of receipt, consistent with the applicable guidance under ASC 350-60. The Company has elected to adopt the First-In, First-Out (FIFO) method for determining the cost basis of digital assets disposed of. The method assumes that the assets that were acquired first are disposed of first. Realized gains and losses from the disposal of digital assets are included in other income in the Condensed Consolidated Statements of Comprehensive Loss. The Company had no realized gains or losses from the disposal of digital assets for the three and six months ended June 30, 2026 and 2025.

Revenue Recognition - Digital Assets

The Company engages in network-based smart contracts by staking (or delegating) its digital assets with third party validator nodes. Through these contracts, the Company provides digital assets to stake on a node for the purpose of validating transactions and adding blocks to a respective blockchain network. The term of a smart contract can vary based on the rules of the respective blockchain and can be from immediate to several weeks after it is cancelled (or “un-staked”) by the delegator and requires that the crypto assets staked remain locked up during the duration of the smart contract. The Company stakes its TAO directly from qualified custody with BitGo Trust, enabling a yield generation while maintaining the highest standards of security and regulatory compliance. As of June 30, 2026, the Company’s staked assets have immediate terms, meaning there is no lock-up period upon the asset being un-staked.

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

The Company considers the provision of staking services to be an output of the Company’s ordinary activities and accounts for staking rewards under ASC 606. Each separate validation under a smart contract with a network represents a performance obligation. The satisfaction of the performance obligation for processing and validating blockchain transactions occurs at a point in time when confirmation is received from the network indicating that the validation is complete, and the awards are available for transfer. At that point, the fair value of the staking reward is recognized and recorded as revenue. Staking rewards are non-cash consideration and are measured at fair value at the time control is obtained, using quoted market prices of the underlying digital asset. The Company presents staking revenue on a gross basis as it has determined it is acting as a principal in the transaction, as it controls the validation services prior to transfer of the rewards. Once the reward has been acquired by the Company, the tokens are added to the Company’s digital asset holdings and their fair value is accounted for in accordance with ASC 820.

Fixed Assets and Leases:

The Company has one lease which has a remaining term of 12 months during the reporting period. The Company has deemed the lease immaterial and has not recorded it as an obligation on the balance sheet nor a right-of-use asset. The total remaining future expense relating to this lease is approximately $72,000.

Fixed assets are stated at cost less accumulated depreciation. Depreciation is computed on a straight line basis over the estimated useful life of the asset, which is deemed to be between three and ten years.

Research and Development Costs:

All research and development costs, including costs to maintain or expand the Company’s patent portfolio licensed from CRE are expensed when incurred. Non-refundable advance payments for research and development are capitalized because the right to receive those services represents an economic benefit. Such capitalized advances will be expensed when the services occur and the economic benefit is realized. There were no capitalized research and development services at June 30, 2026 and December 31, 2025.

Income Taxes:

There is no income tax benefit for the losses for the three and six months ended June 30, 2026 and 2025 since management has determined certain US GAAP income recognized items are not currently subject to income taxes, but rather are deferred until a future event.

The Company’s policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statement of operations. As of January 1, 2026, the Company had no unrecognized tax benefits, or any tax related interest or penalties, and it does not expect significant changes in the amount of unrecognized tax benefits to occur within the next twelve months. There were no changes in the Company’s unrecognized tax benefits during the six month period ended June 30, 2026. The Company did not recognize any interest or penalties during 2026 related to unrecognized tax benefits.

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

BitGo secures the Company’s digital assets in regulated, insured cold storage with BitGo Trust and facilitates the Company’s acquisitions of TAO through its affiliated trading platforms, including access to liquidity via its OTC desk. TAO is staked directly from qualified custody with BitGo Trust, enabling the Company to generate yield while maintaining security and regulatory compliance. The Company has begun to generate revenue through TAO staking. The initial acquisition of TAO was funded by the Company’s cash reserves and balance sheet.

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

Below is a rollforward of digital asset activity for the six months ended June 30, 2026:

Balance of Digital Assets as of January 1, 2026	$17,927,183
Purchase of TAO tokens	—
Staking rewards (non-cash additions)	477,400
Unrealized loss on digital assets	(1,595,178)
Balance of Digital Assets as of June 30, 2026	$16,809,405

The above rollforward reflects total purchases of TAO, staking rewards earned, and unrealized changes in fair value during the period, which reconcile to the ending balance. The fair value of TAO is determined based on quoted market prices from active trading platforms and is classified as Level 1 within the fair value hierarchy.

The following table identifies the digital assets earned from staking activities:

	For the Three and Six Months Ended		For the Three and Six Months Ended
	June 30,		June 30,
	2026	2026	2025	2025
Asset	Token Rewards	Revenue	Token Rewards	Revenue
TAO - Six Months	1,986.76	$477,400	11.84	$3,962
TAO - Three Months	1,095.64	$88,626	11.84	$3,962

Changes in fair value of digital assets and staking rewards are recognized in the statement of operations.

Cost of Revenue

The Company’s cost of revenues related to its digital asset staking are primarily advisory fees incurred for the processing of the staking transactions and fees for BitGo (our cryptocurrency exchange). These costs are directly related to the production of digital asset staking revenues. For the three and six months ended June 30, 2026, the cost associated with the revenue recorded from digital asset staking was $22,063 and $39,432, respectively.

As of August 11, 2026, the Company had a total of approximately 83,794 TAO tokens with a total market value of approximately $16.7 million, based on quoted market prices at that date.

Strategic Investments in Limited Partnership Interests in Yuma

On October 24, 2025, the Company entered into Subscription Agreements (the “Subscription Agreements”) with Yuma Subnet Composite Onshore Fund, L.P. (“YSCO”) and Yuma Large Cap Subnet Onshore Fund, L.P. (“YLCSO”), pursuant to which the Company agreed to purchase from YSCO a 29,794.9626 share interest at a price of $12.59 per share, representing 7.5% of YSCO’s issued and outstanding share capital and agreed to purchase from YLCSO a 32,425.1615 share interest at a price of $11.57 per share, representing 7.5% of YLCSO’s issued and outstanding share capital. Pursuant to the terms of the Subscription Agreements, the Company funded these investments through contributions of TAO, a digital asset, which was measured at fair value on the date of contribution.

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

As of June 30, 2026, the carrying value of the investments represents the Company’s maximum exposure to loss. The Company has not provided financial or other support to these VIEs and has no obligation to provide additional funding.

The Company may request to redeem its units in the funds on the last day of each calendar quarter after the units have been outstanding for at least 12 months. Such requests are subject to approval by the funds. Due to this restriction, the Company’s units were not redeemable as of June 30, 2026. The investments will be eligible for redemption beginning on December 31, 2026.

Below is a summary of activity for the Yuma investments as of June 30, 2026:

Balance of Limited Partnership Interests as of January 1, 2026	$446,954
Change in fair value of limited partnership investments	31,870
Balance as of June 30, 2026	$478,824

Stanford License Agreements

On May 12, 2014, the Company entered into a license agreement (the “Stanford License Agreement”) with The Board of Trustees of The Leland Stanford Junior University (“Stanford”), pursuant to which Stanford has granted to the Company a revenue-bearing, world-wide right and exclusive license, with the right to grant sublicenses (on certain conditions), under certain patent rights and related technology for the use of bryostatin structural derivatives, known as “bryologs,” for use in the treatment of central nervous system disorders, lysosomal storage diseases, stroke, cardio protection and traumatic brain injury, for the life of the licensed patents. The Company is required to use commercially reasonable efforts to develop, manufacture and sell products (“Licensed Products”) in the Licensed Field of Use (as defined in the Stanford License Agreement) during the term of the licensing agreement which expires upon the termination of the last valid claim of any licensed patent under this agreement. In addition, the Company must meet specific product development milestones, and upon meeting such milestones, make specific milestone payments to Stanford. The Company must also pay Stanford royalties of 3% of net sales, if any, of Licensed Products (as defined in the Stanford License Agreement) and milestone payments of up to $3.7 million dependent upon stage of product development. As of June 30, 2026, no royalties nor milestone payments have been earned or made.

On January 19, 2017, the Company entered into a second license agreement with Stanford, pursuant to which Stanford has granted to the Company a revenue-bearing, world-wide right and exclusive license, with the right to grant sublicenses (on certain conditions), under certain patent rights and related technology for the use of “Bryostatin Compounds and Methods of Preparing the Same,” or synthesized bryostatin, for use in the treatment of neurological diseases, cognitive dysfunction and psychiatric disorders, for the life of the licensed patents. The Company paid Stanford $70,000 upon executing the license and is obligated to pay an additional $10,000 annually as a license maintenance fee. In addition, based upon certain milestones that include product development and commercialization, the Company will be obligated to pay up to an additional $2.1 million and between 1.5% and 4.5% royalty payments on certain revenues generated by the Company relating to the licensed technology. On November 9, 2021, the Company revised the existing licensing agreement with Stanford. The revisions extended all the required future product development and commercialization milestones. The Company is currently in full compliance with the revised agreement and is moving forward on its commitments. As of June 30, 2026, no royalties nor milestone payments have been earned or made.

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

The Company was required to pay Mt. Sinai milestone payments of $2.0 million upon approval of a new drug application (“NDA”) in the United States and an additional $1.5 million for an NDA approval in the European Union or Japan. In addition, the Company was required to pay Mt. Sinai royalties on net sales of licensed product of 2.0% for up to $250 million of net sales and 3.0% of net sales over $250 million. Since inception, the Company has paid Mt. Sinai approximately $210,000 consisting of licensing fees of $135,000 plus development costs and patent fees of approximately $75,000. As of June 30, 2026, no royalties nor milestone payments have been earned or made.

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

In connection with the Supply Agreement, on June 9, 2020, the Company entered into a transfer agreement (the “Transfer Agreement”) with BryoLogyx. Pursuant to the terms of the Transfer Agreement, the Company agreed to assign and transfer to BryoLogyx all of the Company’s right, title and interest in and to that certain Cooperative Research and Development Agreement, dated as of January 29, 2019 (the “CRADA”), by and between the Company and the U.S. Department of Health and Human Services, as represented by the NCI, under which Bryostatin-1’s ability to modulate CD22 in patients with relapsed/refractory CD22+ disease has been evaluated to date. Pursuant to guidance provided by NCI, the CRADA has been cancelled and BryoLogyx has initiated a request for a new CRADA in its name. BryoLogyx will be filing its own investigational new drug application (“IND”) for CD22 with the FDA. As consideration for the transfer of rights to the CRADA, BryoLogyx has agreed to pay to the Company 2% of the gross revenue received in connection with the sale of bryostatin products, up to an aggregate payment amount of $1 million. No such revenues have been earned as of June 30, 2026.

Nemours Agreement

On September 5, 2018, the Company announced a collaboration with Nemours A.I. DuPont Hospital (“Nemours”), a premier U.S. children’s hospital, to initiate a clinical trial in children with Fragile X syndrome, a genetic disorder. In addition to the primary objective of safety and tolerability, measurements will be made of working memory, language and other functional aspects such as anxiety, repetitive behavior, executive functioning, and social behavior. On August 5, 2021, the Company announced its memorandum of understanding with Nemours to initiate a clinical trial using Bryostatin-1, under orphan drug status, to treat Fragile X. The Company intends to provide the Bryostatin-1 and obtain the IND, and Nemours intends to provide the clinical site and attendant support for the trial. The Company and Nemours, jointly, will develop the trial protocol. The Company estimates its total trial and IND cost to be approximately $2.0 million. As of June 30, 2026, the Company has incurred cumulative expenses associated with this agreement of approximately $100,000.

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

After Neurotrope’s initial Series A stock financing, the CRE License Agreement required the Company to enter into scope of work agreements with CRE as the preferred service provider for any research and development services or other related scientific assistance and support services. There were no such statements of work agreements entered into during the six months ended June 30, 2026.

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

Note 4 – Related Party Transactions:

On June 4, 2025, Dr. Daniel L. Alkon resigned as an officer, director and Chief Scientific Officer of the Company to become a consultant working with the Company’s newly established Bryostatin Development Committee of the Board (the “Bryostatin Development Committee”), consisting of Mr. William Singer and Mr. Joshua Silverman. Dr. Alkon will serve as director of the Bryostatin Platform Development Program and will work with the Bryostatin Development Committee to find and evaluate opportunities for continued development of the Company’s Bryostatin assets. On June 4, 2025, Dr. Alkon entered into a consulting agreement with the Company (the “Alkon Consulting Agreement”). In connection with his resignation, and pursuant to the Alkon Consulting Agreement, the Company and Dr. Alkon agreed to reduce Dr. Alkon’s base monthly salary to $12,500 per month. See Note 5—Other Commitments—Resignation of Dr. Daniel L. Alkon, M.D. On August 9, 2025, the Board reduced Dr. Alkon’s base monthly salary to $1,500 per month. Effective October 10, 2025, the Company terminated the Alkon Consulting Agreement. On June 6, 2025, Mr. Joshua Silverman was appointed as Executive Chairman of the Board. In consideration of his new role, Mr. Silverman was paid a salary of $30,000 per month. For the three and six months ended June 30, 2026, $90,000 and $180,000, respectively, is reflected as part of general and administrative expenses in the Company’s Condensed Consolidated Statements of comprehensive loss. On August 14, 2025, the Company entered into an Executive Compensation Agreement (the “Silverman Compensation Agreement”) with Mr. Silverman, effective as of July 1, 2025, pursuant to which Mr. Silverman serves as the Company’s Executive Chairman.

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

Note 5 – Other Commitments:

Employment Agreements

On June 8, 2025, Dr. Alan J. Tuchman M.D. resigned as Chief Executive Officer of the Company, effective June 8, 2025. On August 28, 2025, Dr. Tuchman further resigned from his position as a member of the Board and as a member of all committees of the Board on which he served. Dr. Tuchman now serves as the Company’s Chief Medical Officer. In connection with his resignation as Chief Executive Officer, the Company and Dr. Tuchman agreed to reduce Dr. Tuchman’s base monthly salary to $7,500 per month. For the three months ended June 30, 2026 and 2025, the Company paid Dr. Tuchman $22,500 and $37,500, respectively. For the six months ended June 30, 2026 and 2025, the Company paid Dr. Tuchman $45,000 and $75,000, respectively.

As noted above in Note 4—Related Party Transactions, on August 14, 2025, the Company entered into the Silverman Compensation Agreement with Mr. Silverman, effective as of July 1, 2025, pursuant to which Mr. Silverman serves as the Company’s Executive Chairman. See Note 4—Related Party Transactions for additional information regarding the Silverman Compensation Agreement. For the three months ended June 30, 2026 and 2025, the Company paid Mr. Silverman $60,000 and $90,000, respectively. For the six months ended June 30, 2026 and 2025, the Company paid Mr. Silverman $120,000 and $180,000, respectively.

Consulting Agreements

Consulting Agreement with James Altucher, Z-List Media, OSS Capital LLC and Joseph Jacks

The Company continues to recognize expense related to consulting agreements entered into in 2025 with James Altucher and Z-List Media, Inc. and with OSS Capital LLC and Joseph Jacks. During the three and six months ended June 30, 2026, the Company recognized consulting expense of $398,306 and $796,612, respectively, related to these arrangements. No such expense was recognized during the three and six months ended June 30, 2025. As of June 30, 2026, prepaid consulting expense related to these agreements was $1,053,787.

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

As of June 30, 2026, 679 shares of Series D Convertible Preferred Stock remained outstanding, convertible into 226,187 shares of Common Stock. Series D Common Stock Warrants to purchase 349,667 shares of Common Stock also remained outstanding. During the three and six months ended June 30, 2026, the Company recorded dividends/accretion of $0 and $184,630, respectively, related to the Series D Convertible Preferred Stock.

The Company was in compliance with the material terms and covenants of the Series D Convertible Preferred Stock arrangements as of June 30, 2026, and there were no material amendments to these arrangements during the current quarter.

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

As of June 30, 2026, 11,000 shares of Series E Convertible Preferred Stock remained outstanding and were convertible into 1,375,000 shares of Common Stock. Series E Common Stock Warrants to purchase 1,430,000 shares of Common Stock also remained outstanding. During the three and six months ended June 30, 2026, the Company recognized preferred dividends/accretion of $1,840,149 and $3,680,298, respectively, related to the Series E Convertible Preferred Stock.

The Company was in compliance with the material terms and covenants of the Series E Convertible Preferred Stock arrangements as of June 30, 2026, and there were no material amendments to these arrangements during the current quarter.

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

During the three months ended June 30, 2026 and 2025, the Company recorded a gain of $6,000 and a loss of $554,000, respectively and, during the six months ended June 30, 2026 and 2025, the Company recorded no change and a loss of $442,000, respectively, related to the change in fair value of the Series B warrant liability which is recorded in other income (expense) on the Condensed Consolidated Statements of Comprehensive Income. The fair value of the warrants of $9,000 was estimated at June 30, 2026 utilizing the Black Scholes model using the following weighted average assumptions: dividend yield 0%; remaining term of 1.39 years; equity volatility of 135.0%; and a risk-free interest rate of 3.96%.

Accounting Treatment of September 2024 Private Placement

Series C Preferred Shares

As of December 31, 2025, the Series C convertible preferred stock, par value $0.0001, with a stated value of $1,000 per share (the “Series C Convertible Preferred Stock”), had been fully redeemed, and no shares were outstanding as of June 30, 2026. Accordingly, the Company recorded no accretion, dividends, redemption premiums, or change in fair value of the related embedded derivative liability during the six months ended June 30, 2026.

During the six months ended June 30, 2025, the Company redeemed $4,061,750 of Series C Convertible Preferred Stock and $80,312 of accrued dividends in cash, relieved $316,485 of related premium recognized in conjunction with the amendment to the Series C Preferred Stock, recognized a deemed dividend of $105,722 related to cash premiums, and recorded a loss of $182,000 related to the change in fair value of the embedded derivative liability.

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

During the three and six months ended June 30, 2026, the Company recorded $0 and, for the three and six months ended June 30, 2025, a loss of $5.1 million and $6.4 million, respectively, related to changes in the fair value of the Series C Common Stock Warrant liability, which is included in other income in the condensed consolidated statements of comprehensive income.

Accounting Treatment of June 2025 Private Placement

Series D Preferred Shares

The Company determined that the Series D Convertible Preferred Stock contains embedded features requiring bifurcation and liability accounting under ASC 815. The embedded derivative liability is remeasured at fair value each reporting period, with changes in fair value recognized in earnings.

During the three months ended June 30, 2026 and 2025, the Company recorded no gain or loss and a loss of $110,000, respectively and, during the six months ended June 30, 2026 and 2025, the Company recorded a gain of $1,000 and a loss of $110,000, respectively, related to changes in the fair value of the embedded derivative liability associated with the Series D Convertible Preferred Stock, which is included in other income (expense) in the condensed consolidated statements of comprehensive income. As of June 30, 2026, the fair value of the embedded derivative liability was approximately $1,000.

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

During the three months ended June 30, 2026 and 2025, the Company recorded a gain of approximately $995,000 and $0, respectively, and, during the six months ended June 30, 2026, the Company recorded a loss of $656,000 and $0, respectively, related to the change in fair value of the embedded derivative liability, which is included in other income (expense) in the condensed consolidated statements of comprehensive income. As of June 30, 2026, the fair value of the embedded derivative liability was approximately $2.8 million.

The Series E Common Stock Warrants were classified in equity upon issuance and are not remeasured in subsequent reporting periods.

Additional information regarding the October 2025 private placement, related warrant issuances, and initial accounting treatment was previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Note 7 – Stock-Based Compensation:

2020 Equity Incentive Plan

Upon completion of the Spin-Off, the Company’s 2020 Equity Incentive Plan (the “2020 Plan”) became effective on December 7, 2020. On December 20, 2023, the Company held its annual meeting of stockholders at which time the Company’s stockholders approved an amendment to the Company’s 2020 Plan to increase the total number of shares of Common Stock authorized for issuance from 55,000 to an aggregate of 175,000 shares. On December 6, 2024, The Company held an annual meeting of stockholders whereby the Company’s stockholders approved an amendment to the Company’s 2020 Plan to increase the total number of shares of Common Stock authorized for issuance from 175,000 to 675,000. On August 6, 2025, the Company held a special meeting of stockholders whereby the Company’s stockholders approved amendments to the Company’s 2020 Plan to: (i) change its name to “TAO Synergies Inc. 2020 Equity Incentive Plan” and; (ii) to increase the total number of shares of Common Stock authorized for issuance from 675,000 to 2,675,000.

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

Stock and Option Grants

The following is a summary of stock option activity under the stock option plans for the six months ended June 30, 2026:

			Weighted-
			Average	Aggregate
		Weighted-	Remaining	Intrinsic
	Number	Average	Contractual	Value
	of	Exercise	Term	(in
	Shares	Price	(Years)	thousands)
Options outstanding at January 1, 2026	93,681	$50.28	8.7	$—
Options granted	337,400	$4.81	9.9	—
Less options forfeited	—	$—	—	—
Less options expired/cancelled	—	$—	—	—
Less options exercised	—	$—	—	—
Options outstanding at June 30, 2026	431,081	$14.69	9.5	$—
Options exercisable at June 30, 2026	31,281	$130.05	6.4	$—

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing price of the Common Stock, which was $3.73 per share on June 30, 2026 and $3.68 per share on December 31, 2025.

On April 7, 2026, the Company granted an aggregate of 2,400 stock options to three Board members. The stock options have an exercise price of $5.52 per share, vest on the first anniversary of issuance and have an expiration date of ten years from the date of issuance. The Company used the Black Scholes valuation method to determine the fair value of the options assuming the following: implied volatility of 120.6%, a risk-free interest rate of 3.97% and aggregate fair value of $11,379, which is expensed over the vesting term. On May 18, 2026, the Company granted an aggregate of 335,000 stock options to five Board members and one officer. The stock options have an exercise price of $4.80 per share, vest on the first anniversary of issuance and have an expiration date of ten years from the date of issuance. The Company used the Black Scholes valuation method to determine the fair value of the options assuming the following: implied volatility of 120.2%, a risk-free interest rate of 4.29% and aggregate fair value of approximately $1.39 million, which is expensed over the vesting term.

As of June 30, 2026, the Company had unrecognized stock option expense of approximately $1.26 million and a remaining weighted average period for recognition of 0.86 years.

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

Restricted Stock Issuances

On January 16, 2026, the Company issued 22,563 shares of restricted stock to a consultant engaged to provide investor relations services with a total fair market value on date of issuance of $100,000, expensed upon issuance. On March 6, 2026, the Company issued 1,025 shares of restricted stock to another consultant engaged to provide investor relations services with a total fair market value on date of issuance of $4,454, expensed upon issuance. On June 8, 2026, the Company issued 1,181 shares of restricted stock to another consultant engaged to provide investor relations services with a total fair market value on date of issuance of $4,500, expensed upon issuance.

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

The Company recorded total expenses relating to the outstanding stock options of $241,725 and $969,232 for the three months ended June 30, 2026 and 2025, respectively and $318,325 and $17,827 for the six months ended June 30, 2026 and 2025, respectively. Each of these expenses is classified under general and administrative expenses.

Note 8 – Common Stock Warrants:

The table below presents a reconciliation of the Company’s outstanding and exerciseable warrants for the six months ended June 30, 2026:

Number
of shares
Warrants outstanding and exercisable January 1, 2026	3,301,622
Warrants issued	953,335
Warrants exercised	—
Warrants expired	(166,112)
Warrants outstanding June 30, 2026	4,088,845
Warrants exercisable June 30, 2026	4,088,845

On May 18, 2026, the Company issued stock options to certain Company officers and directors with an exercise price of $4.80 per share. As a result, the Company issued, to holders of the Series E Warrants, an additional 953,335 warrants pursuant to the repricing triggered by the options issuance and repriced the Series E Warrants to $4.80 per share (the “May 2026 Adjustment”).

As a result of the May 2026 Adjustment, the Company recognized the change in the fair value of the Series E Warrants as a deemed dividend in the amount of approximately $4.2 million during the three and six months ended June 30, 2026. The Company valued the deemed dividend in connection with the May 2026 Adjustment as the difference between: (a) the modified fair value of the

Series E Warrants in the amount of approximately $9.6 million and (b) the fair value of the Series E Warrants prior to the modification of approximately $5.4 million. The fair value of the Series E Warrants before the effect of the May 2026 Adjustment was estimated utilizing the Black Scholes model using the following key inputs and assumptions: the number of shares issuable upon exercise of the Warrants totaling 1,430,000 shares; the exercise price of $8.00 per share; dividend yield of 0%; remaining term of 4.41 years; equity volatility of 130.0%; and a risk-free interest rate of 4.14%. The fair value of the Series E Warrants after the effect of the May 2026 Adjustment was estimated utilizing the Black Scholes model and the following key inputs and assumptions: the number of shares issuable upon exercise of the Series E Warrants totaling 2,383,335 shares; the exercise price of $4.80 per share; dividend yield of 0%; remaining term of 4.41 years; equity volatility of 130.0%; and a risk-free interest rate of 4.14%.

On July 6, 2026, the Company issued warrants to a consultant with an exercise price of $3.85 per share. As a result, the Company issued, to holders of the Series E Warrants, an additional 565,478 warrants and repriced the Series E Warrants to $3.85 per share.

As of June 30, 2026, the weighted average exercise price and the weighted average remaining life of the total warrants were $5.54 per warrant and 4.18 years, respectively. The intrinsic value of the warrants as of June 30, 2026 was approximately $295,000. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing price of the Common Stock, which was $3.73 per share on June 30, 2026.

Note 9 - Fair Value on a Recurring Basis:

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. The estimated fair value of the warrant liability and bifurcated embedded derivatives represent Level 3 measurements. The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at June 30, 2026 and December 31, 2025 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		June 30,	December 31,
Description	Level	2026	2025
Liabilities:
Warrant liability (Note 6)	3	$9,000	$9,000
Derivative liability (Note 6)	3	$2,769,000	$2,114,000

The following table sets forth a summary of the change in the fair value of the Series B Warrant liability that is measured at fair value on a recurring basis:

Balance on December 31, 2025	$9,000
Change in fair value of warrant liabilities	—
Balance on June 30, 2026	$9,000

The following table sets forth a summary of the change in the fair value of the Series D Convertible Preferred Stock bifurcated embedded derivative liability that is measured at fair value on a recurring basis:

Balance on December 31, 2025	$2,000
Change in fair value of derivative liability Series D Convertible Preferred Stock	(1,000)
Balance on June 30, 2026	$1,000

The following table sets forth a summary of the change in the fair value of the Series E Convertible Preferred Stock bifurcated embedded derivative liability that is measured at fair value on a recurring basis:

Balance on December 31, 2025	$2,112,000
Change in fair value of derivative liability Series E Convertible Preferred Stock	656,000
Balance on June 30, 2026	$2,768,000

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

In addition to the significant expense categories included within net loss presented on the Company’s Condensed Consolidated Statements of Comprehensive Income, the following table disaggregates the components of research and development expenses:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
External clinical development expenses	$10,353	$84,457	$20,704	$110,648
Personnel related and stock-based compensation	7,013	44,258	9,525	57,083
Other research and development expenses	14,489	19,840	30,226	41,640
Total research and development expenses	$31,855	$148,555	$60,455	$209,371

Note 11 – Subsequent Events

Refer to Notes 3 and 8 disclosures of applicable subsequent events.

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

Basis of Presentation

The unaudited financial statements for the six months ended June 30, 2026 and 2025 include a summary of our significant accounting policies and should be read in conjunction with the discussion below and our financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included in the financial statements. All such adjustments are of a normal recurring nature.

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

As of August 11, 2026, TAO’s circulating supply was approximately 11.22 million tokens with a market capitalization of approximately $2.2 billion, according to publicly available sources. The lifecycle of TAO follows a supply schedule. Approximately one block is produced every ~12 seconds, with 1 TAO per block minted before the first halving (about 7,200 TAO/day), and 0.5 TAO per block minted after the first halving (about 3,600 TAO/day). The first halving occurred when total issuance reached 10.5 million TAO on December 15, 2025. TAO is not halved on a daily basis. Instead, the per-block emission rate decreases by 50% when predetermined issuance thresholds are reached. TAO has a hard cap of 21,000,000 tokens. Subtensor transaction fees are paid in TAO. Current public documentation indicates that transaction fees are deducted from total issuance rather than distributed as rewards. Accordingly, subnet miners and subnet validators generally do not receive TAO as transaction-fee awards for validating transactions, and instead earn rewards primarily through protocol emissions. In addition, per current documentation, certain staking-related transactions are described as subject to a percentage-based fee (for example, 0.05% of the TAO amount being staked or unstaked), in addition to any weight-based transaction fees (in this context “weight” is a measure of compute time).

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

We have not established a specific target amount of TAO that we seek to hold. Instead, we monitor market conditions, liquidity needs, and financing opportunities in determining whether to make additional TAO purchases in the future. We view our TAO holdings as long-term holdings and expect to continue accumulating TAO over time. As of June 30, 2026, approximately 87.7% of our treasury holdings were invested in TAO. We do not hedge our TAO exposure and have no diversification strategy into other crypto assets. Accordingly, our treasury strategy currently reflects long-only exposure to TAO. However, we are exploring the potential implementation of hedging strategies to manage risks associated with digital asset price volatility; we have not implemented any hedging strategies to date, and there can be no assurance that any such strategies will be implemented or, if implemented, effective.

Although a liquid market for TAO exists, we have not monetized (i.e., sold) any TAO to date. The majority of our TAO is staked as soon as trade settlement permits, and we currently stake TAO through two staking providers - tao5 and Yuma. We only engage in TAO staking. In the future, we may explore additional yield-enhancement strategies, including participation in Bittensor subnets. Any such activity would likely be undertaken with a third-party partner possessing substantial subnet expertise.

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

During the three months ended June 30, 2026 and 2025, the Company recorded a gain of $6,000 and a loss of $554,000, respectively, and, during the six months ended June 30, 2026 and 2025, the Company recorded no gain or loss and a loss of $442,000, respectively related to the change in fair value of the Series B warrant liability, which is recorded in other income (expense) on the Condensed Consolidated Statements of Comprehensive Income. The fair value of the warrants of approximately $9,000 was estimated at June 30, 2026 utilizing the Black Scholes model using the following weighted average assumptions: dividend yield 0%; remaining term of 1.39 years; equity volatility of 137.0%; and a risk-free interest rate of 3.96%.

Series E Warrants Repricing

On May 18, 2026, the Company issued stock options to certain Company officers and directors with an exercise price of $4.80 per share. As a result, the Company issued, to holders of the Series E Warrants, an additional 953,335 warrants pursuant to the repricing triggered by the options issuance and repriced the Series E Warrants to $4.80 per share. On July 6, 2026, the Company issued warrants to a consultant with an exercise price of $3.85 per share. As a result, the Company issued to holders of the Series E Warrants an additional 565,478 warrants and repriced the Series E Warrants to $3.85 per share.

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

Results of Operations

Comparison of the three months ended June 30, 2026 and 2025

The following table summarizes our results of operations for the three months ended June 30, 2026 and 2025:

	Three Months ended
	June 30,		Dollar
	2026	2025	Change	% Change
Revenues	$88,626	$3,962	$84,664	2,136.9%
Operating Expenses:
Research and development expenses	$31,855	$148,555	$(116,700)	(78.6)%
General and administrative expenses	$1,626,007	$2,191,395	$(565,388)	(25.8)%
Warrant issuance costs	$—	$699,845	$(699,845)	(100.0)%
Other expense, net	$(7,729,730)	$(14,480,245)	$6,750,515	(46.6)%
Net loss	$(9,298,966)	$(17,516,078)	$8,217,112	(46.9)%

Revenues

We generated operating revenues for the three months ended June 30, 2026 and 2025 from staking TAO tokens of $88,626 and $3,962, respectively. The increase is attributable to purchasing tokens and staking for the entire 2026 period versus limited purchases and staking in the 2025 period.

Operating Expenses

Overview

Total operating expenses for the three months ended June 30, 2026 were $1,657,862 as compared to $3,039,795 for the three months ended June 30, 2025, a decrease of approximately 45.5%. The decrease in total operating expenses is due to the decreases in research and development, general and administrative and warrant issuance costs.

Research and Development Expenses

For the three months ended June 30, 2026, we incurred $31,855 in research and development expenses as compared to $148,555 for the three months ended June 30, 2025, a decrease of approximately 78.6%. These expenses were incurred primarily in connection with developing the potential AD therapeutic product. Of these expenses, for the three months ended June 30, 2026, $10,353 was incurred principally relating to our storage of drug product, $7,013 for clinical consulting services, $4,986 of amortization of prepaid licensing fees relating to the Stanford License Agreement and Mount Sinai License Agreement, $9,503 for development of alternative drug supply with Stanford University; comparatively, for the three months ended June 30, 2025, $90,810 was incurred principally relating to our product development and storage of drug product, $37,906 for clinical consulting services, $7,479 of amortization of prepaid licensing fees relating to the Stanford License Agreement and the Mount Sinai License Agreement, and $12,360 for development of alternative drug supply with Stanford University.

Our research and development expenses have decreased as our Cleveland Clinic trial for AD was concluded by the end of 2024 and our MS clinical trial was discontinued. Other development expenses might increase, as our resources permit, in order to advance our potential products. We are continuing to determine how to proceed with respect to our other current development programs for Bryostatin-1.

General and Administrative Expenses

We incurred $1,626,007 and $2,191,395 of general and administrative expenses for the three months ended June 30, 2026 and 2025, respectively, a decrease of approximately 25.8%. The three months ended June 30, 2025 results included warrant issuance costs associated with the Series D Private Placement of approximately $700,000. For the three months ended June 30, 2026, $258,202 was incurred primarily for wages, bonuses, vacation pay, severance, taxes and insurance, versus $212,548 for the three months ended June 30, 2025. The increase resulted primarily from increased compensation for the Company’s Chairman as he became Executive Chairman during the second quarter of 2025; $145,467 was incurred for legal expenses versus $322,510 for the 2025 comparable period. The higher legal fees for 2025 are based upon the Company changing its business strategy, restructuring and financing; $585,001 was incurred for outside operations consulting services during the three months ended June 30, 2026, versus $310,471 for the comparable period in 2025. The higher amount for the 2026 period reflects non-cash expenses associated with warrants issued to cryptocurrency experts totaling $398,306; $8,662 was incurred for travel expenses during the three months ended June 30, 2026, versus $10,370 for the comparable period in 2025 as Company officers and directors conducted due diligence for strategic investments in 2025; $76,094 was incurred for investor relations services during the three months ended June 30, 2026, versus $54,474 for the comparable period in 2025. The 2025 period included additional IR consulting services for the Company’s change to cryptocurrency treasury strategy; $17,389 was incurred for professional fees associated with auditing, financial, accounting and tax advisory services during the three months ended June 30, 2026, versus $52,904 for the comparable period in 2025. The increase for the 2025 period resulted from increased accounting and auditing fees relating to the Company’s cryptocurrency treasury strategy; $165,451 was incurred for insurance during the three months ended June 30, 2026, versus $149,730 for the comparable period in 2025. The increase is attributable to higher premiums relating the Company’s cryptocurrency treasury strategy; $128,016 was incurred for utilities, supplies, license fees, filing costs, rent, advertising and other during the three months ended June 30, 2026, versus $109,156 for the comparable period in 2025; and $241,725 was recorded as non-cash stock options compensation expense during the three months ended June 30, 2026, versus $969,232 for the comparable period in 2025. The decrease for the current period is attributable to granting of stock options awards during the third quarter of 2025 partially offset by the issuance of stock options awards during the current quarter.

Other Income / Expense

We recognized total other expense of $7,729,730 for the three months ended June 30, 2026 as compared to other expenses of $14,480,245 for the three months ended June 30, 2025, which consisted, for the periods 2026 and 2025, of unrealized gains on digital assets, and for both 2026 and 2025, interest income on funds deposited in interest-bearing money market accounts and investments in short-term U.S. treasury bills, and changes in fair value of warrant and derivative liabilities. The decrease in interest income and unrealized gains on treasury bills totaling $127,543 is primarily attributable to the decrease in cash balances over the period and lower interest rates. The total decrease in other expense is primarily attributable to the decrease in the fair values of warrant and derivative liabilities of approximately $15.6 million, partially offset by the unrealized loss on digital asset investments of approximately $8.4 million, losses attributable to the Yuma partnership investments of $318,870 and the decrease in interest income as noted above.

Net Loss

We recognized a net loss of $9,298,966 and $17,516,078 for the three months ended June 30, 2026 and 2025, respectively. The decreased loss was primarily attributable to the decrease in research and development expenses and general and administrative expenses partially offset by the decrease in other expenses.

Comparison of the six months ended June 30, 2026 and 2025

The following table summarizes our results of operations for the six months ended June 30, 2026 and 2025:

	Six Months ended
	June 30,		Dollar	%
	2026	2025	Change	Change
Revenues	$477,400	$3,962	$473,438	11,949.5%
Operating Expenses:
Research and development expenses	$60,455	$209,371	$(148,916)	(71.1)%
General and administrative expenses	$3,303,945	$3,199,744	$104,201	3.3%
Warrant issuance costs	$—	$699,845	$(699,845)	(100.0)%
Other expense, net	$2,157,574	$13,025,911	$(10,868,337)	(83.4)%
Net loss	$5,044,574	$17,130,909	$(12,086,335)	(70.6)%

Revenues

We generated operating revenues for the six months ended June 30, 2026 and 2025 from staking TAO tokens of $477,400 and $3,962, respectively. The increase is attributable to purchasing tokens and staking for the entire 2026 period versus limited purchases and staking in the 2025 period.

Operating Expenses

Overview

Total operating expenses for the six months ended June 30, 2026 were $3,364,400 as compared to $4,108,960 for the six months ended June 30, 2025, a decrease of approximately 27.2%. The decrease in total operating expenses is due to the decreases in research and development expenses and warrant issuance costs partially offset by the increase in general and administrative expenses.

Research and Development Expenses

For the six months ended June 30, 2026, we incurred $60,455 in research and development expenses as compared to $209,371 for the six months ended June 30, 2025, a decrease of approximately 71.1%. These expenses were incurred primarily in connection with developing the potential AD therapeutic product. Of these expenses, for the six months ended June 30, 2026, $20,704 was incurred principally relating to our storage of drug product, $9,525 for clinical consulting services, $10,275 of amortization of prepaid licensing fees relating to the Stanford License Agreement and Mount Sinai License Agreement, $19,951 for development of alternative drug supply with Stanford University; comparatively, for the six months ended June 30, 2025, $110,648 was incurred principally relating to our product development and storage of drug product, $57,083 for clinical consulting services, $14,904 of amortization of prepaid licensing fees relating to the Stanford License Agreement and the Mount Sinai License Agreement, and $26,736 for development of alternative drug supply with Stanford University.

Our research and development expenses have decreased as our Cleveland Clinic trial for AD was concluded by the end of 2024 and our MS clinical trial was discontinued. Other development expenses might increase, as our resources permit, in order to advance our potential products. We are continuing to determine how to proceed with respect to our other current development programs for Bryostatin-1.

General and Administrative Expenses

We incurred $3,303,945 and $3,199,744 of general and administrative expenses for the six months ended June 30, 2026 and 2025, respectively, an increase of approximately 3.3%. The six months ended June 30, 2025 results included warrant issuance costs associated with the Series D Private Placement of approximately $700,000. For the six months ended June 30, 2026, $537,081 was incurred primarily for wages, bonuses, vacation pay, severance, taxes and insurance, versus $449,791 for the six months ended June 30, 2025. The increase resulted primarily from increased compensation for the Company’s Chairman as he became Executive Chairman during the second quarter of 2025; $299,319 was incurred for legal expenses versus $400,957 for the 2025 comparable period. The higher legal fees for 2025 are based upon the Company changing its business strategy, restructuring and financing; $1,178,823 was incurred for outside operations consulting services during the six months ended June 30, 2026, versus $504,289 for the comparable period in 2025. The higher amount for the 2026 period reflects non-cash expenses associated with warrants issued to cryptocurrency experts totaling $796,612; $18,269 was incurred for travel expenses during the six months ended June 30, 2026, versus $26,328 for the comparable period in 2025 as Company officers and directors conducted due diligence for strategic investments in 2025; $238,133 was incurred for investor relations services during the six months ended June 30, 2026, versus $204,435 for the comparable period in 2025; $138,541 was incurred for professional fees associated with auditing, financial, accounting and tax advisory services during the six months ended June 30, 2026, versus $140,711 for the comparable period in 2025; $330,902 was incurred for insurance during the six months ended June 30, 2026, versus $279,934 for the comparable period in 2025. The increase is attributable to higher premiums relating to the Company’s cryptocurrency treasury strategy; $244,552 was incurred for utilities, supplies, license fees, filing costs, rent, advertising and other during the six months ended June 30, 2026, versus $220,358 for the comparable period in 2025; and $318,325 was recorded as non-cash stock options compensation expense during the six months ended June 30, 2026, versus $972,941 for the comparable period in 2025. The decrease for the current period is attributable to granting of stock options awards during the third quarter of 2025 partially offset by the issuance of stock options awards during the current quarter.

Other Income / Expense

We recognized total other expense of $2,157,574 for the six months ended June 30, 2026 as compared to other expenses of $13,025,911 for the six months ended June 30, 2025, which consisted, for the periods 2026 and 2025, of unrealized gains on digital assets, and for both 2026 and 2025, interest income on funds deposited in interest-bearing money market accounts and investments in short-term U.S. treasury bills, and changes in fair value of warrant and derivative liabilities. The decrease in interest income and unrealized gains on treasury bills totaling $274,398 is primarily attributable to the decrease in cash balances over the period and lower interest rates. The total decrease in other expense is primarily attributable to the decrease in the fair values of warrant and derivative liabilities of approximately $12.7 million and income attributable to the Yuma partnership investments of $31,870, partially offset by the unrealized loss on digital asset investments of approximately $1.6 million and the decrease in interest income as noted above.

Net Loss

We recognized a net loss of $5,044,574 and $17,130,909 for the six months ended June 30, 2026 and 2025, respectively. The decreased losses were primarily attributable to the decrease in research and development expenses and general and administrative expenses and warrant issuance costs partially offset by the decrease in other expenses.

Financial Condition, Liquidity and Capital Resources

Cash and Working Capital

Since inception, we have incurred negative cash flows from operations. As of June 30, 2026, we had working capital of $19,585,415 as compared to working capital of $23,564,919 as of December 31, 2025. The $3,979,504 decrease in working capital was primarily attributable to operating expenses of approximately $2.9 million, decrease in digital assets of approximately $1.1 million and dividends on preferred stock of approximately $600,000, partially offset by approximately $600,000 from consultant warrant issuances and approximately $61,000 of interest income.

We expect that our current cash and cash equivalents and digital assets of approximately $18.8 million will be sufficient to support our projected operating requirements for at least the next 12 months from the date of this Quarterly Report on Form 10-Q, which may include the continuing development of Bryostatin-1, our initiation and possible development of a therapeutic for MS and other possible therapeutics.

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

	Six Months Ended June 30,
	2026	2025
Cash used in operating activities	$2,557,837	$2,749,668
Cash used in investing activities	$—	$4,500,000
Cash (used in) provided by financing activities	$(571,377)	$3,963,165

Net Cash Used in Operating Activities

Cash used in operating activities was $2,557,837 for the six months ended June 30, 2026, compared to $2,749,668 for the six months ended June 30, 2025. The $191,831 decrease primarily resulted from the decrease in net loss of approximately $12.1 million and the increased loss on digital assets, net of the change in unrealized revenues, of approximately $1.1 million and changes in current assets and liabilities of approximately $600,000, partially offset by the decrease in derivative liabilities of approximately $12.7 million, the decrease in warrant issuance costs of approximately $700,000 and the decrease in non-cash compensation of approximately $200,000.

Net Cash Provided by (Used in) Investing Activities

Net cash used in investing activities was $0 for the six months ended June 30, 2026 compared to $4.5 million for the six months ended June 30, 2025. The cash used in investing activities for the six months ended June 30, 2026 was $0 versus the six months ended June 30, 2025 which was for the purchase of crypto currency for the Company’s treasury strategy.

Net Cash Provided by / Used in Financing Activities

Net cash used in financing activities was $571,377 for the six months ended June 30, 2026 compared to $3,963,165 for the six months ended June 30, 2025. For the six months ended June 30, 2026, the entire amount was used to pay dividends on Convertible Preferred Stock. For the six months ended June 30, 2025 consisted of proceeds from the Company’s Series D Preferred Stock offering and proceeds from exercise of investor warrants partially offset by principal and dividend payments applied to our outstanding Series C Preferred Stock outstanding.

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

Based on management’s review, our Executive Chairman of the Board and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of June 30, 2026. Notwithstanding the material weaknesses described above, our management has concluded that financial statements, and other financial information included in this Quarterly Report on Form 10-Q, fairly present in all material respects our financial condition, results of operations, and cash flows as of and for the periods presented in this Quarterly Report on Form 10-Q.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 16, 2026, we issued 22,563 shares of Common Stock to IRTH Communications, on March 6 and June 8, 2026, we issued 1,025 and 1,181 shares of Common Stock to Neil Cataldi, both issuances in exchange for investor relations services.

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

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

During the fiscal quarter ended June 30, 2026, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

101*

The following financial information from this Quarterly Report on Form 10-Q for the period ended June 30, 2026, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations; (ii) the Condensed Consolidated Balance Sheets; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to Financial Statements, tagged as blocks of text.

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

TAO Synergies Inc.

Date: August 13, 2026	By:	/s/ Joshua N. Silverman
Joshua N. Silverman
Executive Chairman of the Board of Directors
(principal executive officer)

Date: August 13, 2026	By:	/s/ Robert Weinstein
Robert Weinstein
Chief Financial Officer, Executive Vice President, Secretary and Treasurer
(principal financial officer and principal accounting officer)